Form 10-Q
period 1994-03-31
ENSERCH CORP
filed 1994-05-13
CIK 33015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1994                      Commission File No. 1-3183



                              ENSERCH CORPORATION



Incorporated - State of Texas               I.R.S. Identification No. 75-0399066

            ENSERCH Center, 300 South St. Paul, Dallas, Texas 75201

       Registrant's telephone number, including Area Code: 214-651-8700









    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X       No
                                   _____        _____





    Number of shares of Common Stock of Registrant outstanding as of May 11, 1994: 66,761,042

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                                                        Three Months Ended
                                                             March 31
                                                    --------------------------
                                                         1994             1993
                                                         ----             ----
                                                        (In thousands except
                                                         per share amounts)
Revenues
Natural gas transmission and distribution . . .        $531,138       $498,380
Natural gas and oil exploration and production.          50,737         41,034
Natural gas liquids processing. . . . . . . . .          19,967         22,082
Power and other . . . . . . . . . . . . . . . .          48,202         48,120
Less intercompany revenues. . . . . . . . . . .         (44,327)       (16,067)
                                                       --------       --------
    Total . . . . . . . . . . . . . . . . . . .         605,717        593,549
                                                       --------       --------
Costs and Expenses
Gas purchase. . . . . . . . . . . . . . . . . .         348,669        336,073
Operating expenses. . . . . . . . . . . . . . .         122,715        119,670
Depreciation and amortization . . . . . . . . .          34,253         29,948
Gross receipts and production taxes . . . . . .          17,596         19,066
Payroll, ad valorem and other taxes . . . . . .           9,642          9,065
                                                       --------       --------
    Total . . . . . . . . . . . . . . . . . . .         532,875        513,822
                                                       --------       --------
Operating Income. . . . . . . . . . . . . . . .          72,842         79,727
Other Income (Expense) - Net. . . . . . . . . .          (1,440)          (882)
Interest Expense. . . . . . . . . . . . . . . .         (16,813)       (20,784)
                                                       --------       --------
Income before Income Taxes. . . . . . . . . . .          54,589         58,061
Income Taxes. . . . . . . . . . . . . . . . . .          18,663         19,785
                                                       --------       --------
Income from Continuing Operations . . . . . . . .        35,926         38,276
Loss from Discontinued Operations . . . . . . . .                          (66)
                                                       --------       --------
Net Income. . . . . . . . . . . . . . . . . . .          35,926         38,210
Provision for Dividends on Preferred Stock. . .           2,844          3,184
                                                       --------       --------
Earnings Applicable to Common Stock . . . . . .        $ 33,082       $ 35,026
                                                       ========       ========
Per Share of Common Stock
Income from continuing operations after provision
  for dividends on preferred stock. . . . . . .        $    .50       $    .53
Discontinued operations . . . . . . . . . . . .
                                                       --------       --------
       Earnings applicable to common stock. . .        $    .50       $    .53
                                                       ========       ========
Cash dividends declared . . . . . . . . . . . .        $    .05       $    .05
                                                       ========       ========
Average Common and Dilutive Common
  Equivalent Shares Outstanding . . . . . . . .          66,817         66,251
                                                       ========       ========
Operating Income (Loss) of Major Businesses
(Excludes general corporate expenses)
  Natural gas transmission and distribution . .        $ 65,401       $ 74,182
  Natural gas and oil exploration and production          9,597          3,745
  Natural gas liquids processing. . . . . . . .          (1,022)         3,341
  Power and other . . . . . . . . . . . . . . .           1,382          1,006

See accompanying Notes.

                                      ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (UNAUDITED)


                                                                       Three Months Ended
                                                                            March 31
                                                                    -----------------------
                                                                        1994           1993
                                                                        ----           ----
                                                                         (In thousands)
OPERATING ACTIVITIES
  Income from continuing operations  . . . . . . . . . . . . .        $ 35,926      $ 38,276
  Adjustments to reconcile income to net cash flows
    Depreciation and amortization. . . . . . . . . . . . . . .          34,253        29,948
    Deferred income tax expense. . . . . . . . . . . . . . . .          18,322        19,253
    Recoveries of gas purchase contract settlements - net. . .          17,053        22,562
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,046)        1,795
                                                                      --------      --------
       Net cash flows provided by continuing operating
        activities before changes in current operating
        assets and liabilities . . . . . . . . . . . . . . . .         104,508       111,834
  Cash effect of changes in current operating assets
    and liabilities. . . . . . . . . . . . . . . . . . . . . .        (104,977)       (6,597)
                                                                      --------      --------
      Net cash flows (used for) from operating activities. . .            (469)      105,237
                                                                      --------      --------
INVESTING ACTIVITIES
  Property, plant and equipment additions. . . . . . . . . . .         (53,200)      (44,639)
  Proceeds from disposition of significant assets. . . . . . .                         7,825
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (14,681)      (10,185)
  Discontinued operations. . . . . . . . . . . . . . . . . . .         (61,488)        4,095
                                                                      --------      --------
      Net cash flows used for investing activities . . . . . .        (129,369)      (42,904)
                                                                      --------      --------
      Net cash flows (used for) from operating
        and investing activities . . . . . . . . . . . . . . .        (129,838)       62,333
                                                                      --------      --------
FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings .         152,550       (99,644)
  Issuance of senior long-term debt. . . . . . . . . . . . . .         149,117
  Retirement of senior long-term debt. . . . . . . . . . . . .         (75,067)       (7,126)
  Retirement of Series D Preferred Stock . . . . . . . . . . .         (75,000)
  Other financing activities - net . . . . . . . . . . . . . .         (25,017)       17,356
  Issuance of common stock . . . . . . . . . . . . . . . . . .           1,746         2,832
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . .          (7,119)       (6,495)
                                                                      --------      --------
      Net cash flows from (used for) financing activities. . .         121,210       (93,077)
                                                                      --------      --------
Net Decrease in Cash and Equivalents . . . . . . . . . . . . .          (8,628)      (30,744)
Cash and Equivalents at Beginning of Period. . . . . . . . . .          19,203        48,553
                                                                      --------      --------
Cash and Equivalents at End of Period. . . . . . . . . . . . .        $ 10,575      $ 17,809
                                                                      ========      ========


See accompanying Notes.

                                        ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (March 31, 1994 Unaudited)


                                                                    March 31    December 31
                                                                      1994         1993
                                                                    --------    --------
                                                                        (In thousands)
ASSETS
Current Assets
   Cash and equivalents. . . . . . . . . . . . . . . . . . .      $   10,575     $   19,203
   Accounts receivable . . . . . . . . . . . . . . . . . . .         229,184        224,947
   Gas stored underground. . . . . . . . . . . . . . . . . .          89,525        109,615
   Gas purchase settlements recoverable from customers . . .          34,823         42,800
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .         149,871        111,002
                                                                  ----------     ----------
     Total current assets. . . . . . . . . . . . . . . . . .         513,978        507,567
                                                                  ----------     ----------
Investments. . . . . . . . . . . . . . . . . . . . . . . . .          81,770         86,208
                                                                  ----------     ----------
Property, Plant and Equipment (full-cost
   method for gas and oil properties). . . . . . . . . . . .       3,639,778      3,594,056
   Less accumulated depreciation and amortization. . . . . .       1,505,465      1,476,003
                                                                  ----------     ----------
        Net property, plant and equipment. . . . . . . . . .       2,134,313      2,118,053
                                                                  ----------     ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . .          39,763         48,433
                                                                  ----------     ----------
        Total. . . . . . . . . . . . . . . . . . . . . . . .      $2,769,824     $2,760,261
                                                                  ==========     ==========
LIABILITIES
Current Liabilities
   Commercial paper and other short-term borrowings. . . . .      $  184,050     $   31,500
   Current maturities of senior long-term debt . . . . . . .          10,600         10,600
   Accounts payable and other accrued liabilities. . . . . .         373,403        442,395
   Accrued interest. . . . . . . . . . . . . . . . . . . . .          26,256         34,021
   Litigation judgment payable . . . . . . . . . . . . . . .                         62,035
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .          87,554        122,534
                                                                  ----------     ----------
       Total current liabilities . . . . . . . . . . . . . .         681,863        703,085
                                                                  ----------     ----------
Senior Long-term Debt. . . . . . . . . . . . . . . . . . . .         704,082        628,227
                                                                  ----------     ----------
Convertible Subordinated Debentures. . . . . . . . . . . . .          90,750         90,750
                                                                  ----------     ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . .         337,075        321,364
                                                                  ----------     ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . .         177,377        195,117
                                                                  ----------     ----------
Shareholders' Equity
   Adjustable rate preferred stock . . . . . . . . . . . . .         100,000        175,000
                                                                  ----------     ----------
   Common shareholders' equity
     Common stock (100,000 shares authorized;
        66,761 and 66,656 shares outstanding). . . . . . . .         297,087        296,619
     Paid in capital . . . . . . . . . . . . . . . . . . . .         340,392        339,115
     Retained earnings . . . . . . . . . . . . . . . . . . .          41,198         10,984
                                                                  ----------     ----------
       Common shareholders' equity . . . . . . . . . . . . .         678,677        646,718
                                                                  ----------     ----------
         Shareholders' equity. . . . . . . . . . . . . . . .         778,677        821,718
                                                                  ----------     ----------
         Total . . . . . . . . . . . . . . . . . . . . . . .      $2,769,824     $2,760,261
                                                                  ==========     ==========

See accompanying Notes.

                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                       Notes to Financial Statements




1. Prior period results have been restated to reflect the engineering and construction business segment as a discontinued operation.

2. Earnings per share applicable to common stock are based on the weighted average number of common shares, including common equivalent shares when dilutive, outstanding during the periods. Common equivalent shares consist of those shares issuable upon the assumed exercise of stock options under the treasury stock method. The 6 3/8% Convertible Subordinated Debentures were not common stock equivalents. Fully diluted earnings per share are not presented since the assumed exercise of stock options and conversion of debentures would not be dilutive.

3. In March 1994, the Corporation filed a shelf registration statement with the Securities and Exchange Commission for the sale from time to time of up to $450 million of its securities, which can be senior or subordinated debt securities, equity securities or preferred shares of a special purpose subsidiary.

    In April 1994, the Corporation sold three million Depositary Preferred Shares, Series F, representing $75 million of Adjustable Rate Preferred Stock, Series F. Each depositary share (stated value $25 per share) represents 1/40th ownership in one share of the Corporations' Adjustable Rate Preferred Stock, Series F. Dividend rates are determined quarterly, in advance, based on the Applicable Rate (being the highest of the three month U. S. Treasury bill rate, the U. S. Treasury ten-year constant maturity rate and the U. S. Treasury thirty-year constant maturity rate) multiplied by 87%. However, the dividend rate for any dividend period will not be less than 4.50% nor greater than 10.50% per annum. The dividend rate will be 6.375% through July 31, 1994. Net proceeds were used to repay a maturing bank loan of $29.3 million with an interest rate of 8.7% and to reduce commercial paper borrowings.

4. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of March 31, 1994, and the related condensed statements of consolidated income and cash flows for the three months ended March 31, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of December 31, 1993, and the related statements of consolidated income, cash flows and common shareholders' equity for the year then ended (not presented herein); and in our report dated February 7, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE

Dallas, Texas
April 25, 1994

Item 2.                Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


RESULTS OF OPERATIONS

       CONSOLIDATED RESULTS

         A significant improvement in sales volumes and prices for natural gas partially offset the negative effects of warmer winter weather and lower oil and liquids prices. ENSERCH Corporation's earnings applicable to common stock were $.50 per share for the first quarter of 1994, compared with $.53 per share for the year-ago period. Income from continuing operations for the first quarter of 1994 was $36 million, compared with $38 million for the first quarter of 1993. Operating income for the first three months of 1994 was $73 million versus
$80 million for the like period a year ago. First-quarter revenues were $606 million, compared with $594 million for the year-earlier period.

     First-quarter 1994 interest expense of $17 million was 19% below the first-quarter 1993 expense as a result of reduced debt and the restructuring of long-term debt at lower rates. The provision for preferred dividends of $2.8 million was 11% lower than in the prior-year first quarter.


       NATURAL GAS TRANSMISSION AND DISTRIBUTION

       Transmission and Distribution operations contributed operating income of $65 million for the first quarter of 1994, a $9 million decline from the prior year. Although winter weather in much of the nation was severely cold, first-quarter heating weather in Lone Star Gas Company's service area was 12% below normal and 5% less than last year. Consequently, residential and commercial sales volumes were down 4% from the year-earlier period. Overall, however, total system throughput improved, increasing 27% to 206 billion cubic feet
(Bcf), as gas transportation volumes rose nearly 45% above the 1993 first-quarter level. New investment to increase pipeline capacity contributed to the sharp increases in transportation and throughput volumes. Sales volumes for nonregulated affiliate Enserch Gas Company increased 43% due to higher sales off of the Lone Star system.


       NATURAL GAS AND OIL EXPLORATION AND PRODUCTION

       Operating income from Exploration and Production operations was $9.6 million, more than 2 1/2 times the year-earlier period, reflecting significantly improved prices and sales volumes for natural gas but lower oil prices. The average natural-gas sales price of $2.31 per thousand cubic feet
(Mcf) rose 18% from $1.95 per Mcf a year ago. Natural-gas sales volumes were 18 Bcf, a 22% increase from the year-earlier quarter, primarily due to pro-duction from Mississippi Canyon Block 441, which went on stream after the first quarter of 1993. Improved production from several East Texas gas fields, the result of production optimization and successful in-fill drilling and completion work in late 1993 and early 1994, also contributed to the higher sales volumes.

       Oil sales volumes of 514 thousand barrels were slightly lower than the year-earlier period, and the average price per barrel of oil declined 20% to $14.80 from $18.58.

     Average production cost per million British thermal units (MMBtu) decreased to $.54 in 1994 from $.61 in 1993, as fixed costs per unit of production declined due to a higher level of gas production. The overall rate of amortiza-tion for the first quarter of 1994 was $.98 per MMBtu produced, slightly higher than the year-earlier period, principally due to costs of additional offshore projects and increased development costs associated with older East Texas
fields.   At March 31, 1994, the value of ENSERCH's gas and oil properties, as determined by the method prescribed by the Securities and Exchange Commission, exceeded the net capitalized cost of such properties by approximately $50 mil-lion. Product prices are subject to seasonal and other fluctuations.


       NATURAL GAS LIQUIDS PROCESSING

       Natural gas liquids (NGL) processing activities had an operating loss of $1 million for the first quarter versus operating income of $3.3 million in the prior-year period. Higher prices for natural gas, the feedstock used in NGL production, and continued depressed NGL sales prices caused already weak margins to decline further. However, NGL prices are showing signs of strengthening due to more stable oil prices and a modest increase in demand. NGL processing sales volumes for the first quarter increased slightly to 1.5 million barrels, with the average sales price per barrel declining 20% to $10.71. In early 1994, ENSERCH expanded its system's capabilities by acquiring a 150-mile gas gathering system in central Texas, including 10 compressor stations and related gas-purchase and sales contracts representing approximately 3 million cubic feet
(MMcf) a day of high-quality gas, which will be routed to one of ENSERCH's processing plants located near the gathering system.


       POWER AND OTHER

       ENSERCH's power and other activities, comprised of Enserch Development Corporation, Lone Star Energy Company and Enserch Environmental Corporation, had first-quarter operating income of $1.4 million, compared with $1.0 million in the same period a year ago. Enserch Environmental Corporation, which was retained when the principal operating assets of Ebasco were sold in late 1993, had operating income of $1.9 million for the 1994 first quarter, well above the $1.3 million for the 1993 first quarter. During the first quarter, contract management negotiations were completed on a $460 million Total Environmental Restoration Contract, which was awarded in late 1993 by the New England Division of the U. S. Army Corps of Engineers. Under the four-year contract, an Enserch Environmental-led team will perform Superfund site remediation services throughout New England, with primary emphasis on civilian locations.

CASH FLOWS AND FINANCING ACTIVITIES

     Operating activities, before the effects of changes in operating assets and liabilities, provided cash flows of $105 million in the first quarter of 1994. The $7 million decrease from the prior year's first quarter was primarily due to lower recoveries of gas-purchase contract settlements. The cash requirement due to changes in operating assets and liabilities increased $98 million from the year-earlier period, principally due to the payment in the first quarter of 1994 of the $62 million judgment in litigation, which had been accrued in 1993.

       Investing activities required net cash flows of $129 million, including a $61 million requirement for discontinued operations. The requirement for discontinued operations included payments in 1994 related to accounts receivables financings in place in December 1993, payment of expenses accrued upon the sale of the assets of discontinued operations and accrued tax payments, principally for state income taxes. Property additions of $53 million were up $9 million from the 1993 period, with increases of $4 million for transmis-sion and distribution, $2 million for exploration and production and $3 mil-lion for natural gas liquids processing.

       Planned property, plant and equipment additions for 1994 total
$238 million, including $116 million designated for transmission and distribution, $116 million for exploration and production, and $6 million for all other businesses and general requirements. The planned expenditures are expected to be funded from internal cash flow and external financings as required. In addition, construction of the offshore platform and related facil-ities associated with the Garden Banks Block 388 project in the Gulf of Mexico is being financed through an operating lease arrangement.

     The net cash of $130 million required by operating and investing activities for the 1994 first quarter was financed principally by commercial paper borrowings. In February 1994, the Corporation issued $150 million of 6 3/8% Notes due 2004 in a public offering. The net proceeds of this issue were used in March 1994 for the early redemption, including call premiums of $1.4 million, of all of the $74 million principal amount of outstanding sinking fund debentures and to fully redeem the $75 million of Series D Adjustable Rate Preferred Stock at par. The sinking fund debentures had a weighted average interest rate of 8.5%, and the dividend on the Series D Preferred Stock, which was reset quarterly, had a minimum per annum rate of 7.5% and a maximum rate of 15.5%.

       In April 1994, the Corporation sold $75 million of Adjustable Rate Preferred Stock, Series F, in a public offering. The Series F Preferred Stock has a minimum per annum dividend rate of 4.5%, a maximum rate of 10.5% and is reset quarterly at 87% of the highest of the U. S. Treasury bill rate, the U. S. Treasury ten-year constant maturity rate and the U. S. Treasury thirty-year constant maturity rate. The initial dividend rate, which extends through July 31, 1994, is 6 3/8%. Net proceeds from the sale were used to repay
$29 million of maturing senior long-term debt, with the remainder used to reduce commercial paper borrowings.

       Senior long-term and convertible debt, including current maturities, as a percentage of total capitalization was 50.8% at March 31, 1994. The proforma March 31, 1994 debt ratio, adjusted for the effect of the sale of the Series F Preferred Stock in mid-April, was 47.6% of total capitalization, compared with 47.0% at the end of 1993. At March 31, 1994, the current ratio was .75, com-pared with .72 at December 31, 1993.

       At March 31, 1994, the Corporation had short- and interim-term bank lines totaling $650 million, which were all unused.


GAS PURCHASE CONTRACTS

       Assuming normal weather conditions, it is expected that normal gas purchases will substantially satisfy purchase obligations for the year 1994 and thereafter. At March 31, 1994, the approximate amount of unsettled gas-purchase contract claims asserted by suppliers, as well as claims that are probable of assertion, was $80 million. Of this total, approximately $70 million relates to a claim filed in 1993, primarily related to asserted obligations for purchases for early through mid-1980s. The possibility exists that additional gas-purchase contract claims might be asserted by other claimants. Lone Star expects to resolve the foregoing claims at substantially less than the claimed amounts.

       At March 31, 1994, there was an unrecovered balance of gas-purchase contract settlements of $94 million, including $57 million that represented prepayments for gas expected to be recouped under contracts covering future gas purchases. The remaining $37 million represented amounts expected to be recovered from customers under the existing gas cost recovery provisions. Lone Star expects to recoup or recover the remaining balances of gas settlement payments made to date, as well as future payments to be made in settlement of remaining claims.

       A summary of transactions related to unrecovered gas settlement payments during the first quarter of 1994 is as follows:

                                        Recoupable    Recoverable
                                       Prepayments    Settlements    Total
                                       -----------    -----------    -----
                                                   (In millions)
December 31, 1993                          $  63         $  48       $ 111

    Gas-purchase contract settlements         -             -           -
    Recouped or recovered                     (6)          (11)        (17)
                                           -----         -----       -----
March 31, 1994                             $  57         $  37       $  94
                                           =====         =====       =====

DRILLING PROGRAM

       The Garden Banks Block 388 project remains on schedule, with initial production anticipated by mid-1995. The final major contract for the conversion of the semisubmersible drilling rig to a floating drilling/production facility was awarded in January. Installation of the offshore facilities, consisting of the subsea template, gathering and sales pipelines and shallow-water facilities, will begin in the second quarter.

       During the first quarter, a confirmation well on Green Canyon Block 254 was spudded, which is an offset to a discovery well drilled in late 1991 that encountered 11 sands with a combined thickness of more than 360 feet of oil pay. The well will test the downdip extent of the pay sands. ENSERCH holds a 25% working interest in this block and a similar working interest in three adjacent blocks.

       ENSERCH continued developing gas reserves in East Texas. In the Freestone field, three new wells yielded initial deliveries of slightly over
2.0 MMcf of gas per day each.  A fourth well is being drilled.

       In north central Texas, four wells have been completed this year in the Boonsville field, with daily production ranging from 0.4 MMcf to 1.0 MMcf of gas. Additional wells in the field are in various stages of drilling or com-pletion. A well completed in the Fashing field in South Texas flowed at a daily rate of 2.7 MMcf of gas.

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                    Natural Gas Transmission and Distribution Operating Data (Unaudited)


                                                        Three Months Ended
                                                             March 31
                                                     --------------------------
                                                           1994           1993
                                                           ----           ----
Operating Income (in millions) . . . . . . . . .          $ 65.4         $ 74.2
                                                          ======         ======
Natural Gas Sales Revenues by Customer (in millions):
  Residential & commercial . . . . . . . . . . .          $321.7         $345.1
  Industrial & electric generation . . . . . . .            83.6           80.8
  Pipeline & other . . . . . . . . . . . . . . .           107.6           56.0
                                                          ------         ------
       Total gas sales revenues. . . . . . . . .          $512.9         $481.9
                                                          ======         ======
Natural Gas Revenues (in millions):
  Lone Star Gas Company sales. . . . . . . . . .          $356.7         $383.4
  Enserch Gas Company sales. . . . . . . . . . .           156.2           98.5
                                                          ------         ------
       Total gas sales revenues. . . . . . . . .           512.9          481.9
  Gas transportation . . . . . . . . . . . . . .            14.1           12.0
                                                          ------         ------
       Total natural gas revenues. . . . . . . .           527.0          493.9
  Other. . . . . . . . . . . . . . . . . . . . .             4.1            4.5
                                                          ------         ------
       Total revenues. . . . . . . . . . . . . .          $531.1         $498.4
                                                          ======         ======
Natural Gas Sales Volumes by Customer (Bcf):
  Residential & commercial . . . . . . . . . . .            58.4           61.1
  Industrial & electric generation . . . . . . .            30.7           32.2
  Pipeline & other . . . . . . . . . . . . . . .            49.3           27.7
                                                          ------         ------
       Total gas sales volumes . . . . . . . . .           138.4          121.0
                                                          ======         ======
Natural Gas Volumes (Bcf):
  Lone Star Gas Company sales. . . . . . . . . .            67.0           71.2
  Enserch Gas Company sales. . . . . . . . . . .            71.4           49.8
                                                          ------         ------
       Total gas sales volumes . . . . . . . . .           138.4          121.0
                                                          ======         ======
  Gas transportation:
    For associated . . . . . . . . . . . . . . .            38.1           32.1
    For others (nonassociated) . . . . . . . . .            67.7           41.1
                                                          ------         ------
       Total . . . . . . . . . . . . . . . . . .           105.8           73.2
                                                          ======         ======
  Lone Star system throughput  . . . . . . . . .           174.5          147.4
  Off-system sales (1) . . . . . . . . . . . . .            31.6           14.7
                                                          ------         ------
       Total throughput (2)  . . . . . . . . . .           206.1          162.1
                                                          ======         ======
Natural Gas Sales Revenues (per Mcf):
  Lone Star Gas Company. . . . . . . . . . . . .          $ 5.32         $ 5.38
  Enserch Gas Company. . . . . . . . . . . . . .            2.19           1.98

Natural Gas Purchase Cost (per Mcf):
  Lone Star Gas Company. . . . . . . . . . . . .          $ 3.23         $ 3.38
  Enserch Gas Company. . . . . . . . . . . . . .            2.12           1.84

Gas Transportation Rate (per Mcf). . . . . . . .          $  .13         $  .16

(1) Includes off-system sales never entering Lone Star's pipeline system.
(2) Total throughput is the sum of gas sales volumes and gas transportation volumes for others.  Gas transported by Lone Star for Enserch Gas Company is reported in both sales and associated transportation.

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                   Natural Gas and Oil Exploration and Production Operating Data (Unaudited)



                                                           Three Months Ended
                                                                March 31
                                                       -------------------------
                                                            1994           1993
                                                           ------         ------
Operating Income (in millions) . . . . . . . . . . . .     $  9.6         $  3.8
                                                           ======         ======
Revenues (in millions)
  Natural gas (1). . . . . . . . . . . . . . . . . . .     $ 42.5         $ 29.3
  Oil and condensate . . . . . . . . . . . . . . . . .        7.6           10.0
  Natural gas liquids. . . . . . . . . . . . . . . . .         .5            1.2
  Other revenues - net . . . . . . . . . . . . . . . .         .1             .5
                                                           ------         ------
     Total revenues. . . . . . . . . . . . . . . . . .     $ 50.7         $ 41.0
                                                           ======         ======
Sales Volumes
  Natural gas (MMcf) (1) . . . . . . . . . . . . . . .     18,370         15,051
  Oil and condensate (MBbl). . . . . . . . . . . . . .        514            538

Average Sales Price
  Natural gas (per Mcf). . . . . . . . . . . . . . . .     $ 2.31         $ 1.95
  Oil and condensate (per Bbl) . . . . . . . . . . . .      14.80          18.58

Net Wells
  Drilled. . . . . . . . . . . . . . . . . . . . . . .         16             16
  Productive . . . . . . . . . . . . . . . . . . . . .          8             14

Data in Equivalent Energy Content (MMBtu) (2)
  Average sales price. . . . . . . . . . . . . . . . .     $ 2.26         $ 2.11
  Average production costs (3) . . . . . . . . . . . .        .54            .61
  Amortization rate. . . . . . . . . . . . . . . . . .        .98            .97




(1)   Excludes products purchased for resale.  Includes affiliated revenues and volumes.
(2)   For the purpose of providing a common unit of measure, natural gas, oil and natural gas liquids are converted to an approximate equivalent unit on the basis of relative energy content:  one Mcf of natural gas equals 1.05 MMBtu, one barrel of oil equals 5.6 MMBtu and one barrel of natural gas liquids equals
      4.2 MMBtu.
(3)   Average production costs declined due to the impact of a higher level of gas production on fixed costs.

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                          Natural Gas Liquids Processing Operating Data (Unaudited)



                                                           Three Months Ended
                                                                March 31
                                                       -------------------------
                                                            1994           1993
                                                           ------         ------
Operating Income (Loss) (in millions). . . . . . . . .     $ (1.0)        $  3.3
                                                           ======         ======
Revenues (in millions)
  Natural gas liquids (1). . . . . . . . . . . . . . .     $ 16.0         $ 19.7
  Other. . . . . . . . . . . . . . . . . . . . . . . .        4.0            2.4
                                                           ------         ------
     Total . . . . . . . . . . . . . . . . . . . . . .     $ 20.0         $ 22.1
                                                           ======         ======
Natural Gas Liquids
  Sales volumes (MBbl)(1). . . . . . . . . . . . . . .      1,492          1,466
  Average sales price (per Bbl). . . . . . . . . . . .     $10.71         $13.43





(1)   Excludes products purchased for resale.

                         PART II.  OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

       (a)  The Annual Meeting of Shareholders was held on May 10, 1994.

       (b)  Not applicable.

       (c) Amendment of the ENSERCH Corporation 1991 Stock Option Plan was submitted to the shareholders for approval, all as more fully described in the Proxy Statement of the Corporation dated
            March 30, 1994, and Appendix B thereto, as filed with the Securities and Exchange Commission, which Proxy Statement and Appendix are incorporated herein by reference. The number of shares voted for the amendment of such Plan was 53,195,833; the number of shares voted against the amendment of such Plan was 3,490,999; the number of shares withheld was 1,402,470; and broker non-vote was one share.

       (d)  Not applicable.

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit No. 10 -ENSERCH Corporation 1991 Stock Incentive
                            Plan (formerly ENSERCH Corporation 1991
                            Stock Option Plan), as amended.

           Exhibit No. 15 -Letter of Deloitte & Touche dated
                            May 13, 1994, regarding unaudited
                            interim financial statements.

       (b) Reports on Form 8-K

              Current Report on Form 8-K dated January 18, 1994, was filed on January 18, 1994 (News release regarding sale of 6 3/8% Notes Due 2004).

              Current Report on Form 8-K dated February 9, 1994, was filed on February 9, 1994 (News release regarding year-end earnings).

              Current Report on Form 8-K dated March 3, 1994, was filed on March 3, 1994 (Year-end financial statements).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENSERCH Corporation
                                                   (Registrant)



Date:  May 13, 1994                          By     /s/ S. R. Singer
                                                ---------------------------
                                                S. R. Singer, Senior Vice
                                                  President, Finance and
                                               Corporate Development, Chief
                                                     Financial Officer



Date:  May 13, 1994                          By     /s/ J. W. Pinkerton
                                                ---------------------------
                                                      J. W. Pinkerton,
                                               Vice President and Controller,
                                                 Chief Accounting Officer