Form 10-Q
period 1994-06-30
ENSERCH CORP
filed 1994-08-15
CIK 33015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1994                 Commission File No. 1-3183




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

                        Yes   X         No
                            -----           -----




        Number of shares of Common Stock of Registrant outstanding as of August 10, 1994: 66,894,502

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                                 Three Months Ended       Six Months Ended
                                                                      June 30                  June 30
                                                                 ------------------      -----------------
                                                                   1994       1993       1994        1993
                                                                   ----       ----       ----        ----
                                                                   (In thousands except per share amounts)
Revenues
   Natural gas transmission and distribution . . . . . . . .     $313,272  $299,461  $  844,410   $797,841
   Natural gas and oil exploration and production. . . . . .       44,473    48,982      95,210     90,016
   Natural gas liquids processing. . . . . . . . . . . . . .       19,103    19,467      39,070     41,549
   Power and other . . . . . . . . . . . . . . . . . . . . .       55,721    63,931     103,923    112,051
   Less intercompany revenues. . . . . . . . . . . . . . . .      (36,678)  (37,614)    (81,005)   (53,681)
                                                                 --------  --------  ----------   --------
       Total . . . . . . . . . . . . . . . . . . . . . . . .      395,891   394,227   1,001,608    987,776
                                                                 --------  --------  ----------   --------
Costs and Expenses
   Gas purchase. . . . . . . . . . . . . . . . . . . . . . .      213,983   189,680     562,652    525,753
   Operating expenses. . . . . . . . . . . . . . . . . . . .      126,131   122,028     248,846    241,698
   Depreciation and amortization . . . . . . . . . . . . . .       33,606    35,020      67,859     64,968
   Gross receipts and production taxes . . . . . . . . . . .       12,489    14,233      30,085     33,299
   Payroll, ad valorem and other taxes . . . . . . . . . . .        9,601     6,435      19,243     15,500
                                                                 --------  --------    --------   --------
       Total . . . . . . . . . . . . . . . . . . . . . . . .      395,810   367,396     928,685    881,218
                                                                 --------  --------    --------   --------
Operating Income . . . . . . . . . . . . . . . . . . . . . .           81    26,831      72,923    106,558
Other Income (Expense) - Net . . . . . . . . . . . . . . . .         (766)     (308)     (2,206)    (1,190)
Interest Expense . . . . . . . . . . . . . . . . . . . . . .      (16,393)  (17,686)    (33,206)   (38,470)
                                                                 --------  --------    --------   --------
Income (Loss) Before Income Taxes. . . . . . . . . . . . . .      (17,078)    8,837      37,511     66,898
Income Taxes (Benefit) . . . . . . . . . . . . . . . . . . .       (5,850)    3,484      12,813     23,269
                                                                 --------  --------    --------   --------
Income (Loss) from Continuing Operations . . . . . . . . . .      (11,228)    5,353      24,698     43,629
Loss from Discontinued Operations. . . . . . . . . . . . . .                   (298)                  (364)
                                                                 --------  --------    --------   --------
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . .      (11,228)    5,055      24,698     43,265
Provision for Dividends on Preferred Stock . . . . . . . . .        2,772     3,166       5,616      6,350
                                                                 --------  --------    --------   --------
Earnings (Loss) Applicable to Common Stock . . . . . . . . .     $(14,000) $  1,889    $ 19,082   $ 36,915
                                                                 ========  ========    ========   ========
Per Share of Common Stock
   Income (loss) from continuing operations after provision
     for dividends on preferred stock. . . . . . . . . . . .     $   (.21) $    .03    $    .29   $    .56
   Discontinued operations . . . . . . . . . . . . . . . . .
                                                                 --------  --------    --------   --------
   Earnings (loss) applicable to common stock. . . . . . . .     $   (.21) $    .03    $    .29   $    .56
                                                                 ========  ========    ========   ========
   Cash dividends declared . . . . . . . . . . . . . . . . .     $    .05  $    .05    $    .10   $    .10
                                                                 ========  ========    ========   ========
Average Common and Dilutive Common
  Equivalent Shares Outstanding. . . . . . . . . . . . . . .       66,764    66,553      66,810     66,395
                                                                 ========  ========    ========   ========
Operating Income (Loss) of Major Businesses
   (Excludes general corporate expenses)
     Natural gas transmission and distribution . . . . . . .     $ (5,602) $  6,125    $ 59,799   $ 80,307
     Natural gas and oil exploration and production. . . . .        6,603     6,014      16,200      9,759
     Natural gas liquids processing. . . . . . . . . . . . .         (359)    1,552      (1,381)     4,893
     Power and other . . . . . . . . . . . . . . . . . . . .        1,655    15,661       3,037     16,667

See accompanying Notes.

                                      ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (UNAUDITED)


                                                                                                    Six Months Ended
                                                                                                         June 30
                                                                                                ------------------------
                                                                                                1994                1993
                                                                                                ----                ----
                                                                                                      (In thousands)
 OPERATING ACTIVITIES
   Income from continuing operations . . . . . . . . . . . . . . . . . . . . . . .           $ 24,698            $ 43,629
   Adjustments to reconcile income to net cash flows
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .             67,859              64,968
     Deferred income tax expense . . . . . . . . . . . . . . . . . . . . . . . . .              7,318              12,358
     Recoveries of gas purchase contract settlements - net . . . . . . . . . . . .             22,800              13,286
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (5,927)              7,339
                                                                                             --------            --------
       Net cash flows provided by continuing operating
         activities before changes in current operating
         assets and liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .            116,748             141,580
   Cash effect of changes in current operating assets
     and liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (50,023)            (37,309)
                                                                                             --------            --------
       Net cash flows from operating activities. . . . . . . . . . . . . . . . . .             66,725             104,271
                                                                                             --------            --------
INVESTING ACTIVITIES
   Property, plant and equipment additions . . . . . . . . . . . . . . . . . . . .           (123,596)           (100,800)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (14,463)            (40,380)
   Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (86,373)            (16,652)
                                                                                             --------            --------
       Net cash flows used for investing activities. . . . . . . . . . . . . . . .           (224,432)           (157,832)
                                                                                             --------            --------
       Net cash flows used for operating
         and investing activities. . . . . . . . . . . . . . . . . . . . . . . . .           (157,707)            (53,561)
                                                                                             --------            --------
FINANCING ACTIVITIES
   Change in commercial paper and other short-term borrowings. . . . . . . . . . .            154,254              (5,906)
   Issuance of senior long-term debt . . . . . . . . . . . . . . . . . . . . . . .            149,117             200,000
   Retirement of senior long-term debt . . . . . . . . . . . . . . . . . . . . . .           (109,683)           (209,723)
   Settlement of foreign currency swap . . . . . . . . . . . . . . . . . . . . . .                                 23,089
   Issuance of Series F Preferred Stock. . . . . . . . . . . . . . . . . . . . . .             72,836
   Retirement of Series D Preferred Stock. . . . . . . . . . . . . . . . . . . . .            (75,000)
   Other financing activities - net. . . . . . . . . . . . . . . . . . . . . . . .            (30,752)             29,138
   Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,909               5,759
   Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (12,211)            (12,999)
                                                                                             --------            --------
       Net cash flows from financing activities. . . . . . . . . . . . . . . . . .            150,470              29,358
                                                                                             --------            --------
Net Decrease in Cash and Equivalents . . . . . . . . . . . . . . . . . . . . . . .             (7,237)            (24,203)
Cash and Equivalents at Beginning of Period. . . . . . . . . . . . . . . . . . . .             19,203              48,553
                                                                                             --------            --------
Cash and Equivalents at End of Period. . . . . . . . . . . . . . . . . . . . . . .           $ 11,966            $ 24,350
                                                                                             ========            ========


See accompanying Notes.

                                        ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (June 30, 1994 Unaudited)


                                                                                             June 30        December 31
                                                                                               1994            1993
                                                                                             -------        -----------
                                                                                                    (In thousands)
ASSETS
Current Assets
    Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   11,966         $   19,203
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .               181,558            224,947
    Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . .               109,629            109,615
    Gas purchase settlements recoverable from customers. . . . . . . . . . . .                37,396             42,800
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               135,883            111,002
                                                                                          ----------         ----------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .               476,432            507,567
                                                                                          ----------         ----------
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                69,878             86,208
                                                                                          ----------         ----------
Property, Plant and Equipment (full-cost
    method for gas and oil properties) . . . . . . . . . . . . . . . . . . . .             3,729,181          3,594,056
    Less accumulated depreciation and amortization . . . . . . . . . . . . . .             1,529,295          1,476,003
                                                                                          ----------         ----------
      Net property, plant and equipment. . . . . . . . . . . . . . . . . . . .             2,199,886          2,118,053
                                                                                          ----------         ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                44,165             48,433
                                                                                          ----------         ----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $2,790,361         $2,760,261
                                                                                          ==========         ==========
LIABILITIES
Current Liabilities
    Commercial paper and other short-term borrowings . . . . . . . . . . . . .            $  185,754         $   31,500
    Current maturities of senior long-term debt. . . . . . . . . . . . . . . .                10,600             10,600
    Accounts payable and other accrued liabilities . . . . . . . . . . . . . .               353,905            442,395
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                32,960             34,021
    Litigation judgment payable. . . . . . . . . . . . . . . . . . . . . . . .                                   62,035
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               121,578            122,534
                                                                                          ----------         ----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .               704,797            703,085
                                                                                          ----------         ----------
Senior Long-term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               669,519            628,227
                                                                                          ----------         ----------
Convertible Subordinated Debentures. . . . . . . . . . . . . . . . . . . . . .                90,750             90,750
                                                                                          ----------         ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               323,747            321,364
                                                                                          ----------         ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               167,568            195,117
                                                                                          ----------         ----------
Shareholders' Equity
    Adjustable rate preferred stock. . . . . . . . . . . . . . . . . . . . . .               175,000            175,000
                                                                                          ----------         ----------
    Common shareholders' equity
      Common stock (100,000 shares authorized;
         66,861 and 66,656 shares outstanding) . . . . . . . . . . . . . . . .               297,533            296,619
      Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               339,217            339,115
      Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .                23,457             10,984
      Unamortized restricted stock compensation. . . . . . . . . . . . . . . .                (1,227)
                                                                                          ----------         ----------
        Common shareholders' equity. . . . . . . . . . . . . . . . . . . . . .               658,980            646,718
                                                                                          ----------         ----------
          Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . .               833,980            821,718
                                                                                          ----------         ----------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $2,790,361         $2,760,261
                                                                                              ==========         ==========
See accompanying Notes.

                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                       Notes to Financial Statements




1. Prior-period results have been restated to reflect the engineering and construction business segment as a discontinued operation.

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

     In April 1994, the Corporation sold three million Depositary Preferred Shares, Series F, representing $75 million of Adjustable Rate Preferred Stock, Series F. Each depositary share (stated value $25 per share) represents 1/40th ownership in one share of the Corporations' Adjustable Rate Preferred Stock, Series F. Dividend rates are determined quarterly, in advance, based on the Applicable Rate (being the highest of the three-month U. S. Treasury bill rate, the U. S. Treasury 10-year constant maturity rate and the U. S. Treasury 30-year constant maturity rate) multiplied by 87%, such dividend rate will not be less than 4.50% nor greater than 10.50% per annum. Net proceeds were used to repay a maturing bank loan of $29.3 million with an interest rate of 8.7% and to reduce commercial paper borrowings.

4. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT


ENSERCH Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of June 30, 1994, and the related condensed statements of consolidated income for the three months and six months ended June 30, 1994 and 1993, and the condensed statements of consolidated cash flows for the six months ended June 30, 1994 and 1993.
These financial statements are the responsibility of the Corporation's management.

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

Dallas, Texas
July 29, 1994

Item 2.                          Management's Discussion and Analysis of
                              Financial Condition and Results of Operations


RESULTS OF OPERATIONS

      CONSOLIDATED RESULTS

      ENSERCH's second-quarter results declined to a loss of $.21 per share, versus earnings of $.03 per share in the year-ago period, which included a $.14-per-share gain from the sale of the Corporation's position in a power project. Less heating weather and lower oil and natural gas liquids prices contributed to the poorer results. The loss from continuing operations was $11 million versus income from continuing operations of $5.4 million for the 1993 second quarter. Operating income for the second quarter of 1994 was $.1 million, compared with operating income of $27 million for the like period a year ago. Second-quarter revenues were $396 million, virtually unchanged from the year-earlier period.

      For the first six months of 1994, earnings applicable to common stock were $.29 per share, compared with $.56 for the same period in 1993. Last year's six-month results benefited from the sale of the Corporation's position in the power project mentioned earlier, higher oil and natural gas liquids prices and more favorable heating weather. Income from continuing operations was $25 million versus $44 million for the year-ago period. Operating income for the first six months of 1994 was $73 million, compared with $107 million for the first six months of 1993. Revenues were $1.0 billion, virtually unchanged from the year-earlier period. Interest expense for the first six months of 1994 of $33 million was 14% less than the year-earlier period as a result of reduced debt and the restructuring of long-term debt at lower rates. The provision for preferred dividends of $5.6 million was 12% lower than the same year-ago period.


      NATURAL GAS TRANSMISSION AND DISTRIBUTION

      Transmission and Distribution operations had an operating loss of $5.6 million for the second quarter of 1994, compared with operating income of $6.1 million for the same period of 1993. Higher-margin residential and commercial gas sales volumes declined 11% from the year-earlier period that benefited from an unusually cool April. Overall, system throughput improved, increasing 19% to 173 billion cubic feet (Bcf). Gas transportation volumes rose about 18% above the 1993 second-quarter level.

      Operating income for the first six months of 1994 was $60 million versus $80 million for the same period last year. Less heating weather caused residential and commercial gas sales volumes to decline 6% from the year-earlier period. System throughput totaled 379 Bcf, an increase of 23% from the first six months of 1993. Gas transportation volumes increased 29% from the year ago period.


      NATURAL GAS AND OIL EXPLORATION AND PRODUCTION

      Operating income from Natural Gas and Oil Exploration and Production operations was $6.6 million, a 10% improvement from the year-earlier period, reflecting lower operating expenses versus a year ago. Natural-gas sales volumes were 17.0 Bcf, compared with 17.8 Bcf for the year-earlier quarter, with the average sales price of $2.11 per thousand cubic feet (Mcf) up 2%. Oil sales volumes of 522 thousand barrels were slightly lower than the year-earlier period, and the average price per barrel of oil declined to $15.58 from $18.36, a 15% decrease.

     Average production cost per million British thermal units (MMBtu) for the quarter decreased to $.50 in 1994 from $.54 in 1993 due to lower operating expenses. The overall rate of amortization for the second quarter of 1994 was $1.01 per MMBtu produced, up from $.97 for the year-earlier period.

      For the first six months of 1994, operating income for Exploration and Production operations was $16 million, compared with $10 million for the same period a year ago, reflecting significantly improved prices and sales volumes for natural gas. The average natural-gas sales price of $2.21 per Mcf rose 10% from the prior-year period, and sales volumes increased 8%.

     At June 30, 1994, the discounted value of ENSERCH's gas and oil reserves, as determined by the method prescribed by the Securities and Exchange Commission, exceeded the net capitalized cost of gas and oil properties by approximately $20 million, based on average prices and contracts in effect in June 1994. Product prices are subject to seasonal and other fluctuations.


      NATURAL GAS LIQUIDS PROCESSING

      Natural Gas Liquids (NGL) Processing operations had an operating loss of $.4 million for the second quarter versus operating income of $1.6 million for the prior-year period. Margins continued to be weak, as prices remained strong for natural gas, the feedstock used in NGL production, and NGL prices continued to be depressed. Although NGL prices are showing signs of strengthening due to more stable oil prices and a modest increase in demand, prices are increasing at a slower rate than oil. NGL processing sales volumes were up slightly at 1.3 million barrels, with the average sales price per barrel down 17% from the prior year to $11.26. During the first half of 1994, NGL Processing operations reported an operating loss of $1.4 million versus operating income of $4.9 million for the 1993 period, with NGL sales volumes up slightly but the average sales price per barrel down 18%.


      POWER AND OTHER

      ENSERCH's power and other activities, comprised of Enserch Development Corporation, Lone Star Energy Company and Enserch Environmental Corporation, had second-quarter operating income of $1.7 million, compared with $16 million in the same period a year ago. The 1993 quarter included the $15 million gain from the previously mentioned sale of ENSERCH's position in a power project.
A memorandum was recently signed with Foster Wheeler Corporation indicating agreement to sell Enserch Environmental Corporation for cash, subject to due diligence review and antitrust clearance. Enserch Environmental was retained when the principal operating assets of Ebasco were sold in late 1993. The memorandum of agreement provides for a purchase price of approximately
$90-95 million, with closing anticipated in the fourth quarter.


CASH FLOWS AND FINANCING ACTIVITIES

     Net cash flows from operating activities for the first six months of 1994 were $67 million versus $104 million for the same period of 1993. There was a $34 million decrease in net cash flows from operations before cash flow effects of gas-purchase contract settlements and changes in current operating assets and liabilities. The $10 million improvement in net recoveries of gas-purchase contract settlements over the prior period virtually offset an increase in operating working capital requirements.

      Investing activities required net cash flows of $224 million.  The
$86 million requirement for discontinued operations includes $31 million reimbursed to Enserch Environmental Corporation for receivables associated with the December sale of receivables and $22 million of December collections of sold receivables remitted to the bank in 1994. Additionally, payment of accrued expenses of the sale, accrued taxes and other retained obligations were part of the discontinued operations requirement. Cash from the sale of Enserch Environmental and collection of the remaining assets retained from the sale of Ebasco will be used to reduce debt. Property additions of $124 million were $23 million higher than the 1993 period, with increases of $19 million for transmission and distribution and $3 million for exploration and production.

      Planned property, plant and equipment additions for 1994 total
$238 million, including $116 million designated for transmission and distribution, $116 million for exploration and production, and $6 million for other requirements. The planned expenditures are expected to be funded from internal cash flow and external financings as required. In addition, construction of the offshore platform and related facilities associated with the Garden Banks Block 388 project in the Gulf of Mexico is being financed through an operating lease arrangement.

      The net cash of $158 million required by operating and investing activities for the first half of 1994 was financed principally by commercial paper borrowings. In February 1994, the Corporation issued $150 million of 6 3/8% Notes due 2004 in a public offering. The net proceeds of this issue were used in March 1994 for the early redemption, including call premiums of $1.4 million, of all of the $74 million principal amount of outstanding sinking fund debentures and to fully redeem the $75 million of Series D Adjustable Rate Preferred Stock at par.

      In April 1994, the Corporation sold $75 million of Adjustable Rate Preferred Stock, Series F, in a public offering. The Series F Preferred Stock has a minimum per annum dividend rate of 4.5%, a maximum rate of 10.5% and is reset quarterly. Net proceeds from the sale were used to repay $29 million of maturing senior long-term debt, with the remainder used to reduce commercial paper borrowings.

      Senior long-term and convertible debt, including current maturities, as a percentage of total capitalization was 48.0% at June 30, 1994, compared with 47.0% at yearend 1993. At June 30, 1994, the current ratio was .68, compared with .72 at December 31, 1993.

      At June 30, 1994, the Corporation had short- and interim-term bank lines totaling $650 million, which were all unused.

      ENSERCH recently announced that its subsidiary serving as the managing general partner of Enserch Exploration Partners, Ltd. intends to convert the partnership to a publicly traded corporation. ENSERCH owns 99.2% of the outstanding units of the partnership, which conducts almost all of the natural gas and oil exploration and production activities of ENSERCH. ENSERCH intends to increase the level of minority ownership in the new corporation enabling the public market to value directly and more effectively the gas and oil assets currently owned by the partnership. ENSERCH believes the corporate structure will provide a greater opportunity for asset growth through acquisition of proved gas and oil reserves and development of new properties, because the conversion will facilitate additional shares being placed in the public market, either through acquisitions or public offerings. Additional details about the restructuring will be announced at the time the appropriate documents are filed with the Securities and Exchange Commission.


GAS-PURCHASE CONTRACTS

      Assuming normal weather conditions, it is expected that normal gas purchases will substantially satisfy purchase obligations for the year 1994 and thereafter. At June 30, 1994, there were a total of four unsettled gas-purchase contract claims asserted by suppliers, with three of those claims totaling $29 million. The fourth claim was filed in 1993 for $70 million and primarily relates to asserted obligations for purchases from the early to mid-80s. Following recent discovery proceedings of plaintiff's expert witnesses on Lone Star Gas Company's alleged minimum purchase obligation, plaintiff's claim, under alternate damage theories, now appears to be in an asserted range of from approximately $75 million to $235 million. (See Part II, Item 1, Legal Proceedings.)

      At June 30, 1994, there was an unrecovered balance of gas-purchase contract settlements of $89 million, including $49 million that represented prepayments for gas expected to be recouped under contracts covering future gas purchases. The remaining $40 million represented amounts expected to be recovered from customers under the existing gas cost recovery provisions. Lone Star expects to recoup or recover the remaining balances of gas settlement payments made to date, as well as future payments to be made in settlement of remaining claims.

      A summary of transactions related to unrecovered gas settlement payments during the first six months of 1994 is as follows:

                                                    Recoupable        Recoverable
                                                   Prepayments        Settlements      Total
                                                   -----------        -----------      -----
                                                                   (In millions)
December 31, 1993                                     $  63             $  48          $ 111

Gas-purchase contract settlements                                           1              1
Recouped or recovered                                    (7)              (16)           (23)
Other                                                    (7)                7
                                                      -----             -----          -----
June 30, 1994                                         $  49             $  40          $  89
                                                      =====             =====          =====

DRILLING PROGRAM

     The Garden Banks Block 388 project in the Gulf of Mexico remains on schedule, with initial production anticipated in mid-1995. Completion of three predrilled wells (two oil and one gas condensate) will commence as soon as the floating facility is on location. These operations should be completed by the end of 1995, followed by the drilling of new development wells.
Initial daily oil production rates from each predrilled oil well should be between 2,500 and 5,000 barrels of oil. Total peak daily production is expected to be 40 thousand barrels of oil and 60 million cubic feet of gas.
In July, the tow out and placement of the subsea drilling and production template was completed. Also in July, ENSERCH completed an agreement with Mobil Corporation under which Mobil has conducted an additional three-dimensional seismic survey over the unit and is participating in an exploratory well currently drilling on Garden Banks Block 387, which was spudded in August. Mobil has an option to acquire, for additional consideration, a 40% interest in the Garden Banks unit and in the production system. ENSERCH, which currently owns 100% of the project, will remain the project operator.

     Also in the Gulf, a successful delineation well on Green Canyon Block 254 offshore Louisiana was drilled, which encountered more than 400 feet of net oil and gas pay below 12,000 feet. The delineation well is an appraisal well to a discovery drilled in 1991 that encountered multiple sands with a combined thickness of more than 300 feet of net oil pay. ENSERCH has a 25% working interest in prior work in the project and assumed a 100% working interest and operation of the sidetrack well.

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                    Natural Gas Transmission and Distribution Operating Data (Unaudited)


                                                                     Three Months Ended    Six Months Ended
                                                                          June 30              June 30
                                                                     ------------------    ----------------
                                                                       1994      1993       1994      1993
                                                                       ----      ----       ----      ----
Operating Income (Loss)(in millions) . . . . . . . . . . . . . .      $ (5.6)   $  6.1     $ 59.8   $ 80.3
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues by Customer (in millions):
   Residential & commercial. . . . . . . . . . . . . . . . . . .      $119.1    $126.9     $440.8   $472.0
   Industrial & electric generation. . . . . . . . . . . . . . .        68.1      80.1      151.7    160.8
   Pipeline & other. . . . . . . . . . . . . . . . . . . . . . .       108.8      75.2      216.4    131.3
                                                                      ------    ------     ------   ------
        Total gas sales revenues . . . . . . . . . . . . . . . .      $296.0    $282.2     $808.9   $764.1
                                                                      ======    ======     ======   ======
Natural Gas Revenues (in millions):
   Lone Star Gas Company sales . . . . . . . . . . . . . . . . .      $136.2    $150.8     $492.9   $534.2
   Enserch Gas Company sales . . . . . . . . . . . . . . . . . .       159.8     131.4      316.0    229.9
                                                                      ------    ------     ------   ------
        Total gas sales revenues . . . . . . . . . . . . . . . .       296.0     282.2      808.9    764.1
   Gas transportation. . . . . . . . . . . . . . . . . . . . . .        13.1      12.7       27.2     24.6
                                                                      ------    ------     ------   ------
        Total natural gas revenues . . . . . . . . . . . . . . .       309.1     294.9      836.1    788.7
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.2       4.6        8.3      9.1
                                                                      ------    ------     ------   ------
        Total revenues . . . . . . . . . . . . . . . . . . . . .      $313.3    $299.5     $844.4   $797.8
                                                                      ======    ======     ======   ======
Natural Gas Sales Volumes by Customer (Bcf):
   Residential & commercial. . . . . . . . . . . . . . . . . . .        18.3      20.4       76.7     81.4
   Industrial & electric generation. . . . . . . . . . . . . . .        29.3      32.2       59.9     64.4
   Pipeline & other. . . . . . . . . . . . . . . . . . . . . . .        55.2      34.0      104.6     61.8
                                                                      ------    ------     ------   ------
        Total gas sales volumes. . . . . . . . . . . . . . . . .       102.8      86.6      241.2    207.6
                                                                      ======    ======     ======   ======
Natural Gas Volumes (Bcf):
   Lone Star Gas Company sales . . . . . . . . . . . . . . . . .        22.2      25.8       89.2     97.0
   Enserch Gas Company sales . . . . . . . . . . . . . . . . . .        80.6      60.8      152.0    110.6
                                                                      ------    ------     ------   ------
        Total gas sales volumes. . . . . . . . . . . . . . . . .       102.8      86.6      241.2    207.6
                                                                      ======    ======     ======   ======
   Gas transportation:
     For associated. . . . . . . . . . . . . . . . . . . . . . .        38.5      34.0       76.6     66.1
     For others (nonassociated). . . . . . . . . . . . . . . . .        69.9      58.2      137.6     99.3
                                                                      ------    ------     ------   ------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . .       108.4      92.2      214.2    165.4
                                                                      ======    ======     ======   ======
   Lone Star system throughput . . . . . . . . . . . . . . . . .       132.6     119.8      307.1    267.2
   Off-system sales (1). . . . . . . . . . . . . . . . . . . . .        40.1      25.0       71.7     39.8
                                                                      ------    ------     ------   ------
        Total throughput (2) . . . . . . . . . . . . . . . . . .       172.7     144.8      378.8    307.0
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues (per Mcf):
   Lone Star Gas Company . . . . . . . . . . . . . . . . . . . .      $ 6.15    $ 5.84     $ 5.53   $ 5.50
   Enserch Gas Company . . . . . . . . . . . . . . . . . . . . .        1.98      2.16       2.08     2.08

Natural Gas Purchase Cost (per Mcf):
   Lone Star Gas Company . . . . . . . . . . . . . . . . . . . .      $ 3.45    $ 3.54     $ 3.29   $ 3.42
   Enserch Gas Company . . . . . . . . . . . . . . . . . . . . .        1.92      2.05       2.02     1.96

Gas Transportation Rate (per Mcf). . . . . . . . . . . . . . . .      $  .12    $  .14     $  .13   $  .15


(1)  Represents off-system sales never entering Lone Star's pipeline system.
(2)  Total throughput is the sum of gas sales volumes and gas transportation volumes for others.  Gas transported by Lone Star for Enserch Gas Company is reported in both sales and associated transportation.

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                   Natural Gas and Oil Exploration and Production Operating Data (Unaudited)



                                                                    Three Months Ended    Six Months Ended
                                                                         June 30              June 30
                                                                    ------------------    ----------------
                                                                       1994      1993       1994     1993
                                                                       ----      ----       ----     ----
Operating Income (in millions) . . . . . . . . . . . . . . . . .      $  6.6    $  6.0     $ 16.2   $  9.8
                                                                      ======    ======     ======   ======
Revenues (in millions)
   Natural gas (1) . . . . . . . . . . . . . . . . . . . . . . .      $ 35.9    $ 36.8     $ 78.4   $ 66.1
   Oil and condensate. . . . . . . . . . . . . . . . . . . . . .         8.1       9.9       15.7     19.9
   Natural gas liquids . . . . . . . . . . . . . . . . . . . . .          .3       1.5         .8      2.7
   Other revenues - net. . . . . . . . . . . . . . . . . . . . .          .2        .8         .3      1.3
                                                                      ------    ------     ------   ------
      Total revenues . . . . . . . . . . . . . . . . . . . . . .      $ 44.5    $ 49.0     $ 95.2   $ 90.0
                                                                      ======    ======     ======   ======
Sales Volumes
   Natural gas (MMcf) (1). . . . . . . . . . . . . . . . . . . .      17,039    17,798     35,409   32,849
   Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . .         522       539      1,036    1,077

Average Sales Price
   Natural gas (per Mcf) . . . . . . . . . . . . . . . . . . . .      $ 2.11    $ 2.07     $ 2.21   $ 2.01
   Oil and condensate (per Bbl)  . . . . . . . . . . . . . . . .       15.58     18.36      15.20    18.47

Net Wells
   Drilled . . . . . . . . . . . . . . . . . . . . . . . . . . .          19        26         35       42
   Productive. . . . . . . . . . . . . . . . . . . . . . . . . .          13        22         21       36

Data in Equivalent Energy Content (MMBtu) (2)
   Average sales price . . . . . . . . . . . . . . . . . . . . .      $ 2.12    $ 2.17     $ 2.19   $ 2.14
   Average production costs. . . . . . . . . . . . . . . . . . .         .50       .54        .52      .57
   Amortization rate . . . . . . . . . . . . . . . . . . . . . .        1.01       .97       1.00      .97




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

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                          Natural Gas Liquids Processing Operating Data (Unaudited)



                                                                    Three Months Ended    Six Months Ended
                                                                         June 30              June 30
                                                                    ------------------    ----------------
                                                                       1994      1993       1994     1993
                                                                       ----      ----       ----     ----
Operating Income (Loss) (in millions). . . . . . . . . . . . . .      $  (.4)   $  1.6     $ (1.4)  $  4.9
                                                                      ======    ======     ======   ======
Revenues (in millions)
   Natural gas liquids (1) . . . . . . . . . . . . . . . . . . .      $ 14.8    $ 17.6     $ 30.8   $ 37.3
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.3       1.9        8.3      4.2
                                                                      ------    ------     ------   ------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 19.1    $ 19.5     $ 39.1   $ 41.5
                                                                      ======    ======     ======   ======
Natural Gas Liquids
   Sales volumes (MBbl)(1) . . . . . . . . . . . . . . . . . . .       1,318     1,305      2,810    2,771
   Average sales price (per Bbl) . . . . . . . . . . . . . . . .      $11.26    $13.50     $10.97   $13.46





(1)    Excludes products purchased for resale.


                         PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

     On June 25, 1993, a lawsuit was filed against the utility division of the Corporation in the 4th Judicial District Court of Rusk County, Texas. The plaintiff claims that the utility division failed to make certain production and minimum purchase payments under a gas-purchase contract. The plaintiff contends that it was fraudulently induced to enter into a gas-purchase contract which the utility division never intended to perform; that the plaintiff was fraudulently induced and coerced into releasing the utility division from its obligation to make minimum purchase payments; and that the contract was breached. The plaintiff initially sought actual damages in excess of $100 million in addition to punitive damages equal to the savings produced from a gas price reduction program implemented by the utility in 1982 or equal to the value of gas supply in excess of its needs which were added pursuant to a program established in 1978 to increase gas supply. Following recent discovery proceedings of plaintiff's expert witnesses on the utility division's alleged minimum purchase obligation, plaintiff's claim, under alternate damage theories, now appears to be in an asserted range of from approximately $75 million to approximately $235 million. Management believes that the Corporation has meritorious defenses to the claims made. In the opinion of management, the Corporation will incur no liability from this claim that would be considered material for financial reporting purposes.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit No. 15 -Letter of Deloitte & Touche dated
                             August 11, 1994, regarding unaudited
                             interim financial statements.

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed for the three months ended June 30, 1994.

                                         SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENSERCH Corporation
                                                   (Registrant)



Date:  August 11, 1994                 By     /s/ S. R. Singer
                                         ---------------------------
                                              S. R. Singer, Senior Vice
                                                President, Finance and
                                              Corporate Development, Chief
                                                   Financial Officer



Date:  August 11, 1994                 By     /s/ J. W. Pinkerton
                                         ---------------------------
                                                  J. W. Pinkerton,
                                          Vice President and Controller,
                                              Chief Accounting Officer