Form 10-Q
period 1994-09-30
ENSERCH CORP
filed 1994-11-14
CIK 33015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994             Commission File No. 1-3183



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




        Number of shares of Common Stock of Registrant outstanding as of November 11, 1994: 66,931,627

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                     Three Months Ended   Nine Months Ended
                                                        September 30         September 30
                                                     ------------------   -----------------
                                                        1994      1993      1994      1993
                                                        ----      ----      ----      ----
                                                    (In thousands except per share amounts)
Revenues
 Natural gas transmission and distribution. . . . .  $ 394,803$ 291,877$1,239,213$1,089,718
 Natural gas and oil exploration and production . .     41,426   48,787   136,636   138,803
 Natural gas liquids processing . . . . . . . . . .     22,324   24,108    61,394    65,657
 Power. . . . . . . . . . . . . . . . . . . . . . .     13,258   10,496    31,424    40,473
 Less intercompany revenues . . . . . . . . . . . .    (32,085) (44,167) (113,090)  (97,848)
                                                      -------- ------------------ ---------
     Total. . . . . . . . . . . . . . . . . . . . .    439,726  331,101 1,355,577 1,236,803
                                                      -------- ------------------ ---------
Costs and Expenses
 Gas purchase . . . . . . . . . . . . . . . . . . .    306,803  186,867   869,455   712,620
 Operating expenses . . . . . . . . . . . . . . . .     90,231   92,029   258,760   256,203
 Depreciation and amortization. . . . . . . . . . .     32,379   35,025    99,572    99,741
 Gross receipts and production taxes. . . . . . . .      8,152    9,143    38,237    42,442
 Payroll, ad valorem and other taxes. . . . . . . .      6,296    7,849    23,554    21,592
                                                      -------- -------- --------- ---------
     Total. . . . . . . . . . . . . . . . . . . . .    443,861  330,913 1,289,578 1,132,598
                                                      -------- -------- --------- ---------
Operating Income (Loss) . . . . . . . . . . . . . .     (4,135)     188    65,999   104,205
Other Income (Expense) - Net. . . . . . . . . . . .       (928)  (5,935)   (3,134)   (7,125)
Interest Expense. . . . . . . . . . . . . . . . . .     17,691   18,565    50,448    55,517
                                                      -------- -------- --------- ---------
Income (Loss) Before Income Taxes . . . . . . . . .    (22,754) (24,312)   12,417    41,563
Income Taxes (Benefit). . . . . . . . . . . . . . .     (7,788)   3,353     3,990    26,205
                                                      -------- -------- --------- ---------
Income (Loss) from Continuing Operations. . . . . .    (14,966) (27,665)    8,427    15,358
Income from Discontinued Operations . . . . . . . .        399    4,851     1,704     5,093
                                                      -------- -------- --------- ---------
Net Income (Loss) . . . . . . . . . . . . . . . . .    (14,567) (22,814)   10,131    20,451
Provision for Dividends on Preferred Stock. . . . .      2,980    3,156     8,596     9,506
                                                      -------- -------- --------- ---------
Earnings (Loss) Applicable to Common Stock. . . . .   $(17,547)$(25,970)$   1,535 $  10,945
                                                      ======== ======== ========= =========
Per Share of Common Stock
 Income (loss) from continuing operations after provision
   for dividends on preferred stock . . . . . . . .   $   (.27)$   (.46)$         $     .08
 Discontinued operations. . . . . . . . . . . . . .        .01      .07       .02       .08
                                                      -------- -------- --------- ---------
 Earnings (loss) applicable to common stock . . . .   $   (.26)$   (.39)$     .02 $     .16
                                                      ======== ======== ========= =========
 Cash dividends declared. . . . . . . . . . . . . .   $    .05 $    .05 $     .15 $     .15
                                                      ======== ======== ========= =========
Average Common and Dilutive Common
  Equivalent Shares Outstanding . . . . . . . . . .     66,806   66,453    66,830    66,519
                                                      ======== ======== ========= =========
Operating Income (Loss) of Major Businesses
 (Excludes general corporate expenses)
 Natural gas transmission and distribution. . . . .   $ (5,992)$ (1,711)$  53,807 $  78,596
 Natural gas and oil exploration and production . .      1,825    4,563    18,025    14,322
 Natural gas liquids processing . . . . . . . . . .       (186)     628    (1,567)    5,521
 Power. . . . . . . . . . . . . . . . . . . . . . .      2,952     (501)    3,200    13,625

See accompanying Notes.

                                      ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      September 30
                                                                                ------------------------
                                                                                   1994             1993
                                                                                   ----             ----
                                                                                     (In thousands)
 OPERATING ACTIVITIES
  Income from continuing operations . . . . . . . . . . . . . . . . . .         $  8,427        $  15,358
  Adjustments to reconcile income to net cash flows
    Depreciation and amortization . . . . . . . . . . . . . . . . . . .           99,572           99,741
    Deferred income tax expense . . . . . . . . . . . . . . . . . . . .            3,043            9,085
    Recoveries of gas purchase contract settlements - net . . . . . . .           29,586           23,364
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,442              514
                                                                                --------         --------
       Net cash flows provided by continuing operating
        activities before changes in current operating
        assets and liabilities. . . . . . . . . . . . . . . . . . . . .          142,070          148,062
  Cash effect of changes in current operating assets
    and liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          (93,300)         (71,882)
                                                                                --------         --------
      Net cash flows from continuing operating activities . . . . . . .           48,770           76,180
                                                                                --------         --------
INVESTING ACTIVITIES
  Property, plant and equipment additions . . . . . . . . . . . . . . .         (191,023)        (153,558)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (962)         (14,346)
  Discontinued operations . . . . . . . . . . . . . . . . . . . . . . .         (117,793)          (2,547)
                                                                                --------         --------
      Net cash flows used for investing activities. . . . . . . . . . .         (309,778)        (170,451)
                                                                                --------         --------
      Net cash flows used for operating
        and investing activities. . . . . . . . . . . . . . . . . . . .         (261,008)         (94,271)
                                                                                --------         --------
FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings. . . . . .          258,200           50,065
  Issuance of senior long-term debt . . . . . . . . . . . . . . . . . .          149,117          200,000
  Retirement of senior long-term debt . . . . . . . . . . . . . . . . .         (109,683)        (209,723)
  Settlement of foreign currency swap . . . . . . . . . . . . . . . . .                            23,089
  Issuance of Series F Preferred Stock. . . . . . . . . . . . . . . . .           72,836
  Retirement of Series D Preferred Stock. . . . . . . . . . . . . . . .          (75,000)
  Other financing activities - net. . . . . . . . . . . . . . . . . . .          (26,859)          19,922
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . .            2,856            9,149
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .          (18,727)         (19,479)
                                                                                --------         --------
      Net cash flows from financing activities. . . . . . . . . . . . .          252,740           73,023
                                                                                --------         --------
Net Decrease in Cash and Equivalents. . . . . . . . . . . . . . . . . .           (8,268)         (21,248)
Cash and Equivalents at Beginning of Period . . . . . . . . . . . . . .           19,203           48,553
                                                                                --------         --------
Cash and Equivalents at End of Period . . . . . . . . . . . . . . . . .        $  10,935        $  27,305
                                                                                ========         ========


See accompanying Notes.

                                        ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (September 30, 1994 Unaudited)


                                                                          September 30      December 31
                                                                              1994             1993
                                                                          ------------      -----------
                                                                                    (In thousands)
ASSETS
Current Assets
   Cash and equivalents . . . . . . . . . . . . . . . . . . . . . .         $   10,935       $   19,203
   Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .            163,052          224,947
   Gas stored underground . . . . . . . . . . . . . . . . . . . . .            127,632          109,615
   Gas purchase settlements recoverable from customers. . . . . . .             34,100           42,800
   Investment in discontinued operations. . . . . . . . . . . . . .             67,982
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            106,420          111,002
                                                                            ----------       ----------
     Total current assets . . . . . . . . . . . . . . . . . . . . .            510,121          507,567
                                                                            ----------       ----------
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .             64,906           86,208
                                                                            ----------       ----------
Property, Plant and Equipment (full-cost
   method for gas and oil properties) . . . . . . . . . . . . . . .          3,771,671        3,594,056
   Less accumulated depreciation and amortization . . . . . . . . .          1,550,045        1,476,003
                                                                            ----------       ----------
     Net property, plant and equipment. . . . . . . . . . . . . . .          2,221,626        2,118,053
                                                                            ----------       ----------
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .             45,941           48,433
                                                                            ----------       ----------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $2,842,594       $2,760,261
                                                                            ==========       ==========
LIABILITIES
Current Liabilities
   Commercial paper and other short-term borrowings . . . . . . . .         $  289,700       $   31,500
   Current maturities of senior long-term debt. . . . . . . . . . .             10,600           10,600
   Accounts payable and other accrued liabilities . . . . . . . . .            332,930          442,395
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .             28,789           34,021
   Litigation judgment payable. . . . . . . . . . . . . . . . . . .                              62,035
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            117,011          122,534
                                                                            ----------       ----------
     Total current liabilities. . . . . . . . . . . . . . . . . . .            779,030          703,085
                                                                            ----------       ----------
Senior Long-term Debt . . . . . . . . . . . . . . . . . . . . . . .            669,570          628,227
                                                                            ----------       ----------
Convertible Subordinated Debentures . . . . . . . . . . . . . . . .             90,750           90,750
                                                                            ----------       ----------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . .            317,720          321,364
                                                                            ----------       ----------
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            171,440          195,117
                                                                            ----------       ----------
Shareholders' Equity
   Adjustable rate preferred stock. . . . . . . . . . . . . . . . .            175,000          175,000
                                                                            ----------       ----------
   Common shareholders' equity
     Common stock (100,000 shares authorized;
        66,926 and 66,656 shares outstanding) . . . . . . . . . . .            297,820          296,619
     Paid in capital. . . . . . . . . . . . . . . . . . . . . . . .            339,833          339,115
     Retained earnings. . . . . . . . . . . . . . . . . . . . . . .              2,549           10,984
     Unamortized restricted stock compensation. . . . . . . . . . .             (1,118)
                                                                            ----------       ----------
       Common shareholders' equity. . . . . . . . . . . . . . . . .            639,084          646,718
                                                                            ----------       ----------
         Shareholders' equity . . . . . . . . . . . . . . . . . . .            814,084          821,718
                                                                            ----------       ----------
         Total. . . . . . . . . . . . . . . . . . . . . . . . . . .         $2,842,594       $2,760,261
                                                                            ==========       ==========

See accompanying Notes.

                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                   Notes to Condensed Financial Statements



1. On October 11, 1994, the Corporation completed the previously announced sale of its wholly owned subsidiary, Enserch Environmental Corporation, to Foster Wheeler Corporation for net cash proceeds of some $97 million plus reimbursement for outstanding intercompany borrowings. The pretax gain from the sale of approximately $45 million will be recorded in the fourth quarter of 1994. The investment in the net assets of Enserch Environmental, which totaled some $68 million (excluding intercompany borrowings of $19 million) as of September 30, 1994, has been reflected as a current asset on the balance sheet.

    Prior-period results have been restated to reflect Enserch Environmental as a component of discontinued operations. Results of Enserch Environmental Corporation included in discontinued operations are summarized as follows (in thousands except per share amounts):

                              Three Months Ended        Nine Months Ended
                                  September 30            September 30
                            ----------------------    ---------------------
                              1994          1993        1994         1993
                            -------        -------    --------     --------
    Revenues                $60,212        $41,039    $145,969     $123,113

    Operating Income          1,236          1,268       4,025        3,809

    Net Income                  399            302       1,704          908

    Per Share                   .01             -          .02          .01

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

4. In April 1994, the Corporation sold three million Depositary Preferred Shares, Series F, representing $75 million of Adjustable Rate Preferred Stock, Series F. Each depositary share (stated value $25 per share) represents 1/40th ownership in one share of the Corporations' Adjustable Rate Preferred Stock, Series F. Dividend rates are determined quarterly, in advance, based on the Applicable Rate (being the highest of the three-month U. S. Treasury bill rate, the U. S. Treasury 10-year constant maturity rate and the U. S. Treasury 30-year constant maturity rate) multiplied by 87%. Such dividend rate will not be less than 4.50% nor greater than 10.50% per annum.

5. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT


ENSERCH Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of September 30, 1994, and the related condensed statements of consolidated income for the three months and nine months ended September 30, 1994 and 1993, and the condensed statements of consolidated cash flows for the nine months ended September 30, 1994 and 1993. These financial statements are the responsibility of the Corporation's management.

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




DELOITTE & TOUCHE LLP

Dallas, Texas
October 25, 1994

Item 2.                     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations


RESULTS OF OPERATIONS

      CONSOLIDATED RESULTS

      ENSERCH Corporation reported a loss from continuing operations of $15 million for the third quarter of 1994, compared with a loss of $28 million from continuing operations for the year-ago quarter. Third-quarter 1994 results were affected by lower sales volumes and prices for natural gas, oil and natural gas liquids. Third-quarter 1993 results included a $10 million noncash charge to deferred taxes for the 1% increase in the statutory federal income-tax rate on corporations, and a $5.9 million pretax charge($3.8 million after taxes) for litigation. The loss applicable to common stock for the third quarter of 1994 was $18 million, or $.26 per share, compared with a loss of $26 million, or $.39 per share, for the year-ago period. The operating loss for the 1994 third quarter was $4.1 million versus operating income of $.2 million for the like period a year ago. Third-quarter revenues were $440 million, compared with $331 million for the year-earlier period.

      For the first nine months of 1994, ENSERCH's income from continuing operations was $8.4 million, compared with $15 million from continuing operations for the first nine months of 1993. Earnings applicable to common stock were $1.5 million, or $.02 per share, versus $11 million, or $.16 per share, for the year-ago period. For the first nine months of 1994, operating income was $66 million versus $104 million for the year-ago period, which benefited from the sale of the Corporation's position in a power project, higher oil and natural gas liquids prices and more favorable heating weather. Revenues were $1.4 billion, compared with $1.2 billion last year. Interest expense for the first nine months of 1994 was 9% less than the year-earlier period as a result of reduced debt and the restructuring of long-term debt at lower rates, and the provision for preferred dividends was 10% lower than the 1993 period.


      NATURAL GAS TRANSMISSION AND DISTRIBUTION

      Transmission and Distribution operations had an operating loss of $6.0 million in the third quarter of 1994 versus a loss of $1.7 million in the prior-year period. This business historically experiences poor results in the third quarter due to seasonally reduced residential and commercial demand. Industrial and electric-generation sales volumes declined 22%. Cooling weather was 15% less than in the prior-year third quarter, reducing customer demand. Total throughput improved 38% to 218 billion cubic feet (Bcf), compared with 158 Bcf for the year-ago period, a result of increased off-system activity in the third quarter. Gas transportation volumes were 95 Bcf, a decline of 12% compared with the same period a year ago.

     Operating income for the first nine months of 1994 was $54 million versus $79 million for the same period last year. Higher-margin residential and commercial gas sales volumes declined 5% from the year-earlier period, and industrial and electric-generation sales volumes were down 13% from the 1993 period. Overall, system throughput improved, increasing 28% to 596 Bcf. Gas transportation volumes were 13% higher than the year-ago period.

      The natural-gas vehicle market in Lone Star's service area continues to grow at a steady pace. Year-to-date public natural-gas fuel sales have increased 38%, compared with the same period a year ago. ENSERCH's joint-venture conversion company, TranStar, posted an increase of more than 100% in the number of conversions for the first nine months of 1994 compared with the same period a year ago.


      NATURAL GAS AND OIL EXPLORATION AND PRODUCTION

     Operating income from Exploration and Production operations for the third quarter of 1994 was $1.8 million versus $4.6 million a year ago. Natural-gas sales volumes were 16.3 Bcf, a 13% decrease from the year-ago period, with the average sales price of $2.06 per thousand cubic feet down 2% from the third quarter of 1993. Gas prices in the third quarter reflect reduced demand due to milder-than-normal weather patterns and earlier filling of storages. Oil sales volumes were 487 thousand barrels, down 8% from the year-ago period. The average sales price per barrel of $15.29 was down 5%.

      Third-quarter operating expenses were 10% less than the year-earlier period, principally due to a decrease in amortization expense resulting from lower levels of production. The overall rate of amortization for the third quarter of 1994 was $1.01 per million British thermal unit (MMBtu) produced, up slightly from $1.00 in the third quarter of 1993. Average production cost per MMBtu for the third quarter increased to $.56 in 1994 from $.54 in 1993, as the effects of fixed costs increased due to the decline in production.

      For the nine months ended September 30, 1994, operating income for Exploration and Production operations was $18 million, 26% higher than the same period a year ago, primarily due to a 6% improvement in the average sales price for natural gas and lower operating expenses. Natural-gas sales volumes were virtually the same as the year-earlier period. Oil revenues decreased 18% due to declines in both prices and sales volumes.

      At September 30, 1994, the discounted value of ENSERCH's gas and oil reserves, as determined by the method prescribed by the Securities and Exchange Commission, exceeded the net capitalized cost of gas and oil properties by a modest amount, based on average prices and contracts in effect in September 1994. Product prices are subject to seasonal and other fluctuations.

      ENSERCH uses gas and oil swaps, collars and futures agreements to hedge volatile product prices for a portion (normally 30 to 70 percent) of anticipated future monthly gas and oil production. The purpose of these hedging activities is to fix the prices to be received. Under these agreements, ENSERCH receives or makes payments based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. Realized gains and losses on hedging activities are deferred and included in income during the month that the related physical sale occurs. At
September 30, 1994, ENSERCH had outstanding swaps, collars and futures agreements extending through December 1995 to exchange payments on 11,250,000 MMBtus of gas and 1,650,000 barrels of oil on which ENSERCH had $.4 million of net unrealized gains based on the difference between the strike price and the NYMEX futures price for the applicable trading month. At September 30, 1994, realized gains on hedging activities of $1.3 million were deferred.

      NATURAL GAS LIQUIDS PROCESSING

      Natural Gas Liquids (NGL) Processing operations approached breakeven for the third quarter, an improvement from the losses reported for the first and second quarters of 1994. Production volumes for the third quarter were 3% above the year-earlier period; however, sales volumes decreased 12% compared with the 1993 period, a result of higher inventory levels. The average sales price per barrel of $11.61 declined 4% from the year-earlier period. During the first nine months of 1994, NGL Processing operations reported an operating loss of $1.6 million versus operating income of $5.5 million for the 1993 period, with a 3% decline in NGL sales volumes and a 13% decrease in the average sales price.


      POWER

    Third-quarter operating income from Power operations totaled $3.0 million, compared with an operating loss of $.5 million for the year-earlier period. Enserch Development Corporation began earning management and incentive fees from operating a 160-megawatt cogeneration plant in Bellingham, Washington, in the second quarter, which should provide a steady stream of future income. Year-to-date results from Power operations were $10 million less than the 1993 period, which included the $15 million gain from the sale of Enserch Development Corporation's position in a power project.


CASH FLOWS AND FINANCING ACTIVITIES

    Net cash flows from operating activities for the first nine months of 1994 were $49 million versus $76 million for the same period of 1993. Higher operating working capital requirements and lower income from continuing operations were the primary reasons for the decline. Net recoveries of gas-purchase contract settlements improved $6 million from the year-earlier period.

      Investing activities required net cash flows of $310 million.  The
$118 million requirement for discontinued operations includes $49 million for Enserch Environmental operations, mostly reflecting a restoration of accounts receivable to a normal level following the December 1993 sale of receivables. Cash received from the sale of Enserch Environmental in October included recovery of this requirement. The 1994 discontinued operations requirement also includes the remittance to the bank of $22 million for December collections of the sold receivables and the payment of accrued expenses of the sale, accrued taxes and other retained obligations. Property additions of $191 million were $37 million higher than in the 1993 period, with increases of $28 million for Transmission and Distribution and $7 million for Exploration and Production.

      Planned property, plant and equipment additions for 1994 total
$244 million, including $119 million designated for Transmission and Distribution, $116 million for Exploration and Production, and $9 million for other requirements. The planned expenditures are expected to be funded from internal cash flow and external financings as required. The planned expenditures exclude costs related to the construction of the offshore platform and related facilities associated with ENSERCH's interest in the Garden Banks Block 388 (100% owned) development project in the Gulf of Mexico. An operating lease arrangement is providing financing for up to $235 million for the costs associated with the Garden Banks project. The cost estimate for the project recently has been increased to some $280 million due to the addition of equipment, higher-than-expected costs for both labor and materials, design modifications and other factors. Financing options for the additional costs currently are being evaluated, including an addition to the current operating lease arrangement.

      In 1992, ENSERCH entered into an operating lease arrangement to provide financing for its portion of the offshore platforms and related facilities for the Mississippi Canyon Block 441 (37.5% owned) project. A total of $34 million was required for the project, which was completed in early 1993. The lease was renewed in the second quarter of 1994 under terms that resulted in capital lease accounting treatment.

      The net cash of $261 million required by operating and investing activities for the nine months ended September 30, 1994 was temporarily financed by commercial paper and short-term bank borrowings. The temporary borrowings were reduced in October with the proceeds from the sale of Enserch Environmental. In addition, a $150 million privately placed long-term debt issue in November was used to refund maturing long-term debt of $100 million and to further reduce short-term bank borrowings.

     In February 1994, the Corporation issued $150 million of 6 3/8% Notes due 2004 in a public offering. In March, the net proceeds of that issue were used for the early redemption of all of the $74 million principal amount of outstanding sinking fund debentures, which required call premiums of $1.4 million, and to fully redeem the $75 million of Series D Adjustable Rate Preferred Stock at par. In April 1994, the Corporation sold $75 million of Adjustable Rate Preferred Stock, Series F, in a public offering. The Series F Preferred Stock has a minimum per annum dividend rate of 4.5%, a maximum rate of 10.5% and is reset quarterly. Net proceeds from the sale were used to repay $29 million of maturing senior long-term debt and reduce commercial paper borrowings.

     Senior long-term and convertible debt, including current maturities, as a percentage of total capitalization was 48.6% at September 30, 1994, compared with 47.0% at yearend 1993. At September 30, 1994, the current ratio was .65, compared with .72 at December 31, 1993.

     At September 30, 1994, the Corporation had short- and interim-term bank lines totaling $650 million, of which $100 million was utilized. The
$100 million borrowing was reduced to $53 million in October 1994 with a portion of the proceeds from the sale of Enserch Environmental, with the remainder repaid in November 1994. Effective October 28, 1994, the Corporation bank credit lines were renegotiated to total $600 million and were extended to expire in 1997.

    ENSERCH is proceeding with its previously announced intention to reorganize Enserch Exploration Partners, Ltd., its 99.2% owned natural gas and oil limited partnership, into a corporation to be named Enserch Exploration, Inc. The goal is to accomplish this by yearend and begin 1995 with an independent exploration and production corporation. This new company, with over $1 billion in gas and oil assets and no long-term obligations other than those related to leases on two offshore facilities, is expected to provide the Corporation's exploration and production operation improved exposure so that it is more fairly valued in the marketplace. ENSERCH plans to raise the minority interest in the new company to a meaningful level, while continuing to own a majority interest.

    Large institutions, which are often prohibited from owning partnerships in their investment portfolios, may be attracted to Enserch Exploration, Inc. common stock. After the reorganization process is completed, ENSERCH will seek to increase the level of minority ownership by exchanging shares of common stock in the new corporation with shareholders of other companies having gas and oil reserves that complement present assets, thereby increasing the size and scope of Enserch Exploration, Inc. through acquisitions.


GAS-PURCHASE CONTRACTS

      Assuming normal weather conditions, it is expected that normal gas purchases will substantially satisfy purchase obligations for the year 1994 and thereafter. At September 30, 1994, there was a total of four lawsuits related to unsettled gas-purchase contract claims asserted by suppliers, with three of those claims totaling $29 million. The fourth claim was filed in 1993 for $70 million and primarily relates to asserted obligations for purchases from the early to mid-'80s. Following recent discovery proceedings of plaintiff's expert witnesses on Lone Star Gas Company's alleged minimum purchase obligation, plaintiff's claim, under alternate damage theories, now appears to be in an asserted range of from approximately $75 million to $235 million. (See Part II, Item 1, Legal Proceedings.) Other unsettled claims at September 30, 1994 totaled $3.6 million.

      At September 30, 1994, there was an unrecovered balance of gas-purchase contract settlements of $83 million, including $46 million that represented prepayments for gas expected to be recouped under contracts covering future gas purchases. The remaining $37 million represented amounts expected to be recovered from customers under the existing gas cost recovery provisions. Lone Star expects to recoup or recover the remaining balances of gas settlement payments made to date, as well as future payments to be made in settlement of remaining claims.

      A summary of transactions related to unrecovered gas settlement payments during the nine months ended September 30, 1994 is as follows:

                                              Recoupable      Recoverable
                                             Prepayments      Settlements    Total
                                             -----------      -----------    -----
                                                           (In millions)

December 31, 1993                               $  63           $  48        $ 111
   Gas-purchase contract settlements                                2            2
   Recouped or recovered                          (10)            (20)         (30)
   Other                                           (7)              7
                                                -----           -----        -----
September 30, 1994                              $  46           $  37        $  83
                                                =====           =====        =====

DRILLING PROGRAM

      Under an agreement with Mobil Producing, Texas and New Mexico, Inc. (Mobil), an exploratory well was drilled on ENSERCH's Garden Banks Block 387, which is part of ENSERCH's Garden Banks unit in the deep-water area of the Gulf of Mexico. The well, drilled in 2,200 feet of water to a depth of 11,893 feet, encountered a total of 150 feet of oil pay in the 9,800- and 11,200-foot reservoirs. Mobil has an option to acquire, for additional consideration, a 40% interest in ENSERCH's Garden Banks unit (Blocks 344, 345, 386, 387, 388 and 389) and in the unit's production system. Mobil also acquired an additional long-cable 3-D seismic survey over the unit to further assess the deeper horizons comparable to a nearby producing field. ENSERCH, which currently owns 100% of the project, will remain the operator. ENSERCH anticipates drilling the next well in the spring of 1995 to further develop this area.

      Work continued on the conversion of a semisubmersible rig to a floating production facility for the development of the Garden Banks unit, with the modification of the major structural components well under way. During the third quarter, the subsea template and two gathering lines were installed and connected to the shallow-water production facility located 54 miles away. Fabrication of the shallow-water facility deck was completed, and installation of production facilities on the deck is in progress. Initial production is anticipated in mid-1995.

      Following drilling of the Green Canyon Block 254 sidetrack confirmation well, also located in the Gulf, a lease extension action was filed with the Minerals Management Service outlining a future operations schedule. Drilling of an additional appraisal well is scheduled to begin during the first quarter of 1995.

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                    Natural Gas Transmission and Distribution Operating Data (Unaudited)


                                                         Three Months Ended Nine Months Ended
                                                            September 30      September 30
                                                         ------------------ -----------------
                                                             1994    1993      1994     1993
                                                             ----    ----      ----     ----
Operating Income (Loss)(in millions) . . . . . . . . .      $ (6.0)  $ (1.7) $   53.8 $   78.6
                                                            ======   ======  ======== ========
Natural Gas Sales Revenues by Customer (in millions):
  Residential & commercial . . . . . . . . . . . . . .      $ 95.5   $ 94.7  $  536.2 $  566.7
  Industrial & electric generation . . . . . . . . . .        78.1    102.0     229.9    262.8
  Pipeline & other . . . . . . . . . . . . . . . . . .       204.4     76.6     420.8    207.9
                                                            ------   ------  -------- --------
       Total gas sales revenues. . . . . . . . . . . .      $378.0   $273.3  $1,186.9 $1,037.4
                                                            ======   ======  ======== ========
Natural Gas Revenues (in millions):
  Lone Star Gas Company sales. . . . . . . . . . . . .      $128.6   $128.3  $  621.5 $  662.5
  Enserch Gas Company sales. . . . . . . . . . . . . .       249.4    145.0     565.4    374.9
                                                            ------   ------  -------- --------
       Total gas sales revenues. . . . . . . . . . . .       378.0    273.3   1,186.9  1,037.4
  Gas transportation . . . . . . . . . . . . . . . . .        12.7     14.7      39.9     39.3
                                                            ------   ------  -------- --------
       Total natural gas revenues. . . . . . . . . . .       390.7    288.0   1,226.8  1,076.7
  Other  . . . . . . . . . . . . . . . . . . . . . . .         4.1      3.9      12.4     13.0
                                                            ------   ------  -------- --------
       Total revenues. . . . . . . . . . . . . . . . .      $394.8   $291.9  $1,239.2 $1,089.7
                                                            ======   ======  ======== ========
Natural Gas Sales Volumes by Customer (Bcf):
  Residential & commercial . . . . . . . . . . . . . .        13.2     13.1      89.9     94.6
  Industrial & electric generation . . . . . . . . . .        30.1     38.5      90.0    102.9
  Pipeline & other . . . . . . . . . . . . . . . . . .       107.5     35.7     212.1     97.5
                                                            ------   ------  -------- --------
       Total gas sales volumes . . . . . . . . . . . .       150.8     87.3     392.0    295.0
                                                            ======   ======  ======== ========
Natural Gas Volumes (Bcf):
  Lone Star Gas Company sales. . . . . . . . . . . . .        20.2     19.7     109.4    116.8
  Enserch Gas Company sales. . . . . . . . . . . . . .       130.6     67.6     282.6    178.2
                                                            ------   ------  -------- --------
       Total gas sales volumes . . . . . . . . . . . .       150.8     87.3     392.0    295.0
                                                            ======   ======  ======== ========
  Gas transportation:
    For associated . . . . . . . . . . . . . . . . . .        28.0     37.3     104.6    103.4
    For others (nonassociated) . . . . . . . . . . . .        66.8     70.4     204.4    169.7
                                                            ------   ------  -------- --------
       Total . . . . . . . . . . . . . . . . . . . . .        94.8    107.7     309.0    273.1
                                                            ======   ======  ======== ========
  Lone Star system throughput  . . . . . . . . . . . .       117.1    131.6     424.2    398.8
  Off-system sales (1) . . . . . . . . . . . . . . . .       100.5     26.1     172.2     65.9
                                                            ------   ------  -------- --------
       Total throughput (2)  . . . . . . . . . . . . .       217.6    157.7     596.4    464.7
                                                            ======   ======  ======== ========
Natural Gas Sales Revenues (per Mcf):
  Lone Star Gas Company. . . . . . . . . . . . . . . .      $ 6.36   $ 6.51  $   5.68 $   5.67
  Enserch Gas Company. . . . . . . . . . . . . . . . .        1.91     2.14      2.00     2.10

Natural Gas Purchase Cost (per Mcf):
  Lone Star Gas Company. . . . . . . . . . . . . . . .      $ 3.72   $ 3.71  $   3.37 $   3.47
  Enserch Gas Company. . . . . . . . . . . . . . . . .        1.89     2.07      1.96     2.00

Gas Transportation Rate (per Mcf). . . . . . . . . . .      $  .13   $  .14  $    .13$     .14


(1) Represents off-system sales never entering Lone Star's pipeline system.
(2) Total throughput is the sum of gas sales volumes and gas transportation volumes for others.  Gas transported by Lone Star for Enserch Gas Company is reported in both sales and associated transportation.

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                   Natural Gas and Oil Exploration and Production Operating Data (Unaudited)



                                                         Three Months Ended Nine Months Ended
                                                            September 30      September 30
                                                         ------------------ -----------------
                                                             1994     1993      1994    1993
                                                             ----     ----      ----    ----
Operating Income (in millions) . . . . . . . . . . . .     $   1.8  $   4.6   $  18.0 $  14.3
                                                            ======   ======    ======  ======
Revenues (in millions)
  Natural gas (1). . . . . . . . . . . . . . . . . . .     $  33.4  $  39.2   $ 111.8 $ 105.2
  Oil and condensate . . . . . . . . . . . . . . . . .         7.5      8.5      23.2    28.4
  Natural gas liquids. . . . . . . . . . . . . . . . .          .5      1.0       1.3     3.7
  Other revenues - net . . . . . . . . . . . . . . . .                   .1        .3     1.5
                                                            ------   ------    ------  ------
     Total revenues. . . . . . . . . . . . . . . . . .     $  41.4  $  48.8   $ 136.6 $ 138.8
                                                            ======   ======    ======  ======
Sales Volumes
  Natural gas (MMcf) (1) . . . . . . . . . . . . . . .      16,258   18,655    51,667  51,504
  Oil and condensate (MBbl). . . . . . . . . . . . . .         487      527     1,523   1,604

Average Sales Price
  Natural gas (per Mcf). . . . . . . . . . . . . . . .     $  2.06  $  2.10   $  2.16 $  2.04
  Oil and condensate (per Bbl) . . . . . . . . . . . .       15.29    16.14     15.23   17.71

Net Wells
  Drilled. . . . . . . . . . . . . . . . . . . . . . .          12       20        48      62
  Productive . . . . . . . . . . . . . . . . . . . . .           9       16        30      52

Data in Equivalent Energy Content (MMBtu) (2)
  Average sales price. . . . . . . . . . . . . . . . .     $  2.07  $  2.13   $  2.15 $  2.14
  Average production costs . . . . . . . . . . . . . .         .56      .54       .53     .56
  Amortization rate. . . . . . . . . . . . . . . . . .        1.01     1.00      1.00     .98



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

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                          Natural Gas Liquids Processing Operating Data (Unaudited)



                                                         Three Months Ended  Nine Months Ended
                                                            September 30       September 30
                                                         -------------------------------------
                                                             1994     1993      1994    1993
                                                             ----     ----      ----    ----
Operating Income (Loss) (in millions). . . . . . . . .      $  (.2)  $   .6    $ (1.6) $  5.5
                                                            ======   ======    ======  ======
Revenues (in millions)
  Natural gas liquids (1). . . . . . . . . . . . . . .      $ 17.1   $ 20.0    $ 47.9  $ 57.3
  Other. . . . . . . . . . . . . . . . . . . . . . . .         5.2      4.1      13.5     8.4
                                                            ------   ------    ------  ------
     Total . . . . . . . . . . . . . . . . . . . . . .      $ 22.3   $ 24.1    $ 61.4  $ 65.7
                                                            ======   ======    ======  ======
Natural Gas Liquids
  Sales volumes (MBbl)(1). . . . . . . . . . . . . . .       1,468    1,660     4,278   4,431
  Average sales price (per Bbl). . . . . . . . . . . .      $11.61   $12.05    $11.19  $12.93



(1)   Excludes products purchased for resale.

                         PART II.  OTHER INFORMATION




Item 1.  Legal Proceedings

    On June 25, 1993, a lawsuit was filed against the utility division of the Corporation in the 4th Judicial District Court of Rusk County, Texas. The plaintiff claims that the utility division failed to make certain production and minimum purchase payments under a gas-purchase contract. The plaintiff contends that it was fraudulently induced to enter into a gas-purchase contract; that it was fraudulently induced and coerced into releasing the utility division from its obligation to make minimum purchases payments; and that the contract was breached. The plaintiff initially sought actual damages in excess of $100 million in addition to punitive damages. Following recent discovery proceedings of plaintiff's expert witnesses on the utility division's alledged minimum purchase obligation, plaintiff's claim, under alternate damage theories, now appears to be in an asserted range of from approximately $75 million to approximately $235 million plus an additional
$68 million related to alleged secondary damages. Management believes that the Corporation has meritorious defenses to the claims made. In the opinion of management, the Corporation will incur no liability from this claim that would be considered material for financial reporting purposes.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit No. 15 -Letter of Deloitte & Touche dated
                            November 14, 1994, regarding unaudited
                            interim financial statements.

        (b) Reports on Form 8-K

                No reports on Form 8-K were filed for the three months ended September 30, 1994.

                                        SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENSERCH Corporation
                                                   (Registrant)



Date:  November 14, 1994                         By     /s/ S. R. Singer
                                                 ---------------------------
                                                  S. R. Singer, Senior Vice
                                                   President, Finance and
                                                Corporate Development, Chief
                                                      Financial Officer



Date:  November 14, 1994                         By     /s/ J. W. Pinkerton
                                                 ---------------------------
                                                        J. W. Pinkerton,
                                                Vice President and Controller,
                                                    Chief Accounting Officer