Form 10-Q
period 1995-03-31
ENSERCH CORP
filed 1995-05-12
CIK 33015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995                    Commission File No. 1-3183



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




       Number of shares of Common Stock of Registrant outstanding as of May 12, 1995: 67,088,734

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31
                                                         --------------------------
                                                             1995             1994
                                                             ----             ----
                                                             (In thousands except
                                                              per share amounts)
Revenues
  Natural gas transmission and distribution. . . .         $504,805       $531,138
  Natural gas and oil exploration and production .           41,661         50,737
  Natural gas liquids processing . . . . . . . . .           21,679         19,967
  Power. . . . . . . . . . . . . . . . . . . . . .            8,591          8,187
  Less intercompany revenues . . . . . . . . . . .          (28,835)       (44,327)
                                                           --------       --------
      Total. . . . . . . . . . . . . . . . . . . .          547,901        565,702
                                                           --------       --------
Costs and Expenses
  Gas purchase . . . . . . . . . . . . . . . . . .          336,946        348,669
  Operating expenses . . . . . . . . . . . . . . .           87,628         85,826
  Depreciation and amortization. . . . . . . . . .           31,158         34,010
  Gross receipts and production taxes. . . . . . .           16,423         17,596
  Payroll, ad valorem and other taxes. . . . . . .            9,204          8,692
                                                           --------       --------
     Total . . . . . . . . . . . . . . . . . . . .          481,359        494,793
                                                           --------       --------
Operating Income . . . . . . . . . . . . . . . . .           66,542         70,909
Other Income (Expense) - Net . . . . . . . . . . .           (1,003)        (1,441)
Interest Expense . . . . . . . . . . . . . . . . .          (17,315)       (16,346)
                                                           --------       --------
Income before Income Taxes . . . . . . . . . . . .           48,224         53,122
Income Taxes . . . . . . . . . . . . . . . . . . .           17,838         17,758
                                                           --------       --------
Income from Continuing Operations. . . . . . . . . .         30,386         35,364
Income from Discontinued Operations. . . . . . . . .                           562
                                                           --------       --------
Net Income . . . . . . . . . . . . . . . . . . . .           30,386         35,926
Provision for Dividends on Preferred Stock . . . .            3,036          2,844
                                                           --------       --------
Earnings Applicable to Common Stock. . . . . . . .         $ 27,350       $ 33,082
                                                           ========       ========
Per Share of Common Stock
  Income from continuing operations after provision
    for dividends on preferred stock . . . . . . .         $    .41       $    .49
  Discontinued operations. . . . . . . . . . . . .                             .01
                                                           --------       --------
    Earnings applicable to common stock. . . . . .         $    .41       $    .50
                                                           ========       ========
  Cash dividends declared. . . . . . . . . . . . .         $    .05       $    .05
                                                           ========       ========
Average Common and Dilutive Common
  Equivalent Shares Outstanding. . . . . . . . . .           66,936         66,817
                                                           ========       ========
Operating Income (Loss) of Major Businesses
  Natural gas transmission and distribution. . . .         $ 67,085       $ 65,401
  Natural gas and oil exploration and production .              356          9,597
  Natural gas liquids processing . . . . . . . . .              898         (1,022)
  Power. . . . . . . . . . . . . . . . . . . . . .              273           (551)

See accompanying Notes.

                                         -1-

                                      ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31
                                                                        -----------------------
                                                                           1995            1994
                                                                           ----            ----
                                                                             (In thousands)
OPERATING ACTIVITIES
  Income from continuing operations  . . . . . . . . . . . . . . .      $ 30,386        $ 35,364
  Depreciation and amortization. . . . . . . . . . . . . . . . . .        31,158          34,010
  Deferred income-tax expense. . . . . . . . . . . . . . . . . . .        17,797          17,620
  Recoveries of gas-purchase contract settlements. . . . . . . . .        19,975          17,053
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,016         (13,124)
  Changes in current operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . .          37,749          31,064
   Other current assets. . . . . . . . . . . . . . . . . . . . .          58,959          25,055
   Accounts payable and other accrued liabilities. . . . . . . .         (51,325)        (37,468)
   Other current liabilities . . . . . . . . . . . . . . . . . .         (17,172)        (49,487)
   Litigation judgement payable. . . . . . . . . . . . . . . . .                         (62,498)
                                                                        --------        --------
     Net cash flows from (used for) operating activities . . . .         134,543          (2,411)
                                                                        --------        --------
INVESTING ACTIVITIES
  Additions of property, plant and equipment . . . . . . . . . .         (65,700)        (52,915)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (32,763)        (17,896)
  Discontinued operations. . . . . . . . . . . . . . . . . . . .          14,218         (56,616)
                                                                        --------        --------
     Net cash flows used for investing activities. . . . . . . .         (84,245)       (127,427)
                                                                        --------        --------
FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings . .         (38,400)        152,550
  Issuance of senior long-term debt. . . . . . . . . . . . . . .                         149,117
  Retirement of senior long-term debt. . . . . . . . . . . . . .                         (75,067)
  Retirement of Series D Preferred Stock . . . . . . . . . . . .                         (75,000)
  Other financing activities - net . . . . . . . . . . . . . . .          (5,956)        (25,017)
  Issuance of common stock . . . . . . . . . . . . . . . . . . .           1,003           1,746
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . .          (6,384)         (7,119)
                                                                        --------        --------
     Net cash flows from (used for) financing activities . . . .         (49,737)        121,210
                                                                        --------        --------
Net Increase (Decrease) in Cash and Equivalents. . . . . . . . .             561          (8,628)
Cash and Equivalents at Beginning of Period. . . . . . . . . . .           2,885          19,203
                                                                        --------        --------
Cash and Equivalents at End of Period. . . . . . . . . . . . . .        $  3,446        $ 10,575
                                                                        ========        ========


See accompanying Notes.

                                        ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (March 31, 1995 Unaudited)


                                                                      March 31      December 31
                                                                        1995            1994
                                                                    -----------     -----------
                                                                            (In thousands)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . . . . . . . . . .       $    3,446      $    2,885
  Accounts receivable. . . . . . . . . . . . . . . . . . . . .          155,944         193,385
  Gas stored underground . . . . . . . . . . . . . . . . . . .           85,475         114,862
  Advances and prepayments for gas . . . . . . . . . . . . . .           22,433          28,622
  Gas-purchase settlements recoverable from customers. . . . .           15,349          23,943
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           71,774         126,896
                                                                     ----------      ----------
   Total current assets. . . . . . . . . . . . . . . . . . . .          354,421         490,593
                                                                     ----------      ----------
Investments. . . . . . . . . . . . . . . . . . . . . . . . . .           55,119          56,010
                                                                     ----------      ----------
Property, Plant and Equipment (full-cost
  method for gas and oil properties) . . . . . . . . . . . . .        3,860,882       3,802,282
  Less accumulated depreciation and amortization . . . . . . .       (1,577,969)     (1,549,717)
                                                                     ----------      ----------
    Net property, plant and equipment. . . . . . . . . . . . .        2,282,913       2,252,565
                                                                     ----------      ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . .           44,586          47,131
                                                                     ----------      ----------
        Total. . . . . . . . . . . . . . . . . . . . . . . . .       $2,737,039      $2,846,299
                                                                     ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Commercial paper . . . . . . . . . . . . . . . . . . . . . .       $  112,600      $  151,000
  Current maturities of senior long-term debt. . . . . . . . .           10,600          10,600
  Accounts payable and other accrued liabilities . . . . . . .          309,564         401,587
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .           12,439          35,885
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           39,636          52,522
                                                                     ----------      ----------
   Total current liabilities . . . . . . . . . . . . . . . . .          484,839         651,594
                                                                     ----------      ----------
Senior Long-term Debt. . . . . . . . . . . . . . . . . . . . .          714,376         714,324
                                                                     ----------      ----------
Convertible Subordinated Debentures. . . . . . . . . . . . . .           90,750          90,750
                                                                     ----------      ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . .          299,922         280,051
                                                                     ----------      ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . .          221,580         209,110
                                                                     ----------      ----------
Shareholders' Equity
  Adjustable rate preferred stock. . . . . . . . . . . . . . .          175,000         175,000
                                                                     ----------      ----------
  Common shareholders' equity
   Common stock (100,000 shares authorized;
     67,060 and 66,954 shares outstanding) . . . . . . . . . .          298,416         297,943
   Paid in capital . . . . . . . . . . . . . . . . . . . . . .          341,164         340,019
   Retained earnings . . . . . . . . . . . . . . . . . . . . .          112,352          88,348
   Unamortized restricted stock compensation . . . . . . . . .           (1,360)           (840)
                                                                     ----------      ----------
     Common shareholders' equity . . . . . . . . . . . . . . .          750,572         725,470
                                                                     ----------      ----------
       Shareholders' equity. . . . . . . . . . . . . . . . . .          925,572         900,470
                                                                     ----------      ----------
        Total. . . . . . . . . . . . . . . . . . . . . . . . .       $2,737,039      $2,846,299
                                                                     ==========      ==========

See accompanying Notes.

                                         -3-

                    ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                       Notes to Condensed Financial Statements



1. Prior period results have been restated to reflect the environmental business sold in 1994 as a discontinued operation.

2. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the period, including common equivalent shares when dilutive. Fully diluted earnings per share are not presented since the assumed exercise of stock options and conversion of debentures would not be dilutive.

3. In April 1995, Enserch Exploration, Inc. (EEX), 99.2% owned by ENSERCH, entered into a definitive agreement to acquire 100% of the capital stock of DALEN Corporation for $340 million plus the assumption of $115 million of bank debt. Also in April 1995, a Mobil Corporation affiliate exercised its option to acquire a 40% working interest in EEX's Garden Banks unit.

4. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of March 31, 1995, and the related condensed statements of consolidated income and cash flows for the three months ended March 31, 1995 and 1994. These financial statements are the responsibility of the Corporation's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of December 31, 1994, and the related statements of consolidated income, cash flows and common shareholders' equity for the year then ended (not presented herein); and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
April 26, 1995

Item 2.                Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


CONSOLIDATED RESULTS - ENSERCH Corporation's earnings applicable to common stock for the first quarter of 1995 were $27 million ($.41 per share), compared with $33 million ($.50 per share) for the 1994 first quarter. Income from continuing operations for the first quarter was $30 million, $5 million less than the first quarter of 1994. Operating income for the first three months of 1995 was $67 million versus $71 million for the like period a year ago. The results reflect a decline in both prices and sales volumes for natural gas production, which caused results for the Exploration and Production segment to be significantly below the prior year's first quarter, and the impact of warmer weather on margins from gas sales to residential and commercial customers of the Transmission and Distribution segment.

First-quarter interest expense of $17 million was $1 million higher than the same period last year, and the provision for preferred dividends of $3 million was slightly higher than in the year-ago period.

NATURAL GAS TRANSMISSION AND DISTRIBUTION - Although the first quarter of 1995 was one of the warmest winters ever recorded in Lone Star Gas Company's service area, operating income for Transmission and Distribution operations of $67 million increased $1.7 million from the 1994 first quarter. Heating degree days were 20% below normal and 9% less than the first quarter last year; however, margins from the residential and commercial customer base, which provides a significant percentage of the total annual margin, showed improvement from the first quarter of 1994, and expense savings from the re-engineering of distribution operations began to be realized. First-quarter 1995 margins from Enserch Gas Company (EGC), the ENSERCH gas marketing affiliate, were also up from the year-ago first quarter. Total system throughput declined 2%, with lower residential and commercial sales volumes and less transportation volumes partially offset by an increase in sales off of Lone Star's system by EGC.

At March 31, 1995, Lone Star had an unrecovered balance of gas-purchase contract settlements of $41 million, including $25 million that represented prepayments expected to be recouped under contracts covering future gas purchases. The remaining $16 million represented amounts to be recovered from customers under existing gas-cost recovery provisions. Based on Lone Star's estimated gas demand, which assumes normal weather conditions, gas purchases are expected to substantially satisfy purchase obligations for the year 1995 and thereafter. At March 31, 1995, outstanding supplier claims approximated $10 million. Lone Star expects to recoup or recover the remaining balances of gas settlement payments made to date, as well as any future payments made in settlement of remaining claims.

NATURAL GAS AND OIL EXPLORATION AND PRODUCTION - First-quarter 1995 operating income from Exploration and Production operations was $356 thousand, compared with $9.6 million for the first quarter last year. The average natural-gas price received fell from $2.31 per thousand cubic feet (Mcf) in the first quarter of 1994 to $2.22 per Mcf in the first quarter of 1995. The average price received benefited from gas price hedge positions and longer term contracts at prices above current spot market prices. Natural-gas sales volumes from production were 14.4 billion cubic feet (Bcf) versus 18.4 Bcf in the year-earlier period. The decline in sales volumes reflects lower output from Gulf of Mexico properties, partially due to maintenance work; lower output from East Texas fields, partially due to timing differences on annual delivery requirements on reserves sold in 1988; and reduced expenditures for replacing gas production because of lower gas prices. Oil sales volumes for the first quarter of 1995 of 533 thousand barrels were up 4% from the prior-year period, and the average price per barrel of oil for the first quarter was $16.79, compared with $14.80 for the first quarter last year.

ENSERCH uses gas and oil swaps, collars and futures agreements to hedge volatile product prices for a portion (normally 30 to 70 percent) of anticipated future gas and oil production. Hedges increased gas revenues by $3.0 million in the first quarter of 1995, compared with virtually no impact on revenues in the 1994 first quarter. Hedges reduced first-quarter 1995 oil revenues by $.1 million but added $.7 million in the first quarter of 1994. At March 31, 1995, ENSERCH had outstanding swaps, collars and futures agreements extending through June 1996 to exchange payments on some 13.3 Bcf of gas and 1.2 million barrels (MMBbls) of oil on which ENSERCH had $1.4 million of net unrealized gains. At March 31, 1995, realized gains on hedging activities of $.6 million were deferred.

Production and operating costs for the first quarter of 1995 increased due to higher maintenance costs, while general, administrative and other expenses for the first three months of 1995 were up due to year-to-year variances in the provision for the deductible portion of injuries and damages claims. Depreciation and amortization decreased due to the decline in production, partially offset by a higher-per-unit amortization of capitalized costs caused by higher onshore exploratory expenditures and costs for equipment under capital leases. Product prices are subject to seasonal and other fluctuations. A decline in prices from March levels or other factors, without mitigating circumstances, would cause a future write-down of capitalized costs that could be significant and a noncash charge against earnings.

Operating results for 1995 will be impacted by the third-quarter commencement of production from Garden Banks Block 388. Revenues from the early levels of production on the two pre-drilled wells may not be sufficient to cover operating costs, amortization and the equipment lease costs on the floating production platform and related facilities. Some operating costs and amortization vary with production; however, other costs and the equipment lease costs are essentially fixed. Operating results are expected to improve significantly for 1996 as production begins from several development wells and equipment lease and other fixed costs are spread over significantly more production.

NATURAL GAS LIQUIDS PROCESSING - Natural gas liquids (NGL) processing activities contributed operating income of $.9 million, compared with last year's first-quarter loss of $1 million. The average sales price per barrel increased to $12.15 for the first quarter of 1995 from $10.71 for the 1994 first quarter. In addition, margins improved due to lower costs for natural-gas feedstock. NGL processing sales volumes for the first quarter decreased

9% to 1.4 MMBbls due to diverting increased volumes to inventory for later sale.

POWER - Power activities, comprised of Enserch Development Corporation and Lone Star Energy Company, had 1995 first-quarter operating income of $273 thousand, compared with a loss of $551 thousand in the year-ago first quarter. The improvement reflects maturing operations at cogeneration plants.

LIQUIDITY AND FINANCIAL RESOURCES - Operating activities of continuing operations for the first quarter of 1995 provided net cash flows of $135 million, a significant improvement from the $2.4 million required in the year-ago first quarter, which included a $62 million payment relating to an adverse judgment in litigation. There was also a $59 million year-to-year improvement in operating working capital.

Investing activities required net cash flows of $84 million versus
$127 million in the first quarter of 1994. Discontinued operations provided cash of $14 million in the first quarter of 1995 but required cash of $57 million in the 1994 first quarter.

Originally planned property, plant and equipment additions for 1995 total
$262 million and include $96 million designated for Transmission and Distribution, $160 million for Exploration and Production and $6 million for other requirements. However, expenditures will be reduced if cash flows from operations prove to be less than anticipated. The expenditures are expected to be funded from internal cash flow and external financings as required. Costs of the floating production platform and related facilities for the Garden Banks project, which are financed by an operating lease arrangement, are not included. During the first quarter of 1995, the lease arrangement for the Garden Banks facilities was increased from $235 million to $350 million to cover design modifications and other costs for Block 388 facilities and for Block 387 facilities.

As a percentage of total capitalization, common shareholders' equity increased to 43.1% at March 31, 1995 from 42.3% at year-end 1994. At March 31, 1995, the current ratio was .73 versus .75 at December 31, 1994. The Corporation has bank lines in the form of a three-year revolving agreement totaling
$600 million, which were all unused at March 31, 1995.

RECENT EVENTS - Acquisition of DALEN Corporation (DALEN) - On April 13, 1995, Enserch Exploration, Inc. (EEX), 99.2% owned by ENSERCH, entered into a definitive agreement, subject to regulatory review and approval, to acquire 100% of the capital stock of DALEN for $340 million and the refinancing of $115 million of DALEN's bank debt. The closing is expected by early
June 1995. The purchase price will be funded initially through EEX bank lines. A $150 million bridge loan will be used to refinance DALEN's bank debt and reduce advances from ENSERCH. The bridge loan is expected to be paid later in the year with the proceeds of a $150 million asset-based financing. EEX intends to issue common stock in a public offering later this year to repay all or a portion of the EEX bank line financing used to make the acquisition. The common stock issue is expected to increase the public ownership in EEX from less than 1% to approximately 20%. DALEN's exploration and production activities are primarily focused in the Gulf Coast, Gulf of Mexico and Mid-Continent areas.

Garden Banks - Also in April 1995, a Mobil Corporation affiliate exercised its option to acquire a 40% working interest in EEX's Garden Banks unit for undisclosed consideration. Mobil will also be funding 40% of the costs of the
production system and drilling and completion costs.   Production at Garden
Banks is expected to begin in the third quarter of 1995, with initial production from the first two wells expected to aggregate approximately nine thousand barrels per day. A third well is expected to be drilled and connected to the system by year-end, with additional wells added throughout 1996.

Green Canyon - DeGolyer and MacNaughton (D&M), independent petroleum engineers, have recently recognized gross proven reserve levels at Green Canyon Block 254 to be 50 MMBbls of oil and 102 Bcf of natural gas. Separately, a Mobil Corporation affiliate has signed a letter of intent to purchase a 40% interest in the Green Canyon project, which is subject to mutually acceptable consummation documents. Also, Reading & Bates signed a letter of intent to purchase a 20% interest in the project. EEX will have a 40% interest and will remain operator. The Green Canyon project provides a significant addition to EEX's proven reserves. Proven reserves for EEX recognized by D&M at December 31, 1994, which did not include the Green Canyon project, were 46.1 MMBbls of oil and 1,042 Bcf of natural gas.

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          Operating Data (Unaudited)
                                                             Three Months Ended
                                                                  March 31
                                                            ---------------------
                                                             1995           1994
                                                             ----           ----
NATURAL GAS TRANSMISSION AND DISTRIBUTION:

Operating Income (in millions). . . . . . . . . .           $ 67.1         $ 65.4
                                                            ======         ======
Natural Gas Sales Revenues by Customer (in millions):
 Residential & commercial . . . . . . . . . . . .           $328.1         $321.7
 Industrial & electric generation . . . . . . . .             68.8           83.6
 Gas marketers, pipelines & other . . . . . . . .             90.5          107.6
                                                            ------         ------
   Total gas sales revenues . . . . . . . . . . .           $487.4         $512.9
                                                            ======         ======
Natural Gas Revenues (in millions):
 Lone Star Gas Company sales. . . . . . . . . . .           $358.0         $356.7
 Enserch Gas Company sales. . . . . . . . . . . .            129.4          156.2
                                                            ------         ------
   Total gas sales revenues . . . . . . . . . . .            487.4          512.9
 Gas transportation . . . . . . . . . . . . . . .             13.0           14.1
                                                            ------         ------
   Total natural gas revenues . . . . . . . . . .            500.4          527.0
 Other. . . . . . . . . . . . . . . . . . . . . .              4.4            4.1
                                                            ------         ------
   Total revenues . . . . . . . . . . . . . . . .           $504.8         $531.1
                                                            ======         ======
Natural Gas Sales Volumes by Customer (Bcf):
 Residential & commercial . . . . . . . . . . . .             54.4           58.4
 Industrial & electric generation . . . . . . . .             29.7           30.7
 Gas marketers, pipelines & other . . . . . . . .             58.7           49.3
                                                            ------         ------
   Total gas sales volumes. . . . . . . . . . . .            142.8          138.4
                                                            ======         ======
Natural Gas Volumes (Bcf):
 Lone Star Gas Company sales. . . . . . . . . . .             61.6           67.0
 Enserch Gas Company sales. . . . . . . . . . . .             81.2           71.4
                                                            ------         ------
   Total gas sales volumes. . . . . . . . . . . .            142.8          138.4
                                                            ======         ======
 Gas transportation:
   For associated . . . . . . . . . . . . . . . .             28.3           38.1
   For others (nonassociated) . . . . . . . . . .             59.8           67.7
                                                            ------         ------
     Total. . . . . . . . . . . . . . . . . . . .             88.1          105.8
                                                            ======         ======
 Lone Star system throughput  . . . . . . . . . .            150.0          174.5
 Off-system sales (a) . . . . . . . . . . . . . .             52.6           31.6
                                                            ------         ------
   Total throughput (b) . . . . . . . . . . . . .            202.6          206.1
                                                            ======         ======
Natural Gas Sales Revenues (per Mcf):
 by Customer
   Residential & commerical . . . . . . . . . . . .         $ 6.04         $ 5.50
   Industrial & electric generation . . . . . . . .           2.31           2.73
   Gas marketers, pipelines & other . . . . . . . .           1.54           2.18

Natural Gas Sales Revenues (per Mcf):
 Lone Star Gas Company. . . . . . . . . . . . . .           $ 5.82         $ 5.32
 Enserch Gas Company. . . . . . . . . . . . . . .             1.59           2.19

Natural Gas Purchase Cost (per Mcf):
 Lone Star Gas Company. . . . . . . . . . . . . .           $ 3.55         $ 3.23
 Enserch Gas Company. . . . . . . . . . . . . . .             1.55           2.12

Gas Transportation Rate (per Mcf) . . . . . . . .           $  .15         $  .13

Heating Degree Days (as a percentage of normal) (c)             80%            88%

(a) Represents off-system sales never entering Lone Star's pipeline system.
(b) Total throughput is the sum of gas sales volumes and gas transportation volumes for others.  Gas transported by Lone Star for Enserch Gas Company is reported in both sales and associated transportation.
(c) Based on National Weather Service data for the 30-year period 1961-1990, as determined by the Department of Commerce.

                                         -10-

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          Operating Data (Unaudited)


                                                             Three Months Ended
                                                                  March 31
                                                         -------------------------
                                                              1995           1994
                                                             ------         ------
NATURAL GAS AND OIL EXPLORATION AND PRODUCTION:

Operating Income (in millions). . . . . . . . . . . . .     $   .4          $  9.6
                                                            ======          ======
Revenues (in millions)
 Natural gas (a). . . . . . . . . . . . . . . . . . . .     $ 31.9          $ 42.5
 Oil and condensate . . . . . . . . . . . . . . . . . .        8.9             7.6
 Natural gas liquids. . . . . . . . . . . . . . . . . .         .7              .5
 Other revenues - net . . . . . . . . . . . . . . . . .         .1              .1
                                                            ------          ------
    Total revenues. . . . . . . . . . . . . . . . . . .     $ 41.6          $ 50.7
                                                            ======          ======
Sales Volumes
 Natural gas (MMcf) (a) . . . . . . . . . . . . . . . .     14,361          18,370
 Oil and condensate (MBbl). . . . . . . . . . . . . . .        533             514

Average Sales Price
 Natural gas (per Mcf). . . . . . . . . . . . . . . . .     $ 2.22          $ 2.31
 Oil and condensate (per Bbl) . . . . . . . . . . . . .      16.79           14.80

Data in Equivalent Energy Content (per Mcfe) (b)
 Product revenue. . . . . . . . . . . . . . . . . . . .     $ 2.38          $ 2.38
 Production and operating costs (c) . . . . . . . . . .        .50             .41
 Depreciation and amortization. . . . . . . . . . . . .       1.10            1.05

Net Wells
 Drilled. . . . . . . . . . . . . . . . . . . . . . . .         15              16
 Productive . . . . . . . . . . . . . . . . . . . . . .         10               8


NATURAL GAS LIQUIDS PROCESSING:

Operating Income (Loss) (in millions) . . . . . . . . .     $   .9           $ (1.0)
                                                            ======          ======
Revenues (in millions)
 Natural gas liquids (a). . . . . . . . . . . . . . . .     $ 16.5          $ 16.0
 Other. . . . . . . . . . . . . . . . . . . . . . . . .        5.2             4.0
                                                            ------          ------
    Total . . . . . . . . . . . . . . . . . . . . . . .     $ 21.7          $ 20.0
                                                            ======          ======
Natural Gas Liquids
 Sales volumes (MBbl)(a). . . . . . . . . . . . . . . .      1,359           1,492
 Average sales price (per Bbl). . . . . . . . . . . . .     $12.15          $10.71

(a)  Excludes products purchased for resale.  Includes affiliated revenues and volumes.
(b)  For the purpose of providing a common unit of measure, oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of relative energy content:  one barrel of oil equals 5.33 Mcfe and one barrel of natural gas liquids equals 4.0 Mcfe.
(c)  Excludes related production, severance and ad valorem taxes.

                         PART II.  OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Shareholders was held on May 9, 1995. All of the nominees for director, as listed in the Corporation's proxy statement, were elected with the following vote:

                                   Shares                          Broker
                                    Voted           Shares          Non-
                                    "For"         "Withheld"        Votes
                                  ----------      ----------       ------
        D. W. Biegler             57,672,056         281,437            0
        Frederick S. Addy         57,681,555         271,938            0
        B. A. Bridgewater, Jr.    57,678,551         274,942            0
        Odie C. Donald            57,652,535         300,958            0
        Marvin J. Girouard        57,677,596         275,897            0
        J. M. Haggar, Jr.         57,659,841         293,652            0
        Thomas W. Luce, III       57,679,993         273,500            0
        W. C. McCord              57,636,557         316,936            0
        Diana S. Natalicio        57,668,367         285,126            0

        The appointment of Deloitte & Touche LLP as independent auditors of the Corporation was approved by the following vote:

                 Shares           Shares                           Broker
                  Voted            Voted           Shares           Non-
                  "For"          "Against"      "Abstaining"        Votes
                 ------          ---------      ------------       ------
               57,709,633         108,264           135,596            0


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            EXHIBIT (15) - Letter of Deloitte & Touche LLP dated
                           May 10, 1995, regarding unaudited
                           interim financial statements.

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed for the three months ended March 31, 1995.

                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENSERCH Corporation
                                                   (Registrant)



Date:  May 10, 1995                           By     /s/ S. R. Singer
                                                 ---------------------------
                                                  S. R. Singer, Senior Vice
                                                    President, Finance and
                                                 Corporate Development, Chief
                                                       Financial Officer



Date:  May 10, 1995                           By     /s/ J. W. Pinkerton
                                                 ---------------------------
                                                        J. W. Pinkerton,
                                                Vice President and Controller,
                                                   Chief Accounting Officer