Form 10-Q
period 1995-06-30
ENSERCH CORP
filed 1995-08-14
CIK 33015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1995                Commission File No. 1-3183



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




      Number of shares of Common Stock of Registrant outstanding as of August 11, 1995: 68,402,627

                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30                  June 30
                                                                 ------------------      -----------------
                                                                   1995       1994       1995        1994
                                                                   ----       ----       ----        ----
                                                                   (In thousands except per share amounts)
Revenues
   Natural gas and oil exploration and production. . . . . .    $  47,987  $ 44,473   $  89,648  $  95,210
   Natural gas pipeline & GPM. . . . . . . . . . . . . . . .      234,644   266,178     505,344    573,548
   Natural gas distribution. . . . . . . . . . . . . . . . .      144,736   140,521     507,981    502,311
   Power . . . . . . . . . . . . . . . . . . . . . . . . . .        8,933     9,979      17,524     18,166
   Less intercompany revenues. . . . . . . . . . . . . . . .      (40,140)  (51,189)   (111,696)  (143,092)
                                                                ---------  --------   ---------  ---------
       Total . . . . . . . . . . . . . . . . . . . . . . . .      396,160   409,962   1,008,801  1,046,143
                                                                ---------  --------   ---------  ---------
Costs and Expenses
   Gas purchase. . . . . . . . . . . . . . . . . . . . . . .      240,315   271,049     635,671    686,300
   Operating expenses. . . . . . . . . . . . . . . . . . . .       98,367    85,305     191,196    174,579
   Depreciation and amortization . . . . . . . . . . . . . .       38,543    33,245      69,758     67,315
   Gross receipts and production taxes . . . . . . . . . . .       12,961    12,489      29,384     30,085
   Payroll, ad valorem and other taxes . . . . . . . . . . .        9,912     8,683      19,198     17,437
                                                                ---------  --------   ---------   --------
       Total . . . . . . . . . . . . . . . . . . . . . . . .      400,098   410,771     945,207    975,716
                                                                ---------  --------   ---------   --------
Operating Income (Loss). . . . . . . . . . . . . . . . . . .       (3,938)     (809)     63,594     70,427
Other Income (Expense) - Net . . . . . . . . . . . . . . . .          114      (688)       (775)    (2,054)
Interest Expense . . . . . . . . . . . . . . . . . . . . . .      (18,919)  (16,683)    (36,505)   (33,283)
                                                                ---------  --------    --------   --------
Income (Loss) Before Income Taxes. . . . . . . . . . . . . .      (22,743)  (18,180)     26,314     35,090
Income Taxes (Benefit) . . . . . . . . . . . . . . . . . . .       (8,231)   (6,057)      9,890     11,762
                                                                ---------  --------    --------   --------
Income (Loss) from Continuing Operations . . . . . . . . . .      (14,512)  (12,123)     16,424     23,328
Income from Discontinued Operations. . . . . . . . . . . . .                    743                  1,305
                                                                ---------  --------    --------   --------
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . .      (14,512)  (11,380)     16,424     24,633
Provision for Dividends on Preferred Stock . . . . . . . . .        3,101     2,892       6,257      5,856
                                                                ---------  --------    --------   --------
Earnings (Loss) Applicable to Common Stock . . . . . . . . .    $ (17,613) $(14,272)   $ 10,167   $ 18,777
                                                                =========  ========    ========   ========
Per Share of Common Stock
   Income (loss) from continuing operations after provision
     for dividends on preferred stock. . . . . . . . . . . .     $   (.26) $   (.22)   $    .15   $    .26
   Discontinued operations . . . . . . . . . . . . . . . . .                    .01                    .02
                                                                 --------  --------    --------   --------
   Earnings (loss) applicable to common stock. . . . . . . .     $   (.26) $   (.21)   $    .15   $    .28
                                                                 ========  ========    ========   ========
   Cash dividends declared . . . . . . . . . . . . . . . . .     $    .05  $    .05    $    .10   $    .10
                                                                 ========  ========    ========   ========
Average Common and Dilutive Common
  Equivalent Shares Outstanding. . . . . . . . . . . . . . .       68,198    67,968      68,233     68,014
                                                                 ========  ========    ========   ========
Operating Income (Loss) of Major Businesses
  Natural gas and oil exploration and production . . . . . .     $ (4,346) $  6,603    $ (3,990)  $ 16,200
  Natural gas pipeline & GPM . . . . . . . . . . . . . . . .        1,506      (700)     35,845     31,228
  Natural gas distribution . . . . . . . . . . . . . . . . .        1,488    (5,295)     36,122     27,483
  Power. . . . . . . . . . . . . . . . . . . . . . . . . . .         (788)      799        (515)       248

See accompanying Notes.

                                                          -1-

                                      ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (UNAUDITED)


                                                                                              Six Months Ended
                                                                                                   June 30
                                                                                          ------------------------
                                                                                          1995                1994
                                                                                          ----                ----
                                                                                                (In thousands)
OPERATING ACTIVITIES
  Income from continuing operations  . . . . . . . . . . . . . . . . . . . . . .       $ 16,424            $ 23,328
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .         69,758              67,315
  Deferred income-tax expense. . . . . . . . . . . . . . . . . . . . . . . . . .          4,681               6,555
  Recoveries of gas-purchase contract settlements. . . . . . . . . . . . . . . .         20,994              22,800
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,581             (20,613)
  Changes in current operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         72,244              79,753
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,893              (1,694)
    Accounts payable and other accrued liabilities . . . . . . . . . . . . . . .        (64,001)            (49,596)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .         (4,606)                328
    Litigation judgement payable . . . . . . . . . . . . . . . . . . . . . . . .                            (62,498)
                                                                                       --------            --------
      Net cash flows from operating activities . . . . . . . . . . . . . . . . .        170,968              65,678
                                                                                       --------            --------
INVESTING ACTIVITIES
  Purchases of businesses, net of cash acquired. . . . . . . . . . . . . . . . .       (340,888)
  Additions to property, plant and equipment . . . . . . . . . . . . . . . . . .       (135,516)           (122,394)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (36,640)            (11,987)
  Discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,965             (90,161)
                                                                                       --------            --------
      Net cash flows used for investing activities . . . . . . . . . . . . . . .       (505,079)           (224,542)
                                                                                       --------            --------
FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings . . . . . . . . . .        (32,038)            152,640
  Borrowings under EEX bank revolving credit agreement . . . . . . . . . . . . .        350,000
  Borrowings under EEX bridge loan . . . . . . . . . . . . . . . . . . . . . . .        150,000
  Repayment of DALEN bank debt assumed at acquisition. . . . . . . . . . . . . .       (115,000)
  Issuance of senior long-term debt. . . . . . . . . . . . . . . . . . . . . . .        149,045             149,253
  Retirement of senior long-term debt. . . . . . . . . . . . . . . . . . . . . .       (155,640)           (109,683)
  Issuance of Series F Preferred Stock . . . . . . . . . . . . . . . . . . . . .                             72,836
  Retirement of Series D Preferred Stock . . . . . . . . . . . . . . . . . . . .                            (75,000)
  Other financing activities - net . . . . . . . . . . . . . . . . . . . . . . .          2,447             (31,272)
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,309               1,909
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,016)            (12,451)
                                                                                       --------            --------
      Net cash flows from financing activities . . . . . . . . . . . . . . . . .        338,107             148,232
                                                                                       --------            --------
Net Increase (Decrease) in Cash and Equivalents. . . . . . . . . . . . . . . . .          3,996             (10,632)
Cash and Equivalents at Beginning of Period. . . . . . . . . . . . . . . . . . .          9,811              32,920
                                                                                       --------            --------
Cash and Equivalents at End of Period. . . . . . . . . . . . . . . . . . . . . .       $ 13,807            $ 22,288
                                                                                       ========            ========

See accompanying Notes.

                                        ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (June 30, 1995 Unaudited)


                                                                                       June 30        December 31
                                                                                         1995            1994
                                                                                       -------        -----------
                                                                                              (In thousands)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   13,807         $    9,811
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .           166,091            224,500
  Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . .           109,210            114,862
  Advances and prepayments for gas . . . . . . . . . . . . . . . . . . . . .            22,319             28,622
  Gas-purchase settlements recoverable from customers. . . . . . . . . . . .            14,820             23,943
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            69,228            128,706
                                                                                    ----------         ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .           395,475            530,444
                                                                                    ----------         ----------
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54,962             56,165
                                                                                    ----------         ----------
Property, Plant and Equipment (full-cost
  method for gas and oil properties) . . . . . . . . . . . . . . . . . . . .         4,371,480          3,803,202
  Less accumulated depreciation and amortization . . . . . . . . . . . . . .        (1,607,082)        (1,549,717)
                                                                                    ----------         ----------
    Net property, plant and equipment. . . . . . . . . . . . . . . . . . . .         2,764,398          2,253,485
                                                                                    ----------         ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            57,470             48,443
                                                                                    ----------         ----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,272,305         $2,888,537
                                                                                    ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Commercial paper and other short-term borrowings . . . . . . . . . . . . .        $  122,203         $  154,241
  Current portion of senior long-term debt . . . . . . . . . . . . . . . . .           312,000             10,600
  Accounts payable and other accrued liabilities . . . . . . . . . . . . . .           333,024            434,262
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19,849             35,885
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            53,849             52,552
                                                                                    ----------         ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .           840,925            687,540
                                                                                    ----------         ----------
Senior Long-term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .           757,968            715,721
                                                                                    ----------         ----------
Convertible Subordinated Debentures. . . . . . . . . . . . . . . . . . . . .            90,750             90,750
                                                                                    ----------         ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .           287,110            280,051
                                                                                    ----------         ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           226,079            201,187
                                                                                    ----------         ----------
Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           162,073             12,101
                                                                                    ----------         ----------
Shareholders' Equity
  Adjustable rate preferred stock. . . . . . . . . . . . . . . . . . . . . .           175,000            175,000
                                                                                    ----------         ----------
  Common shareholders' equity
    Common stock (100,000 shares authorized;
      68,377 and 68,158 shares outstanding). . . . . . . . . . . . . . . . .           304,276            303,301
    Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           337,337            334,672
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .            92,545             89,054
    Unamortized restricted stock compensation. . . . . . . . . . . . . . . .            (1,758)              (840)
                                                                                    ----------         ----------
      Common shareholders' equity. . . . . . . . . . . . . . . . . . . . . .           732,400            726,187
                                                                                    ----------         ----------
        Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . .           907,400            901,187
                                                                                    ----------         ----------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,272,305         $2,888,537
                                                                                    ==========         ==========

See accompanying Notes.

                                                               -3-

                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
            Notes to Condensed Consolidated Financial Statements




1. Effective with the second quarter of 1995, the pipeline and gas marketing operations, formerly reported under the Natural Gas Transmission and Distribution segment, and the gas processing operations, formerly reported separately as the Natural Gas Liquids Processing segment, have been combined to form the Natural Gas Pipeline & Gathering, Processing and Marketing (GPM) business segment. Distribution utility operations have been reported as the Natural Gas Distribution segment. Prior-period results have been restated to reflect this realignment of business segments.

2. On June 8, 1995, the Corporation, through its subsidiary, Enserch Exploration, Inc. (EEX), acquired all the capital stock of DALEN Corporation for cash of $340 million and refinanced DALEN's bank debt of $115 million. The acquisition has been accounted for as a purchase. The acquired assets, consisting principally of gas and oil properties, and the liabilities assumed are being evaluated for purposes of assigning the purchase price. It is anticipated that essentially all of the valuation adjustments will be assigned to gas and oil properties.

   EEX borrowed $350 million under a four-year revolving credit agreement (at an interest rate based on LIBOR) to pay the purchase price and reduce advances from ENSERCH by $10 million. In addition, EEX borrowed $150 million under a bridge loan to repay DALEN's bank debt of $115 million and reduce advances from ENSERCH by $35 million. A registration statement for a planned offering of approximately 20 million shares of EEX common stock has been filed with the Securities and Exchange Commission. The borrowing under the revolving credit agreement will be reduced with the proceeds from the offering. Accordingly, $300 million of the borrowing under the revolving credit agreement has been classified as a current liability.
   The bridge loan was repaid on August 4, 1995 with the proceeds from a $150 million preferred stock offering by a subsidiary of EEX. Accordingly, the $150 million bridge loan has been classified as minority interest on the balance sheet.

   Following is a summary of pro forma results of operations of the Corporation assuming the DALEN acquisition had occurred at the beginning of the periods presented:

                                                Six Months Ended
                                                     June 30
                                          --------------------------------
                                               1995             1994
                                          ------------      --------------
                                          (In thousands, except per share)

   Revenues                                 $1,057,125       $1,125,233
   Net Income                                    7,924           26,047
   Earnings Applicable to Common
     Stock                                       1,667           20,191
   Earnings Applicable to Common
     Stock - per share                             .02              .30

3. On June 29, 1995, ENSERCH purchased the principal operating assets of Sunrise Energy Services, Inc. and subsidiaries (Sunrise), a nonregulated marketer of natural gas, for approximately $8.2 million in cash, including $7.5 million of cost in excess of net assets acquired that will be amortized on the straight-line method over twenty years. The acquired Sunrise operations had revenues of approximately $76 million and $144 million for the six months ended June 30, 1995 and 1994, respectively. Some $11 million of the period-to-period decrease in revenues relates to the decline in natural-gas prices, and the remainder relates principally to activities that Sunrise did not conduct in the 1995 period. Operating results of the Sunrise operations for these periods were not significant. The operations acquired do not constitute a significant acquisition; therefore, pro forma information is not presented.

4. Effective June 30, 1995, the Corporation exchanged 1,204,098 shares of ENSERCH common stock for 100% of the outstanding shares of DGS Holdings Corp. (DGS), which through its subsidiary is a major marketer of natural gas and natural-gas services. The pooling-of-interests method is being used to account for the transaction. Accordingly, the Corporation's financial statements have been restated for all periods presented to include the results of DGS in the Natural Gas Pipeline & GPM segment. DGS's net income for the 1995 and 1994 periods was impacted by significant financing expenses that will not be incurred under ENSERCH ownership. DGS's 1994 results reflect significant severance, relocation and other costs relating to an acquisition at yearend 1993 and subsequent reorganization. Synergies will be realized by combining offices of DGS, Sunrise and Enserch Gas Company. Revenues and net income of the separate companies for the periods preceding the acquisition were as follows (in thousands):

                                            ENSERCH         DGS          COMBINED
                                           ---------     ---------      ----------
   Six Months Ended June 30:

      1995:
          Revenues                          $888,771      $120,030      $1,008,801
          Net Income                          15,897           527          16,424

      1994:
          Revenues                          $915,851      $130,292      $1,046,143
          Net Income (Loss)                   24,699           (66)         24,633

5. At June 30, 1995, based on a preliminary allocation of the DALEN purchase price, ENSERCH's full cost ceiling amount attributable to the properties acquired was approximately $42 million ($27 million after tax) less than the unamortized cost of producing properties acquired. ENSERCH believes that the DALEN properties have significant exploration and development potential. ENSERCH expects to be able to utilize its expertise, particularly with respect to tight sands reservoirs, to enhance production and cash flows from these properties because of the geologic similarity and proximity of DALEN's major producing properties to ENSERCH's properties. ENSERCH believes that the unamortized cost of the gas and oil properties acquired in the DALEN acquisition is recoverable from future production and was not in fact impaired at June 30, 1995. Accordingly, ENSERCH did not recognize a charge to earnings at June 30, 1995; however, if an excess exists after a year of operation, a write-off may be required.

   At June 30, 1995, because of recent significant declines in natural-gas prices, ENSERCH's full cost ceiling amount (exclusive of the DALEN acquisition) was approximately $55 million ($36 million after tax) less than the recorded cost of its gas and oil properties. ENSERCH's gas and oil operations are conducted by EEX, which has filed a registration statement for the sale to the public of approximately 20 million shares of its common stock. The current market price and the offering price of EEX shares expected by ENSERCH are substantially in excess of ENSERCH's cost basis. The EEX current share price supports that the economic value of the properties exceeds the recorded cost of ENSERCH's gas and oil properties. After accounting for the effects of the EEX common stock offering, the carrying value of ENSERCH's gas and oil properties as of June 30, 1995 will not exceed its full cost ceiling amount and, accordingly, the properties were not in fact impaired at that date. Therefore, ENSERCH did not recognize a charge to earnings at June 30, 1995.

6. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the periods, including common equivalent shares when dilutive. Fully diluted earnings per share are not presented since the assumed exercise of stock options and conversion of debentures would not be dilutive.

7. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.

INDEPENDENT ACCOUNTANTS' REPORT


ENSERCH Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of June 30, 1995, and the related condensed statements of consolidated income for the three months and six months ended June 30, 1995 and 1994, and the condensed statements of consolidated cash flows for the six months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management. The consolidated financial statements give retroactive effect to the combination of ENSERCH Corporation and DGS Holdings Corp. which has been accounted for as a pooling-of-interests as described in Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of December 31, 1994, and the related consolidated statements of income, cash flows and common shareholders' equity for the year then ended prior to restatement for the combination described in Note 4 of the Notes to Condensed Consolidated Financial Statements (not presented herein); and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments that were applied to restate the December 31, 1994 consolidated balance sheet of ENSERCH Corporation and subsidiary companies. In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Dallas, Texas
August 4, 1995

Item 2.                          Management's Discussion and Analysis of
                              Financial Condition and Results of Operations


CONSOLIDATED RESULTS - ENSERCH had a 1995 second-quarter loss applicable to common stock of $17.6 million ($.26 per share), compared with a loss of $14.3 million ($.21 per share) for the second quarter of 1994. The operating loss for the 1995 second quarter was $3.9 million, compared with an operating loss of $.8 million for the year-ago quarter. The increased loss for the second quarter of 1995 was attributable to natural-gas prices being $.36 per thousand cubic feet (Mcf), or 17%, below the 1994 second quarter, which reduced operating income of the natural gas and oil exploration and production segment by $10.9 million. Results for other segments of ENSERCH's natural-gas operations were improved.

For the first six months of 1995, earnings applicable to common stock were $10.2 million ($.15 per share), compared with $18.8 million ($.28 per share) for the like period in 1994. Income from continuing operations was $16.4 million versus $23.3 million for the same period of 1994. Operating income for the first half of 1995 was $64 million versus $70 million for the year-ago period on slightly lower revenues. Compared with the year-earlier period, the six months results reflect a 9% reduction in heating weather and a 12% decline in natural-gas prices. Interest expense for the first six months of 1995 of $37 million was $3.2 million, or 10%, above the year-ago period due to a temporarily higher debt level primarily associated with business acquisitions in June 1995.

On June 8, 1995, ENSERCH, through its subsidiary Enserch Exploration, Inc.
(EEX), acquired for cash all of the capital stock of DALEN Corporation (DALEN). The acquisition of DALEN achieves the goals of increasing reserves and lowering average reserve life. On June 29, 1995, ENSERCH purchased the principal operating assets of Sunrise Energy Services, Inc. and subsidiaries (Sunrise), a nonregulated marketer of natural gas. Effective June 30, 1995, ENSERCH exchanged 1,204,098 shares of its common stock for all of the common stock of DGS Holdings Corp. (DGS). DGS, through its subsidiary, is a major marketer of natural gas and natural-gas services. The DGS and Sunrise acquisitions expand ENSERCH's energy services capabilities in trading and other services and broaden its marketing relationships into new areas on the West Coast and in the Midwest and Northeast. The "purchase" method was used to account for the DALEN and Sunrise acquisitions; therefore, consolidated results include results of operations for these businesses from the date of acquisition. The "pooling of interests" method was used to account for the DGS transaction, and consolidated results for all periods presented have been restated to include the results of DGS.

Effective with the second quarter of 1995, ENSERCH operations have been realigned for segment of business reporting. The pipeline and gas marketing operations, formerly reported with the Natural Gas Transmission and Distribution segment, and the gas processing operations, formerly reported separately as the Natural Gas Liquids Processing segment, have been combined to form the Natural Gas Pipeline & Gathering, Processing and Marketing (GPM) business segment. Distribution utility operations have been reported as the Natural Gas Distribution business segment. In the discussions that follow, all prior-period results have been reclassified to reflect the new alignments.

NATURAL GAS AND OIL EXPLORATION AND PRODUCTION - The 1995 second-quarter operating loss for Exploration and Production operations was $4.3 million, compared with income of $6.6 million for the year-earlier quarter, with the lower results principally attributable to a sharp decline in natural-gas prices. DALEN operations, which have been included from the date of acquisition, added operating income of $.1 million, after a $1.0 million charge for severance costs related to the acquisition.

Second-quarter 1995 revenues totaled $48 million, including $10.6 million from DALEN, compared with $44 million in the 1994 second quarter. Natural-gas revenues for the second quarter of 1995 of $35 million, including $7.5 million from DALEN, were $.8 million below the second quarter of 1994. Natural-gas sales volumes for the second quarter of 1995 of 20.1 billion cubic feet (Bcf), including DALEN sales of 4.6 Bcf, were up 3.1 Bcf, or 18%, from the second quarter of last year. However, the average price of natural gas declined 17% from the second quarter last year to $1.75 per Mcf. Oil revenues for the 1995 second quarter of $11.7 million, including revenues from DALEN of $2.8 million, were $3.6 million greater than in the 1994 second quarter. The average price received for oil increased 10% from the second quarter last year to $17.12 per barrel, and sales volumes of 685 thousand barrels were 31% higher than in the year-ago quarter, entirely due to DALEN production.
ENSERCH uses gas and oil swaps, collars and futures agreements to hedge volatile product prices for a portion (normally 30 to 70 percent) of anticipated future gas and oil production. Hedges increased natural-gas revenues by $1.1 million in the second quarter of 1995 versus $.5 million in the 1994 second quarter. Hedges reduced 1995 and 1994 second-quarter oil revenues by $.5 million and $.4 million, respectively.

Operating expenses for the 1995 second quarter were $52 million, compared with $38 million in the second-quarter of 1994. The 1995 second quarter reflects DALEN expenses of $10.5 million, including the $1.0 million charge for severance costs related to the acquisition. The remaining $4 million variance was principally due to higher maintenance costs in 1995 and non-recurring credits of $2.0 million associated with litigation accruals recorded in the second quarter of last year.

For the first six months of 1995, Exploration and Production operations had an operating loss of $4 million versus income of $16 million for the same period a year-ago. Revenues for the first half of 1995 of $90 million were $5.6 million, or 6%, less than in the same period of 1994. Natural-gas revenues of $67 million were down $11.4 million, or 15%, from the 1994 period, with the average sales price declining 12% and sales volumes, including DALEN production, 3% lower. Hedges increased natural-gas revenues for the 1995 year-to-date period by $4.1 million, compared with $.5 million in the 1994 period. Oil revenues for the first half of 1995 increased 31%, with the average sales price of $16.98 per barrel up 12% and sales volumes of
1.2 million barrels (MMBbls) some 18% higher, principally due to volumes contributed by DALEN. Hedges reduced oil revenues for the first six months of 1995 by $.6 million but added $.3 million in the 1994 period. Operating expenses for the year-to-date period were $14.6 million higher than in the 1994 period, including the $10.5 million attributable to DALEN. Expenses for the year-earlier period benefited from non-recurring credits of $2.0 million associated with litigation accruals, and maintenance expenses were higher than in the 1995 period.

In April 1995, a Mobil Corporation (Mobil) affiliate exercised its option to acquire a 40% working interest in EEX's Garden Banks project. In May 1995, another affiliate of Mobil signed a letter of intent to purchase a 40% interest in EEX's Green Canyon project. An affiliate of Reading & Bates Corp. had previously signed a letter of intent to purchase a 20% interest in the project. These transactions are expected to be completed in the third quarter of 1995, after which EEX will own a 60% working interest in the Garden Banks project and a 40% working interest in the Green Canyon project and will remain the operator of both projects. These transactions are expected to provide cash of approximately $31 million in the third quarter of 1995. EEX also expects to receive an interest in a gas and oil property and future work commitments on the Garden Banks and Green Canyon projects. In addition, EEX will be relieved of capital and operating lease obligations of approximately $140 million on the Garden Banks project, as well as a portion of future capital expenditure requirements on the Garden Banks and Green Canyon projects.

Operating results for 1995 are expected to be affected by the third-quarter commencement of production from the Garden Banks project. Revenues from the initial production of the two existing wells may not be sufficient to cover operating costs, amortization and the equipment lease costs on the floating production platform and related facilities. Some operating costs and amortization vary with production, but other costs and the equipment lease costs are essentially fixed and decline on a per unit basis as production increases. Operating results are expected to improve in 1996 as production begins from several additional development wells in the Garden Banks project, and as the related equipment lease and other fixed costs are spread over greater production.

The assets acquired in the DALEN acquisition, consisting principally of gas and oil properties, and the liabilities assumed are being evaluated for purposes of assigning the purchase price. It is anticipated that essentially all of the valuation adjustments will be assigned to gas and oil properties. At June 30, 1995, based on a preliminary allocation of the DALEN purchase price, ENSERCH's full cost ceiling amount attributable to the properties acquired was approximately $42 million ($27 million after tax) less than the unamortized cost of producing properties acquired. ENSERCH believes the DALEN properties have significant exploration and development potential. ENSERCH expects to be able to utilize its expertise, particularly with respect to tight sands reservoirs, to enhance production and cash flows from these properties because of the geologic similarity and proximity of DALEN's major producing properties to ENSERCH's properties. ENSERCH believes that the unamortized cost of the gas and oil properties acquired in the DALEN acquisition is recoverable from future production and was not in fact impaired at June 30, 1995. Accordingly, ENSERCH did not recognize a charge to earnings at June 30, 1995; however, if an excess exists after a year of operation, a write-off may be required.

At June 30, 1995, because of recent significant declines in natural-gas prices, ENSERCH's full cost ceiling amount (exclusive of the DALEN acquisition) was approximately $55 million ($36 million after tax) less than the recorded cost of its gas and oil properties. ENSERCH's gas and oil operations are conducted by EEX, which has filed a registration statement for the sale to the public of approximately 20 million shares of its common stock. The current market price and the offering price of EEX shares expected by ENSERCH are substantially in excess of ENSERCH's cost basis. The EEX current share price supports that the economic value of the properties exceeds the recorded cost of ENSERCH's gas and oil properties. After accounting for the effects of the EEX common stock offering, the carrying value of ENSERCH's gas and oil properties as of June 30, 1995 will not exceed its full cost ceiling amount and, accordingly, the properties were not in fact impaired at that date. Therefore, ENSERCH did not recognize a charge to earnings at June 30, 1995. However, product prices are subject to seasonal and other fluctuations. A decline in prices from June 1995 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income.

ENSERCH's estimated net proved reserves at June 30, 1995, giving effect to the DALEN acquisition, the sale of a 60% interest in the Green Canyon project and the sale of a 40% interest in the Garden Banks project, are as follows:

                                                                   Natural       Oil and
                                                                     Gas       Gas Liquids    Total
                                                                    (Bcf)        (MMBbls)    (Bcfe) (3)
                                                                  --------      ---------    --------
ENSERCH proved reserves at December 31,
  1994 - as originally reported (1)                               1,041.7         50.5       1,345.3
January through June 1995:
  Additions to reserves:
       Green Canyon project (2)                                      88.7         42.6         344.6
       Other                                                          1.8          1.0           7.7
  Production                                                        (29.9)        (1.1)        (36.9)
Sales of reserves:
  60% interest in Green Canyon project                              (53.2)       (25.5)       (206.8)
  40% interest in Garden Banks project                              (13.6)       (11.3)        (81.2)
                                                                  -------       ------       -------
       ENSERCH proved reserves at June 30,
         1995 before DALEN acquisition                            1,035.5         56.2       1,372.7
DALEN proved reserves at June 30, 1995 (1)(4)                       330.6         11.0         396.8
                                                                  -------       ------       -------

       ENSERCH proved reserves at June 30, 1995                   1,366.1         67.2       1,769.5
                                                                  =======       ======       =======

(1) As estimated by DeGolyer and MacNaughton (D&M), independent petroleum consultants.
(2) Net of royalty interests. Based on D&M's report at March 1, 1995 of gross proved reserves of 102.2 Bcf of gas and 49.2 MMBbls of oil.
(3)  Billion cubic feet equivalents.
(4) After production from date of acquisition of 4.6 Bcf of gas and .2 MMBbls of oil and gas liquids.

At June 30, 1995, ENSERCH had outstanding swaps, collars and futures agreements extending through June 1996 to exchange payments on some 11.6 Bcf of gas and 1.0 MMBbls of oil on which ENSERCH had $4.6 million of net unrealized gains. At June 30, 1995, realized gains on hedging activities of $.6 million were deferred.

NATURAL GAS PIPELINE & GPM - Second-quarter 1995 operating income for the Natural Gas Pipeline & GPM segment was $1.5 million, compared with a loss of $.7 million in the second quarter of 1994. Improvements in pipeline and gas processing operations were partially offset by lower income from gas marketing activities. For the first six months of 1995, operating income for this business segment was $36 million, compared with $31 million in the year-ago period, with most of the improvement from gas processing operations.

Pipeline operations had a 1995 second-quarter loss of $.2 million, compared with a loss of $2.8 million in the 1994 second quarter. Second-quarter revenues of $28.4 million were $.9 million (3%) higher than in the second quarter last year. Also, unrecovered gas-purchase costs were $2.0 million lower than in the 1994 period; these costs fluctuate from period to period due to various factors, including temperature extremes, metering variances and billing estimates. Pipeline throughput for the 1995 second quarter of 133 Bcf was up 2% from the same period of 1994. For the first half of 1995, operating income for pipeline operations was $30 million, slightly better than in the like period a year ago. Revenues for the year-to-date period were $4.9 million (6%) lower than in the 1994 period, and operating expenses were up $1.2 million (3%) from the year-earlier period. However, unrecovered gas-purchase costs were $6.8 million less than the same period of 1994. Pipeline throughput for the first half of 1995 of 286 Bcf was 6% less than in the year-ago period.

Second-quarter 1995 operating income from natural gas marketing operations was $.1 million versus $2.5 million in the 1994 second-quarter, with the lower results entirely attributable to a decline in gas sales margin. The volume of gas sold for the second quarter of 106 Bcf was 2% higher than in the second quarter last year. For the first six months of 1995, gas marketing operations had operating income of $3.8 million, about the same as in the 1994 period, with the margin on gas sales slightly lower than in the 1994 period. Gas sales volumes for the first half of 1995 were 214 Bcf, 6% higher than in the year-earlier period. For the first six months of 1995, DGS contributed operating income of $1.0 million versus $.3 million for the same period in 1994.

Natural gas processing activities contributed second-quarter 1995 operating income of $1.6 million, compared with last year's second-quarter loss of $.4 million, reflecting higher prices and sales volumes for natural gas liquids processed and lower operating expenses. The average sales price per barrel for the second quarter of 1995 of $11.85 was up 5% from the 1994 second quarter, and sales volumes of 1.6 MMBbls barrels were 21% higher than in the second quarter of 1994, primarily due to diverting product volumes to inventory in the second quarter last year. Operating expenses for the 1995 second quarter were below the 1994 period, principally because several processing plants became fully depreciated at the end of 1994. During the first half of 1995, natural gas processing operations had operating income of $2.5 million versus a loss of $1.4 million for the year-earlier period, with sales volumes up 5%, the average sales price 9% higher and depreciation expense lower, as noted above.

At June 30, 1995, Lone Star Pipeline Company had an unrecovered balance of gas-purchase contract settlements of $40 million, including $24 million that represented prepayments expected to be recouped under contracts covering future gas purchases. The remaining $16 million represented amounts to be recovered from customers under existing gas-cost recovery provisions. At June 30, 1995, outstanding supplier claims approximated $10 million. Lone Star Pipeline Company expects to recoup or recover the remaining balances of gas settlement payments made to date, as well as any future payments made in settlement of remaining claims.

NATURAL GAS DISTRIBUTION - Second-quarter 1995 operating income for Natural Gas Distribution operations was $1.5 million, compared with a loss of $5.3 million in the 1994 second quarter, reflecting an improved margin on residential and commercial gas sales and cost reductions. The overall margin on gas sales increased $2.1 million, or 5%, and operating expenses were $4.9 million, or 9%, less than the second quarter of 1994, primarily due to re-engineering efforts in prior years. The total volume of gas sold in the second quarter of 1995 of 22.6 Bcf was slightly above the second quarter of 1994, with higher-margin residential and commercial gas sales volumes of
18.8 Bcf up 3% from the 1994 second quarter and sales volumes to industrial and electric generation customers virtually the same as the year-ago quarter.

Operating income for the first half of 1995 was $36 million versus
$27 million for the year-earlier period. The improved results reflect a slight increase in margin on residential and commercial gas sales and a $7.3 million, or 6%, reduction in operating expenses principally resulting from re-engineering efforts in prior years, with more than half of the decrease in expenses attributable to lower compensation and employee benefit costs. Total gas sales volumes of 84.1 Bcf were down 6% from the like period of 1994. Residential and commercial sales volumes of 73.2 Bcf declined 5% from the year-earlier period, with heating degree days some 9% lower than in the 1994 period and 17% below normal.

POWER - Power activities, comprised of Enserch Development Corporation (EDC) and Lone Star Energy Company, had a 1995 second-quarter loss of $.8 million, compared with income of $.8 million for the same period a year ago. Results for the 1994 second quarter included certain non-recurring income associated with operating the 160-megawatt cogeneration plant in Bellingham, Washington, a project developed by EDC. First half 1995 operating income was below the 1994 period for the reason noted.

LIQUIDITY AND FINANCIAL RESOURCES - Operating activities of continuing operations for the first six months of 1995 provided net cash flows of $171 million, a significant improvement from the $66 million provided in the first half of 1994, which reflected a $62 million payment relating to an adverse judgment in litigation in 1993. Changes in other assets and liabilities resulted in a year-to-year improvement in cash flows of $37 million. Also, there was $43 million provided by a reduction in current operating assets and liabilities in 1995 versus $29 million provided in 1994, exclusive of the litigation payment. The $39 million provided by a decrease in other current assets included a $24 million recovery of expenditures on the Garden Banks project from the increase in the leasing program and the collection of $10 million of previously deferred billings on the Bellingham, Washington cogeneration facilities developed by EDC.

Investing activities required net cash flows of $505 million, including
$333 million for the DALEN acquisition and $8 million for the Sunrise acquisition, compared with $225 million in the year-ago period. Discontinued operations provided cash of $8 million in the first half of 1995 versus a requirement of $90 million in the same period of 1994.

Planned property, plant and equipment additions for 1995 are expected to total $277 million and include $175 million designated for Natural Gas and Oil Exploration and Production, $40 million for Natural Gas Pipeline & GPM, $61 million for Natural Gas Distribution and $1 million for other requirements. The estimated expenditures are $15 million higher than the originally planned expenditures of $262 million, reflecting a $39 million reduction in the originally planned expenditures for the Natural Gas and Oil Exploration and Production segment because of low natural-gas prices and a $54 million addition for the 1995 exploration and development of DALEN properties following the acquisition. The expenditures are expected to be funded from internal cash flow, plus external financings as required. Costs of the floating production platform and related facilities for the Garden Banks project, which are financed by an operating lease arrangement, are not included. During the first quarter of 1995, the lease arrangement for the Garden Banks facilities was increased to $350 million to cover design modifications and other costs for Block 388 facilities and for Block 387 facilities. ENSERCH's obligation is expected to be reduced to $210 million following the completion of the transaction with the Mobil affiliate.

On June 8, 1995, EEX borrowed $350 million under a four-year revolving credit agreement and $150 million under a bridge loan to pay the purchase price of $340 million for the capital stock of DALEN, repay DALEN's bank debt of $115 million and reduce advances from ENSERCH by $45 million. A registration statement for a planned offering of approximately 20 million shares of EEX common stock has been filed with the Securities and Exchange Commission. The borrowing under the revolving credit agreement will be reduced with the proceeds from the offering. Accordingly, $300 million of the borrowing under the revolving credit agreement has been classified as a current liability. The EEX common stock issue, expected to be completed in the third quarter, will increase the public ownership in EEX from less than 1% to approximately 17%. The bridge loan was repaid on August 4, 1995 with the proceeds from a $150 million preferred stock offering by a subsidiary of EEX. Accordingly, the $150 million bridge loan has been classified as minority interest on the balance sheet.

Also in June 1995, ENSERCH issued $150 million of 7 1/8% Notes due 2005, with the proceeds used to prepay a variable rate note due in 1998.

Consolidated senior long-term and convertible debt, including current maturities, as a percentage of total capitalization was 52.0% at June 30, 1995. The pro forma June 30, 1995 debt ratio, adjusted for the effects of the planned offering of EEX common stock, was 38.6%, compared with 47.2% at the end of 1994. EEX has a $350 million four-year revolving credit agreement noted above. In addition, ENSERCH Corporation has bank lines in the form of a three-year revolving agreement totaling $600 million, which were all unused at June 30, 1995.

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                  Natural Gas and Oil Exploration and Production Operating Data (Unaudited)



                                                                    Three Months Ended    Six Months Ended
                                                                         June 30              June 30
                                                                    ------------------    ----------------
                                                                       1995      1994       1995     1994
                                                                       ----     ------      ----    ------
Operating Income (Loss)(in millions) . . . . . . . . . . . . . .      $ (4.3)   $  6.6     $ (4.0)  $ 16.2
                                                                      ======    ======     ======   ======
Revenues (in millions)
   Natural gas (a) . . . . . . . . . . . . . . . . . . . . . . .      $ 35.1    $ 35.9     $ 67.0   $ 78.4
   Oil and condensate. . . . . . . . . . . . . . . . . . . . . .        11.7       8.1       20.7     15.7
   Natural gas liquids . . . . . . . . . . . . . . . . . . . . .         1.0        .3        1.7       .8
   Other revenues - net. . . . . . . . . . . . . . . . . . . . .          .2        .2         .2       .3
                                                                      ------    ------     ------   ------
      Total revenues . . . . . . . . . . . . . . . . . . . . . .      $ 48.0    $ 44.5     $ 89.6   $ 95.2
                                                                      ======    ======     ======   ======
Sales Volumes
   Natural gas (MMcf) (a). . . . . . . . . . . . . . . . . . . .      20,092    17,039     34,453   35,409
   Oil and condensate (MBbl) . . . . . . . . . . . . . . . . . .         685       522      1,218    1,036

Average Sales Price
   Natural gas (per Mcf) . . . . . . . . . . . . . . . . . . . .      $ 1.75    $ 2.11     $ 1.94   $ 2.21
   Oil and condensate (per Bbl)  . . . . . . . . . . . . . . . .       17.12     15.58      16.98    15.20

Data in Equivalent Energy Content (per Mcfe) (b)
   Production revenue. . . . . . . . . . . . . . . . . . . . . .      $ 1.93    $ 2.18     $ 2.09   $ 2.26
   Production and operating costs (c). . . . . . . . . . . . . .         .45       .35        .46      .37
   Depreciation and amortization . . . . . . . . . . . . . . . .        1.07      1.06       1.07     1.04

Net Wells
   Drilled . . . . . . . . . . . . . . . . . . . . . . . . . . .          24        19         39       35
   Productive. . . . . . . . . . . . . . . . . . . . . . . . . .          16        13         26       21


(a)  Excludes products purchased for resale.  Includes affiliated revenues and volumes.
(b)  Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals
     6.0 Mcfe.
(c)  Excludes related production, severance and ad valorem taxes.

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
            Natural Gas Pipeline & Gathering, Processing and Marketing Operating Data (Unaudited)

                                                                     Three Months Ended    Six Months Ended
                                                                          June 30              June 30
                                                                     ------------------    ----------------
                                                                       1995      1994(d)    1995     1994(d)
                                                                       ----      ------     ----     ------
Operating Income (Loss)(in millions)
  Pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (.2)  $  (2.8)   $  29.5  $  28.7
  Natural Gas Marketing. . . . . . . . . . . . . . . . . . . . .          .1       2.5        3.8      3.9
  Natural Gas Processing . . . . . . . . . . . . . . . . . . . .         1.6       (.4)       2.5     (1.4)
                                                                      ------    ------     ------   ------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   1.5   $   (.7)   $  35.8  $  31.2
                                                                      ======    ======     ======   ======
Revenues (in millions)
  Pipeline (a) . . . . . . . . . . . . . . . . . . . . . . . . .     $  28.4   $  27.5    $  83.2  $  88.1
                                                                      ------    ------     ------   ------
  Natural Gas Marketing
    On-System  . . . . . . . . . . . . . . . . . . . . . . . . .        47.6      57.4       93.1    114.7
    Off-System . . . . . . . . . . . . . . . . . . . . . . . . .       134.8     162.2      283.5    331.6
                                                                      ------    ------     ------   ------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . .       182.4     219.6      376.6    446.3
                                                                      ------    ------     ------  -------
  Natural Gas Processing
    Natural gas liquids (b). . . . . . . . . . . . . . . . . . .        18.8      14.8       35.4     30.8
    Other(c) . . . . . . . . . . . . . . . . . . . . . . . . . .         5.0       4.3       10.1      8.3
                                                                      ------    ------     ------   ------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . .        23.8      19.1       45.5     39.1
                                                                      ------    ------     ------   ------
      Total revenues . . . . . . . . . . . . . . . . . . . . . .     $ 234.6   $ 266.2    $ 505.3  $ 573.5
                                                                      ======    ======     ======   ======
Volumes
  Pipeline throughput (Bcf). . . . . . . . . . . . . . . . . . .       133.4     130.5      286.2    305.1
                                                                      ======    ======     ======   ======
  Natural Gas Marketing (Bcf)
    On-System  . . . . . . . . . . . . . . . . . . . . . . . . .        26.6      27.7       51.9     52.6
    Off-System . . . . . . . . . . . . . . . . . . . . . . . . .        79.4      75.8      161.8    148.2
                                                                      ------    ------     ------   ------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . .       106.0     103.5      213.7    200.8
                                                                      ======    ======     ======   ======
  Natural Gas Processing (MBbl). . . . . . . . . . . . . . . . .       1,591     1,318      2,950    2,810
                                                                      ======    ======     ======   ======
Average Sales Prices
  Natural Gas Marketing (per Mcf)
    On-System  . . . . . . . . . . . . . . . . . . . . . . . . .     $  1.79   $  2.07    $  1.79  $  2.18
    Off-System . . . . . . . . . . . . . . . . . . . . . . . . .        1.70      2.14       1.75     2.24
                                                                      ------    ------     ------   ------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1.72   $  2.12    $  1.76  $  2.22
                                                                      ======    ======     ======  =======
  Natural Gas Liquids (per Bbl)(b) . . . . . . . . . . . . . . .     $ 11.85   $ 11.26    $ 11.99  $ 10.97
                                                                      ======    ======     ======  =======

(a)  Includes transportation services for affiliates and third-parties and other miscellaneous revenues.
(b)  Represents revenues from sales of plant production.
(c)  Includes revenues from natural gas liquids purchased for resale, gathering fees and other miscellaneous revenues.
(d)  1994 amounts have been restated for the realignment of business segments and the pooling-of-interests transaction with DGS.

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                             Natural Gas Distribution Operating Data (Unaudited)


                                                                     Three Months Ended    Six Months Ended
                                                                          June 30              June 30
                                                                      -----------------    ---------------
                                                                       1995      1994(b)    1995     1994(b)
                                                                      -----     ------     -----    ------
Operating Income (Loss)(in millions) . . . . . . . . . . . . . .      $  1.5    $ (5.3)    $ 36.1   $ 27.5
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues by Customer (in millions)
  Residential & commercial . . . . . . . . . . . . . . . . . . .      $123.8    $119.2     $452.0   $440.8
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .        12.6      13.1       32.5     35.5
  Electric generation. . . . . . . . . . . . . . . . . . . . . .         3.5       3.5       13.3     16.0
                                                                      ------    ------     ------   ------
    Total gas sales revenues . . . . . . . . . . . . . . . . . .       139.9     135.8      497.8    492.3

Gas transportation revenues(a) . . . . . . . . . . . . . . . . .         2.6       2.6        5.8      5.8
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . .         2.2       2.1        4.4      4.2
                                                                      ------    ------     ------   ------
        Total revenues . . . . . . . . . . . . . . . . . . . . .      $144.7    $140.5     $508.0   $502.3
                                                                      ======    ======     ======   ======
Natural Gas Sales Volumes by Customer (Bcf)
  Residential & commercial . . . . . . . . . . . . . . . . . . .        18.8      18.2       73.2     76.7
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .         3.0       3.1        7.9      8.6
  Electric generation. . . . . . . . . . . . . . . . . . . . . .          .8        .8        3.0      3.8
                                                                      ------    ------     ------   ------
    Total gas sales volumes. . . . . . . . . . . . . . . . . . .        22.6      22.1       84.1     89.1
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues (per Mcf)
  Residential & commercial . . . . . . . . . . . . . . . . . . .      $ 6.58    $ 6.53     $ 6.18   $ 5.75
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .        4.22      4.25       4.12     4.12
  Electric generation. . . . . . . . . . . . . . . . . . . . . .        4.52      4.38       4.36     4.21

Natural Gas Purchase Cost (per Mcf). . . . . . . . . . . . . . .      $ 4.17    $ 4.03     $ 4.20   $ 3.92

(a) Transportation volumes are included in Natural Gas Pipeline & Gathering, Processing and Marketing
    statistics.
(b) 1994 amounts have been restated for the realignment of business segments.

                         PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             15    Letter of Deloitte & Touche LLP dated
                   August 11, 1995, regarding unaudited
                   interim financial statements.

             23.1  Consent of Deloitte & Touche LLP (included
                 in Exhibit 15.)

             23.2  Consent of DeGolyer & MacNaughton

         (b) Reports on Form 8-K

                  Current Report on Form 8-K dated May 26, 1995. Acquisition of DALEN Corporation by Enserch Exploration, Inc. Form 8-K includes: (i) DALEN Corporation Consolidated Financial Statements as of December 31, 1994 and 1993, together with Auditor's Report; (ii) DALEN Corporation Condensed Consolidated Financial Statements (Unaudited) for the Periods Ended March 31, 1995 and 1994; and
                  (iii) ENSERCH Corporation and Subsidiary Companies Condensed Pro Forma Consolidated Financial Statements (Unaudited) for the Periods Ended December 31, 1994 and March 31, 1995.

                  Current Report on Form 8-K dated May 30, 1995.
                  Form of underwriting agreement in connection with issuance and sale of 7 1/8% Notes Due 2005.

                                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENSERCH Corporation
                                                   (Registrant)



Date:  August 11, 1995                       By     /s/ S. R. Singer
                                            ---------------------------
                                             S. R. Singer, Senior Vice
                                               President, Finance and
                                            Corporate Development, Chief
                                                  Financial Officer



Date:  August 11, 1995                       By     /s/ J. W. Pinkerton
                                             ---------------------------
                                                    J. W. Pinkerton,
                                             Vice President and Controller,
                                                Chief Accounting Officer