Form 10-Q/A
period 1995-06-30
ENSERCH CORP
filed 1995-08-23
CIK 33015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-Q/A-1



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

   Following is a summary of pro forma results of operations of the Corporation assuming the DALEN acquisition had occurred at the beginning of the periods presented:

                                                Six Months Ended
                                                     June 30
                                          --------------------------------
                                               1995             1994
                                          ------------      --------------
                                          (In thousands, except per share)

   Revenues                                 $1,057,125       $1,125,233
   Net Income                                    6,089           21,984
   Earnings (Loss) Applicable to Common
     Stock                                        (168)          16,128
   Earnings Applicable to Common
     Stock - per share                             .00              .24

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

ENSERCH's estimated net proved reserves at June 30, 1995, giving effect to the DALEN acquisition, the sale of a 60% interest in the Green Canyon project and the sale of a 40% interest in the Garden Banks project, are as follows:

                                                                   Natural       Oil and
                                                                     Gas       Gas Liquids    Total
                                                                    (Bcf)        (MMBbls)    (Bcfe) (3)
                                                                  --------      ---------    --------

ENSERCH proved reserves at December 31,
  1994 - as originally reported (1)                               1,041.7         50.6       1,345.3
January through June 1995:
  Additions to reserves:
       Green Canyon project (2)                                      87.8         42.2         341.2
       Other                                                          1.8          1.0           7.7
  Production                                                        (29.9)        (1.2)        (36.9)
Sales of reserves:
  60% interest in Green Canyon project                              (52.7)       (25.3)       (204.7)
  40% interest in Garden Banks project                              (13.6)       (11.2)        (81.2)
                                                                  -------       ------       -------
       ENSERCH proved reserves at June 30,
         1995 before DALEN acquisition                            1,035.1         56.1       1,371.4
DALEN proved reserves at June 30, 1995 (1)(4)                       330.6         11.0         396.8
                                                                  -------       ------       -------

       ENSERCH proved reserves at June 30, 1995                   1,365.7         67.1       1,768.2
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

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                             Natural Gas Distribution Operating Data (Unaudited)


                                                                     Three Months Ended    Six Months Ended
                                                                          June 30              June 30
                                                                      -----------------    ---------------
                                                                       1995      1994(b)    1995     1994(b)
                                                                      -----     ------     -----    ------
Operating Income (Loss)(in millions) . . . . . . . . . . . . . .      $  1.5    $ (5.3)    $ 36.1   $ 27.5
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues by Customer (in millions)
  Residential & commercial . . . . . . . . . . . . . . . . . . .      $123.8    $119.2     $452.0   $440.8
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .        12.6      13.1       32.5     35.5
  Electric generation. . . . . . . . . . . . . . . . . . . . . .         3.5       3.5       13.3     16.0
                                                                      ------    ------     ------   ------
    Total gas sales revenues . . . . . . . . . . . . . . . . . .       139.9     135.8      497.8    492.3

Gas transportation revenues(a) . . . . . . . . . . . . . . . . .         2.6       2.6        5.8      5.8
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . .         2.2       2.1        4.4      4.2
                                                                      ------    ------     ------   ------
        Total revenues . . . . . . . . . . . . . . . . . . . . .      $144.7    $140.5     $508.0   $502.3
                                                                      ======    ======     ======   ======
Natural Gas Sales Volumes by Customer (Bcf)
  Residential & commercial . . . . . . . . . . . . . . . . . . .        18.8      18.2       73.2     76.7
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .         3.0       3.1        7.9      8.6
  Electric generation. . . . . . . . . . . . . . . . . . . . . .          .8        .8        3.0      3.8
                                                                      ------    ------     ------   ------
    Total gas sales volumes. . . . . . . . . . . . . . . . . . .        22.6      22.1       84.1     89.1
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues (per Mcf)
  Residential & commercial . . . . . . . . . . . . . . . . . . .      $ 6.58    $ 6.53     $ 6.18   $ 5.75
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .        4.22      4.25       4.12     4.12
  Electric generation. . . . . . . . . . . . . . . . . . . . . .        4.52      4.38       4.36     4.21

Natural Gas Purchase Cost (per Mcf). . . . . . . . . . . . . . .      $ 4.17    $ 4.03     $ 4.19   $ 3.92

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


                                                ENSERCH Corporation
                                                   (Registrant)



Date:  August 23, 1995                       By     /s/ S. R. Singer
                                            ---------------------------
                                             S. R. Singer, Senior Vice
                                               President, Finance and
                                            Corporate Development, Chief
                                                  Financial Officer



Date:  August 23, 1995                       By     /s/ J. W. Pinkerton
                                             ---------------------------
                                                    J. W. Pinkerton,
                                             Vice President and Controller,
                                                Chief Accounting Officer