Form 10-Q
period 1995-09-30
ENSERCH CORP
filed 1995-11-13
CIK 33015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     SEPTEMBER 30, 1995 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ____________ TO ______________


Commission file number 1-3183



                             ENSERCH CORPORATION
          (Exact name of registrant as specified in its charter)

                Texas                                        75-0399066
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


   ENSERCH Center, 300 South St. Paul, Dallas, Texas                75201
        (Address of principal executive offices)                 (Zip Code)


                                  214-651-8700
             (Registrant's telephone number, including area code)




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



        Number of shares of Common Stock of Registrant outstanding as of November 8, 1995: 68,467,648.

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                        ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30              September 30
                                                                       -------------------       ------------------
                                                                       1995          1994        1995          1994
                                                                       ----          ----        ----          ----
                                                                         (In thousands except per share amounts)
Revenues
   Natural gas and oil exploration and production . . . . . . .      $ 66,807     $ 41,426    $ 156,455    $ 136,636
   Natural gas pipeline & GPM . . . . . . . . . . . . . . . . .       237,233      352,992      742,577      926,539
   Natural gas distribution . . . . . . . . . . . . . . . . . .       132,522      129,356      640,503      631,667
   Power. . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,938       13,258       28,462       31,424
   Less intercompany revenues . . . . . . . . . . . . . . . . .       (32,953)     (43,413)    (144,649)    (186,504)
                                                                     --------     --------    ---------    ---------
                Total . . . . . . . . . . . . . . . . . . . . .       414,547      493,619    1,423,348    1,539,762
                                                                     --------     --------    ---------    ---------
Costs and Expenses
   Gas purchase . . . . . . . . . . . . . . . . . . . . . . . .       241,255      357,056      876,926    1,043,356
   Operating expenses . . . . . . . . . . . . . . . . . . . . .        99,229       93,267      290,374      267,846
   Depreciation and amortization. . . . . . . . . . . . . . . .        50,940       32,441      120,698       99,756
   Gross receipts and production taxes. . . . . . . . . . . . .         8,438        8,152       37,822       38,237
   Payroll, ad valorem and other taxes. . . . . . . . . . . . .        10,571        6,386       29,820       23,823
                                                                     --------     --------    ---------    ---------
                Total . . . . . . . . . . . . . . . . . . . . .       410,433      497,302    1,355,640    1,473,018
                                                                     --------     --------    ---------    ---------
Operating Income (Loss) . . . . . . . . . . . . . . . . . . . .         4,114       (3,683)      67,708       66,744
Other Income (Expense) - Net. . . . . . . . . . . . . . . . . .          (536)        (837)      (1,352)      (2,812)
Interest and Other Financing Costs. . . . . . . . . . . . . . .        26,018       17,962       62,523       51,245
                                                                     --------     --------    ---------    ---------
Income (Loss) Before Income Taxes and
  Minority Interest . . . . . . . . . . . . . . . . . . . . . .       (22,440)     (22,482)       3,833       12,687
Income Taxes (Benefit). . . . . . . . . . . . . . . . . . . . .        (8,857)      (7,661)       1,033        4,101
Minority Interest . . . . . . . . . . . . . . . . . . . . . . .           188          104          387          423
                                                                     --------     --------    ---------    ---------
Income (Loss) from Continuing Operations. . . . . . . . . . . .       (13,771)     (14,925)       2,413        8,163
Income from Discontinued Operations . . . . . . . . . . . . . .                        399                     1,704
                                                                     --------     --------    ---------    ---------
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . .       (13,771)     (14,526)       2,413        9,867
Provision for Dividends on Preferred Stock. . . . . . . . . . .         2,866        2,980        8,883        8,596
                                                                     --------     --------    ---------    ---------
Earnings (Loss) Applicable to Common Stock. . . . . . . . . . .      $(16,637)    $(17,506)   $  (6,470)   $   1,271
                                                                     ========     ========    =========    =========
Per Share of Common Stock
   Loss from continuing operations after provision
     for dividends on preferred stock . . . . . . . . . . . . .      $   (.24)    $   (.27)   $    (.09)   $
   Discontinued operations. . . . . . . . . . . . . . . . . . .                        .01                       .02
                                                                     --------     --------    ---------    ---------
   Earnings (loss) applicable to common stock . . . . . . . . .      $   (.24)    $   (.26)   $    (.09)   $     .02
                                                                     ========     ========    =========    =========
   Cash dividends declared. . . . . . . . . . . . . . . . . . .      $    .05     $    .05    $     .15    $     .15
                                                                     ========     ========    =========    =========
Average Common and Dilutive Common
  Equivalent Shares Outstanding . . . . . . . . . . . . . . . .        68,271       68,011       68,193       68,034
                                                                     ========     ========    =========    =========
Operating Income (Loss) of Major Businesses
  Natural gas and oil exploration and production. . . . . . . .      $   (971)    $  1,825    $  (4,961)   $  18,025
  Natural gas pipeline & GPM. . . . . . . . . . . . . . . . . .         5,908          641       41,753       31,869
  Natural gas distribution. . . . . . . . . . . . . . . . . . .        (1,561)      (6,367)      34,561       21,116
  Power . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,509        2,952        1,994        3,200

See accompanying Notes.

                                      ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                      September 30
                                                                                ------------------------
                                                                                  1995              1994
                                                                                  ----              ----
                                                                                     (In thousands)
OPERATING ACTIVITIES
  Income from continuing operations  . . . . . . . . . . . . . . . . . . .   $   2,413          $  8,163
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .     120,698            99,756
  Deferred income-tax expense (benefit). . . . . . . . . . . . . . . . . .      (7,850)            3,051
  Recoveries of gas-purchase contract settlements. . . . . . . . . . . . .      31,964            29,586
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,662            (3,985)
  Changes in current operating assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .      75,010            47,630
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .      26,653           (24,474)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     (72,225)          (33,065)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .     (11,105)          (17,743)
    Litigation judgment payable. . . . . . . . . . . . . . . . . . . . . .                       (62,498)
                                                                             ---------          --------
      Net cash flows from operating activities . . . . . . . . . . . . . .     180,220            46,421
                                                                             ---------          --------
INVESTING ACTIVITIES
  Purchase of businesses, net of cash acquired. . . . . . . . . . . . . .     (341,650)
  Additions to property, plant and equipment. . . . . . . . . . . . . . .     (198,034)         (191,087)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (15,989)              504
  Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . .      (36,774)         (118,667)
                                                                             ---------          --------
      Net cash flows used for investing activities. . . . . . . . . . . .     (592,447)         (309,250)
                                                                             ---------          --------

FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings. . . . . . .       65,259           255,778
  Borrowing under EEX bank revolving credit agreement and bridge loan . .      500,000
  Repayment of DALEN bank debt assumed at acquisition . . . . . . . . . .     (115,000)
  Issuance of mandatorily redeemable preferred
    securities of subsidiary. . . . . . . . . . . . . . . . . . . . . . .      150,000
  Issuance of EEX common stock. . . . . . . . . . . . . . . . . . . . . .      207,872
  Retirement of EEX revolving credit agreement and bridge loan. . . . . .     (360,000)
  Issuance of senior long-term debt . . . . . . . . . . . . . . . . . . .      149,032           149,320
  Retirement of senior long-term debt . . . . . . . . . . . . . . . . . .     (156,697)         (109,683)
  Issuance of Series F Preferred Stock. . . . . . . . . . . . . . . . . .                         72,836
  Retirement of Series D Preferred Stock. . . . . . . . . . . . . . . . .                        (75,000)
  Change in advances under lease arrangements . . . . . . . . . . . . . .       (2,224)          (20,523)
  Change in assignments of future gas purchase credits. . . . . . . . . .      (10,520)           (7,389)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (850)
  Issuance of ENSERCH common stock. . . . . . . . . . . . . . . . . . . .        3,432             2,856
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .      (19,150)          (18,727)
                                                                             ---------          --------
      Net cash flows from financing activities. . . . . . . . . . . . . .      411,154           249,468
                                                                             ---------          --------
Net Decrease in Cash and Equivalents. . . . . . . . . . . . . . . . . . .       (1,073)          (13,361)
Cash and Equivalents at Beginning of Period . . . . . . . . . . . . . . .        9,811            32,920
                                                                             ---------          --------
Cash and Equivalents at End of Period . . . . . . . . . . . . . . . . . .   $    8,738         $  19,559
                                                                             =========          ========

See accompanying Notes.

                                        ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (September 30, 1995 Unaudited)

                                                                           September 30      December 31
                                                                               1995             1994
                                                                           ------------      -----------
                                                                                     (In thousands)
ASSETS
Current Assets
  Cash and equivalents. . . . . . . . . . . . . . . . . . . . . . . . .     $     8,738       $    9,811
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .         200,404          224,500
  Gas stored underground. . . . . . . . . . . . . . . . . . . . . . . .         117,076          114,862
  Advances and prepayments for gas. . . . . . . . . . . . . . . . . . .          16,479           28,622
  Gas-purchase settlements recoverable from customers . . . . . . . . .           9,737           23,943
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          78,751          128,706
                                                                             ----------       ----------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . .         431,185          530,444
                                                                             ----------       ----------
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          55,483           56,165
                                                                             ----------       ----------
Property, Plant and Equipment (full-cost
  method for gas and oil properties). . . . . . . . . . . . . . . . . .       4,375,469        3,803,202
  Less accumulated depreciation and amortization. . . . . . . . . . . .      (1,656,634)      (1,549,717)
                                                                             ----------       ----------
    Net property, plant and equipment . . . . . . . . . . . . . . . . .       2,718,835        2,253,485
                                                                             ----------       ----------
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          56,630           48,443
                                                                             ----------       ----------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $3,262,133       $2,888,537
                                                                             ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Commercial paper and other short-term borrowings. . . . . . . . . . .      $  219,500       $  154,241
  Current portion of senior long-term debt. . . . . . . . . . . . . . .          12,000           10,600
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .         228,394          331,920
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          14,726           35,885
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          89,070           95,635
  Liabilities for discontinued operations . . . . . . . . . . . . . . .          52,003           59,259
                                                                             ----------       ----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . .         615,693          687,540
                                                                             ----------       ----------
Senior Long-term Debt . . . . . . . . . . . . . . . . . . . . . . . . .         857,455          715,721
                                                                             ----------       ----------
Convertible Subordinated Debentures . . . . . . . . . . . . . . . . . .          90,750           90,750
                                                                             ----------       ----------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . .         276,431          280,051
                                                                             ----------       ----------
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         226,420          201,187
                                                                             ----------       ----------
Mandatorily Redeemable Preferred Securities of Subsidiary . . . . . . .         150,000
                                                                             ----------       ----------
Minority Interest in Equity of Subsidiary . . . . . . . . . . . . . . .         156,785           12,101
                                                                             ----------       ----------
Shareholders' Equity
  Adjustable rate preferred stock . . . . . . . . . . . . . . . . . . .         175,000          175,000
                                                                             ----------       ----------
  Common shareholders' equity
    Common stock (100,000 shares authorized;
      68,453 and 68,158 shares outstanding) . . . . . . . . . . . . . .         304,616          303,301
    Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . .         338,193          334,672
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .          72,532           89,054
    Treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . .             (90)
    Unamortized restricted stock compensation . . . . . . . . . . . . .          (1,652)            (840)
                                                                             ----------        ---------
      Common shareholders' equity . . . . . . . . . . . . . . . . . . .         713,599          726,187
                                                                             ----------        ---------
        Shareholders' equity. . . . . . . . . . . . . . . . . . . . . .         888,599          901,187
                                                                             ----------        ---------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $3,262,133       $2,888,537
                                                                             ==========       ==========

See accompanying Notes.

                                                  -3-

                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
            Notes to Condensed Consolidated Financial Statements


1. On June 8, 1995, the Corporation's subsidiary Enserch Exploration, Inc.
   (EEX) acquired all the capital stock of DALEN Corporation for cash of $340 million and assumed DALEN's bank debt of $115 million. The acquisition has been accounted for as a purchase. The assets acquired and the liabilities assumed were recorded at their fair value, and essentially all of the valuation adjustment was assigned to gas and oil properties.

   Following is a summary of pro forma results of operations of the Corporation assuming the DALEN acquisition had occurred at the beginning of the periods presented:

                                               Nine Months Ended
                                                 September 30
                                       --------------------------------
                                            1995               1994
                                       ------------        ------------
                                       (In thousands, except per share)
   Revenues                              $1,471,672         $1,653,175
   Net Income (Loss)                         (7,922)               844
   Loss Applicable to Common
     Stock                                  (16,805)            (7,752)
   Loss Applicable to Common
     Stock - per share                         (.25)              (.11)

   EEX borrowed $350 million under a four-year revolving credit agreement (at a floating interest rate) and $150 million under a bridge loan to pay the purchase price of $340 million for the capital stock of DALEN, repay DALEN's bank debt of $115 million and reduce advances from ENSERCH by $45 million. In September 1995, the borrowing under the revolving credit agreement was reduced to $140 million, mostly with the net proceeds of $208 million received from the public offering of 20 million shares of EEX common stock. The bridge loan was repaid in August 1995 with the proceeds from a $150 million mandatorily redeemable preferred securities offering by a subsidiary of EEX for which EEX is also obligated. The dividends on the subsidiary preferred securities are reflected in interest and other financing costs in the statement of consolidated income.

2. On June 29, 1995, ENSERCH purchased the principal operating assets of Sunrise Energy Services, Inc. and subsidiaries (Sunrise), a nonregulated marketer of natural gas, for approximately $9 million in cash, including some $8 million of cost in excess of net assets acquired that is being amortized on the straight-line method over twenty years. The acquired Sunrise operations had revenues of approximately $76 million for the six months ended June 30, 1995 and $185 million for the nine months ended September 30, 1994. Sunrise revenues decreased from 1994 to 1995 due to the decline in natural-gas prices and because certain activities were not conducted in the 1995 period. Operating results of the Sunrise operations for these periods were not significant. The Sunrise operations do not constitute a significant acquisition; therefore, pro forma information is not presented.

3. Effective June 30, 1995, the Corporation exchanged 1,204,098 shares of ENSERCH common stock for 100% of the outstanding shares of DGS Holdings Corp. (DGS), which through its subsidiary is a major marketer of natural gas and natural-gas services. The pooling-of-interests method is being used to account for the transaction. Accordingly, the Corporation's financial statements have been restated for all periods presented to include the results of DGS in the Natural Gas Pipeline & GPM segment. DGS's net income for the 1995 and 1994 periods was impacted by significant financing expenses that will not be incurred under ENSERCH ownership. The 1994 results reflect significant severance and other costs relating to an acquisition at yearend 1993. Revenues and net income of DGS for the periods preceding the acquisition were as follows (in thousands):

     Six Months Ended June 30, 1995:
            Revenues                                         $120,030
            Net Income                                            527

     Nine Months Ended September 30, 1994:
            Revenues                                         $184,185
            Net Loss                                             (264)

4. On September 26, 1995, EEX sold 20 million shares of its common stock to the public for net proceeds of approximately $208 million after expenses, and ENSERCH's ownership percentage was reduced from 99.2% to 83.4%. ENSERCH's increase in the equity of EEX as a result of the stock sale, net of the reduction in its ownership percentage, was $59 million. In accordance with the full cost accounting method, the credit arising from the sale transaction was treated as a reduction of the carrying value of gas and oil properties, with no gain recognized on the sale since the sale did not significantly alter the relationship between capitalized costs and proved reserves.

5. At September 30, 1995, ENSERCH's full cost ceiling amount attributable to the properties acquired in the DALEN acquisition was approximately $112 million ($73 million after tax) less than the unamortized cost of producing properties acquired. ENSERCH believes that the DALEN properties have significant exploration and development potential. ENSERCH expects to be able to utilize its expertise, particularly with respect to tight sands reservoirs, to enhance production and cash flows from these properties because of the geologic similarity and proximity of DALEN's major producing properties to ENSERCH's properties. ENSERCH believes that the unamortized cost of the gas and oil properties acquired in the DALEN acquisition is recoverable from future production. ENSERCH requested and was granted a waiver of the full cost ceiling limitation on these properties by the Securities and Exchange Commission through June 30, 1996. If an excess exists after that date, a write-off may be required. ENSERCH's full cost ceiling amount at September 30, 1995 (exclusive of the DALEN acquisition) was approximately $37 million ($24 million after tax) greater than the recorded cost of its gas and oil properties.

6. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the periods, including common equivalent shares when dilutive. Fully diluted earnings per share are not presented since the assumed exercise of stock options and conversion of debentures would not be dilutive.

7. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. Certain prior-period amounts have been reclassified to reflect the realignment of business segments effective with the second quarter of 1995. Components of current liabilities in the December 1994 balance sheet have been reclassified to conform to the 1995 presentation.

INDEPENDENT ACCOUNTANTS' REPORT


ENSERCH Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of September 30, 1995, the related condensed statements of consolidated income for the three months and nine months ended September 30, 1995 and 1994, and the condensed statements of consolidated cash flows for the nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Corporation's management. The consolidated financial statements give retroactive effect to the combination of ENSERCH Corporation and DGS Holdings Corp., which has been accounted for as a pooling-of-interests as described in Note 3 of the Notes to Condensed Consolidated Financial Statements.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of December 31, 1994, and the related consolidated statements of income, cash flows and common shareholders' equity for the year then ended prior to restatement for the combination described in Note 3 of the Notes to Condensed Consolidated Financial Statements (not presented herein); and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments that were applied to restate the December 31, 1994 consolidated balance sheet of ENSERCH Corporation and subsidiary companies. In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

Dallas, Texas
October 30, 1995

Item 2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations


CONSOLIDATED RESULTS - ENSERCH had a loss applicable to common stock of $16.6 million ($.24 per share) for the third quarter of 1995, compared with a loss of $17.5 million ($.26 per share) for the third quarter of 1994. Operating income for the 1995 third quarter was $4.1 million versus an operating loss of $3.7 million for the third quarter of 1994. Operating results were significantly improved in the Natural Gas Pipeline & GPM and Natural Gas Distribution segments, while operating income from the Natural Gas and Oil Exploration and Production segment decreased primarily due to lower natural-gas prices. Interest expense and other financing costs for the third quarter of 1995 of $26 million were $8.1 million higher than in the 1994 third quarter, principally due to $455 million of debt issued and assumed in the acquisition of DALEN Corporation (DALEN) in June of this year. Net proceeds of $208 million received in late September from the sale of 20 million shares of Enserch Exploration, Inc. (EEX) common stock reduced debt associated with the acquisition.

For the first nine months of 1995, the loss applicable to common stock was $6.5 million ($.09 per share), compared with earnings of $1.3 million
($.02 per share) for the like period of 1994. Income from continuing operations was $2.4 million versus $8.2 million for the same period of 1994. Although mild weather adversely impacted results by some $11 million, operating income increased to $68 million from $67 million for the year-ago period; however, interest expense and other financing costs of $63 million were $11 million higher.

ACQUISITIONS - ENSERCH's subsidiary EEX acquired for cash all of the capital stock of DALEN on June 8, 1995. The acquisition of DALEN achieves the goals of increasing reserves and lowering average reserve life. On June 29, 1995, ENSERCH purchased the principal operating assets of Sunrise Energy Services, Inc. and subsidiaries (Sunrise), a nonregulated marketer of natural gas. Effective June 30, 1995, ENSERCH exchanged 1,204,098 shares of its common stock for all of the common stock of DGS Holdings Corp. (DGS). DGS, through its subsidiary, is a major marketer of natural gas and natural-gas services. The DGS and Sunrise acquisitions expand ENSERCH's energy services capabilities in trading and other services and broaden its marketing relationships into new areas on the West Coast and in the Midwest and Northeast. The "purchase" method was used to account for the DALEN and Sunrise acquisitions; therefore, consolidated results include results of operations for these businesses from the date of acquisition. The "pooling of interests" method was used to account for the DGS transaction, and consolidated results for all periods presented have been restated to include the results of DGS.

NATURAL GAS AND OIL EXPLORATION AND PRODUCTION - Operating results for the 1995 third quarter and the first nine months of 1995 were favorably impacted by the acquisition of DALEN. However, a significant reduction in natural-gas sales prices, which was partially offset by an improvement in prices for oil, caused an overall decline from results for the comparable periods in 1994. The table of Operating Data on page 16 provides revenue statistics and other information, including contributions by DALEN.

Exploration and Production operations had a 1995 third-quarter operating loss of $1.0 million, compared with income of $1.8 million for the 1994 third quarter. DALEN operations contributed operating income of $1.9 million, increasing revenues by $29.5 million and operating expenses by $27.6 million.

The following comparison of period-to-period operating results excludes the impact of DALEN. Operating income was $4.7 million below the third quarter of 1994. Revenues were down $4.1 million (10%) from the prior third quarter due to both lower natural-gas prices and sales volumes, partially offset by improved prices and sales volumes for oil. Operating expenses for the third quarter were $.6 million (1%) higher than in the 1994 third quarter, with increased maintenance costs and slightly higher depreciation and amortization mostly offset by reductions in general and administrative costs and production taxes.

For the first nine months of 1995, Exploration and Production operations had an operating loss of $5 million versus income of $18 million for the same period a year ago. DALEN contributed operating income of $2.0 million, increasing revenues by $40.2 million and operating expenses by $38.2 million.

Excluding the impact of DALEN, operating income for the first nine months of 1995 was $25 million lower than in the 1994 period. Revenues decreased
$20 million (15%) due to significantly lower prices and sales volumes for natural gas, partially offset by improved prices and sales volumes for oil. Operating expenses for the nine months were $4.6 million (4%) higher than in the year-ago period primarily due to higher maintenance costs and franchise taxes. Also, 1995 expenses included an overall $1.5 million addition to the provision for the uninsured portion of injuries and damages claims, while 1994 expenses benefited from a $2.0 million reduction in such provisions. Partially offsetting were lower depreciation and amortization expense and reduced revenue related taxes, with both differences resulting from decreased sales volumes.

ENSERCH manages a portion of the risk associated with fluctuations in the price of natural gas and oil through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. The table below summarizes the impact of hedging activities on revenues and average sales prices for the third quarter and nine months of 1995 and 1994.

                                               Third Quarter                Nine Months
                                              ----------------           -----------------
                                              1995        1994           1995         1994
                                              ----        ----           ----         ----
 Natural gas:
   Increase in revenues (in millions)         $1.8        $1.6           $5.9         $2.1
   Impact on average sales price
     (per thousand cubic feet)                 .06         .10            .09          .04

 Oil:
   Increase (decrease) in revenues
     (in millions)                              .3         (.8)           (.3)         (.6)
   Impact on average sales price
     (per barrel)                              .29       (1.71)          (.12)        (.37)

At September 30, 1995, ENSERCH had outstanding swaps, collars and futures agreements extending through December 1996 to exchange payments on approximately 4.7 billion cubic feet (Bcf) of gas and 582 thousand barrels of oil on which ENSERCH had $1.3 million of net unrealized gains. At
September 30, 1995, realized gains on hedging activities of $.7 million were deferred.

In the third quarter of 1995, a Mobil Corporation (Mobil) affiliate completed a transaction in which it acquired a 40% working interest in EEX's Garden Banks project. EEX now owns a 60% working interest in the project and remains the operator. EEX received cash, property interests and future work commitments on the project. In addition, ENSERCH was relieved of operating lease obligations of approximately $140 million on the Garden Banks project, as well as a portion of the future capital expenditure requirements.

Sales of production from two wells on Garden Banks Block 388 commenced in late September and had a negligible impact on third-quarter results.
However, operating results for the remainder of 1995 are expected to be adversely affected, since revenues from the initial production from these two wells are not expected to be sufficient to cover operating costs, amortization and the equipment lease costs on the floating production platform and related facilities. Some operating costs and amortization vary with production, but other costs and the equipment lease costs are essentially fixed and decline on a per unit basis only as production increases. Operating results are expected to improve in 1996 as production begins from several additional development wells in the Garden Banks project and as the related equipment lease and other fixed costs are spread over greater production. Drilling began in November 1995 on a third well on Block 388, which is expected to be on-stream in early 1996. A second well currently being drilled on Block 387 is expected to be completed in the fourth quarter of 1995, and production from the two wells on Block 387 should commence during the first quarter of 1996 following the tie-back to the system on Block 388.

In October 1995, another affiliate of Mobil completed a transaction to purchase a 40% interest in EEX's Green Canyon project, and an affiliate of Reading & Bates Corp. completed its purchase of a 20% interest in the project. EEX, which now has a 40% working interest in the project and remains the operator, received cash, an interest in a gas and oil property and future work commitments.

After giving effect to the acquisition of DALEN in June and the then pending sales of a 40% interest in the Garden Banks project and a 60% interest in the Green Canyon project, ENSERCH's estimated net proved reserves at June 30, 1995 were 1.8 trillion cubic feet of natural gas equivalent.

At September 30, 1995, ENSERCH's full cost ceiling amount attributable to the acquired DALEN properties was approximately $112 million ($73 million after tax) less than the unamortized cost of producing properties acquired.
ENSERCH believes the DALEN properties have significant exploration and development potential. ENSERCH expects to be able to utilize its expertise, particularly with respect to tight sands reservoirs, to enhance production and cash flows from these properties because of the geologic similarity and proximity of DALEN's major producing properties to ENSERCH's properties. ENSERCH believes that the unamortized cost of the gas and oil properties acquired in the DALEN acquisition is recoverable from future production and was not in fact impaired at September 30, 1995. ENSERCH requested and was granted a waiver of the full cost ceiling limitation on these properties by the Securities and Exchange Commission through June 30, 1996. If an excess exists after that date, a write-off may be required.

In September 1995, EEX sold 20 million shares of its common stock to the public, increasing the public ownership interest in EEX from less than one percent to 16.6%. As a result of the stock sale, ENSERCH's equity interest in EEX, net of the change due to the reduction in percentage of ownership, increased $59 million. In accordance with the full cost accounting method, the credit arising from the sale transaction was treated as a reduction in the carrying value of the gas and oil properties. ENSERCH's full cost ceiling amount at September 30, 1995 (exclusive of the DALEN acquisition) was approximately $37 million ($24 million after tax) greater than the recorded cost of its gas and oil properties. Since gas and oil prices are subject to seasonal and other fluctuations, a decline in prices from September 1995 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income.

NATURAL GAS PIPELINE & GPM - Operating income from the Natural Gas Pipeline & GPM segment increased to $5.9 million for this year's third quarter from

$.6 million for the like period a year ago. Improved results came from higher pipeline transportation volumes and revenue, margin from natural gas marketing sales and better natural gas processing results. For the first nine months of 1995, operating income for this business segment was $42 million, compared with $32 million in the year-ago period, with improved results from both pipeline and gas processing operations.

Third-quarter 1995 operating income from pipeline operations was $5.0 million, compared with breakeven income in the third quarter of 1994. Revenues for the third quarter of $33.6 million were $6.2 million (23%) higher than in the third quarter last year. Pipeline throughput for the 1995 third quarter totaled 131 Bcf, 16.2 Bcf (14%) greater than in the 1994 period. For the first nine months of 1995, operating income from pipeline operations was $35 million, $5.8 million (20%) better than in the like period a year ago. Revenues for the year-to-date period were about the same as in the 1994 period, with pipeline throughput of 417 Bcf slightly less than in the year-ago period. Heating degree days for the nine-month period were some 8% lower than in the 1994 period and 16% below normal. The below normal heating weather reduced operating income for pipeline operations by an estimated $5 million. Operating expenses for the nine months were up
$2.8 million (4%) from the year-earlier period. However, unrecovered gas-purchase costs, which fluctuate from period to period due to various factors such as temperature extremes, metering variances and billing estimates, were $7.9 million (43%) less than in the same period of 1994.

Operating income from natural gas marketing operations for the third quarter of 1995 was $.2 million versus $.8 million in the 1994 third quarter, with an improvement in gas sales margin more than offset by higher operating expenses. The volume of gas sold for the 1995 third quarter of 108 Bcf was 26% lower than in the third quarter last year as a result of discontinuing some low-margin wholesale sales. For the first nine months of 1995, gas marketing operations had operating income of $4.0 million versus $4.7 million in the 1994 period, with the margin on gas sales up $1.2 million (7%) from the 1994 period but operating expenses $1.8 million higher. Gas sales volumes for the first nine months of 1995 were 322 Bcf, 25.7 Bcf (7%) lower than in the year-earlier period.

Natural gas processing activities contributed third-quarter 1995 operating income of $.7 million, compared with last year's third-quarter loss of $.2 million. The improvement was primarily attributable to lower depreciation expense associated with plants that became fully depreciated at the end of 1994. The average sales price per barrel for the third quarter of 1995 of $11.22 was down 3% from the 1994 third quarter, while sales volumes of 1.5 million barrels were 3% higher than in the same period of 1994.
During the first nine months of 1995, natural gas processing operations had operating income of $3.2 million versus a loss of $1.5 million for the year-earlier period, with sales volumes up 4%, the average sales price 5% higher and depreciation expense lower, as noted above.

At September 30, 1995, Lone Star Pipeline Company had an unrecovered balance of gas-purchase contract settlements of $29 million, including $18 million that represented prepayments expected to be recouped under contracts covering future gas purchases. The remaining $11 million represented amounts to be recovered from customers under existing gas-cost recovery provisions. At September 30, 1995, outstanding supplier claims approximated $10 million. Lone Star Pipeline Company expects to recoup or recover the remaining balances of gas settlement payments made to date, as well as any future payments made in settlement of remaining claims.

NATURAL GAS DISTRIBUTION - Natural Gas Distribution operations had a loss of $1.6 million for the 1995 third quarter, substantially improved from a loss of $6.4 million in the 1994 third quarter. The improvement was primarily due to an 11% decrease in operating expenses principally resulting from cost reduction measures, including reduced compensation, employee benefits and maintenance costs. The overall margin on gas sales was down slightly from the 1994 period, with a higher margin on sales to residential and commercial customers more than offset by lower margins on industrial and electric-generation sales. The total volume of gas sold in the third quarter of 1995 of 21.0 Bcf was 4% above the third quarter of 1994 due to increased sales to electric-generation customers.

Operating income for the first nine months of 1995 was $35 million versus
$21 million for the year-earlier period. The improved results reflect a slight increase in gas sales margin and a $12.6 million (8%) reduction in operating expenses, with more than half of the decrease in expenses attributable to lower compensation and employee benefit costs. Total gas sales volumes of 105 Bcf were down 4% from the like period of 1994. Residential and commercial sales volumes of 86.3 Bcf declined 4% from the year-earlier period, with heating degree days some 8% lower than in the 1994 period. The milder-than-normal winter weather, as mentioned above, adversely impacted operating income for this segment by an estimated $6 million.
Future results are expected to benefit from 1995 efforts to seek higher rates throughout the distribution system. Rate increases granted to date in 1995 will increase annual revenues by approximately $8.4 million assuming normal winter weather. In addition, a 4.6% or $8.8 million annual increase has been requested from the City of Dallas.

POWER   Power activities, comprised of Enserch Development Corporation (EDC)
and Lone Star Energy Company, had 1995 third-quarter operating income of $2.5 million, compared with $3.0 million for the same period a year ago. Year-to-date 1995 operating income for Power operations was $2.0 million versus $3.2 million in the same period of 1994. Results for the 1995 periods reflect a $1.0 million credit to business insurance expense resulting from favorable experience from prior years' injuries and damages claims and the recognition of $1.3 million of previously deferred revenues for development fees on projects completed in prior years as a result of certain contingencies being satisfied.

LIQUIDITY AND FINANCIAL RESOURCES - Operating activities of continuing operations for the first nine months of 1995 provided net cash flows of $180 million, a significant improvement from the $46 million provided in the year-earlier period, which reflected a $62 million payment relating to an adverse judgment in litigation that became final in 1993. Changes in other assets and liabilities resulted in a year-to-year improvement in cash flows of $19 million. Also, changes in current operating assets and liabilities in 1995 provided $18 million versus a $28 million requirement in 1994, exclusive of the litigation payment. The $27 million provided by a decrease in other current assets included a $24 million recovery of expenditures on the Garden Banks project from the increase in the leasing program and the collection of $10 million of previously deferred billings on the Bellingham, Washington cogeneration facilities developed by EDC.

Investing activities required net cash flows of $592 million, including
$333 million for the DALEN acquisition and $9 million for the Sunrise acquisition, compared with $309 million in the year-ago period. Discontinued operations required cash of $37 million in the first nine months of 1995, principally for the repurchase of previously sold receivables that are expected to be recovered. In the first nine months of 1994, discontinued operations required cash of $119 million, which was essentially recovered in the fourth quarter of 1994 upon the sale of Enserch Environmental.

Property, plant and equipment additions for 1995 are expected to total approximately $278 million, including $175 million for Natural Gas and Oil Exploration and Production, $43 million for Natural Gas Pipeline & GPM,
$59 million for Natural Gas Distribution and $1 million for other requirements. Expenditures for the Natural Gas and Oil Exploration and Production segment for 1995 have been reduced $39 million from the originally planned level of $160 million for that segment because of low natural-gas prices. Capital expenditures for 1995 exploration and development of the DALEN properties following the acquisition by EEX are estimated to be $54 million. The expenditures are being funded from internal cash flow, plus external financings as required. Costs of the floating production platform and related facilities for the Garden Banks project, which are financed by an operating lease arrangement, are not included in these amounts. Following the completion of the transaction with the Mobil affiliate in the third quarter of 1995, ENSERCH's obligation under the Garden Banks lease arrangement was reduced by $140 million to approximately $210 million.

In June 1995, EEX borrowed $350 million under a four-year revolving credit agreement and $150 million under a bridge loan to pay the purchase price of $340 million for the capital stock of DALEN, repay DALEN's bank debt of $115 million and reduce advances from ENSERCH by $45 million. In September 1995, EEX used the $208 million proceeds from the public sale of 20 million shares of its common stock to reduce the borrowing under the revolving credit agreement. The bridge loan was repaid on August 4, 1995 with the proceeds from $150 million of mandatorily redeemable preferred securities issued by a subsidiary of EEX for which EEX is also obligated. The dividends on the preferred securities are included in interest and other financing costs.

Also in June 1995, ENSERCH issued $150 million of 7 1/8% Notes due 2005, with the proceeds used to prepay a variable rate note due in 1998.

Consolidated senior long-term and convertible debt, including current maturities, as a percentage of total capitalization was 44.5% at September 30, 1995, compared with 47.2% at the end of 1994. ENSERCH has bank lines in the form of a three-year revolving agreement totaling $600 million, all of which were unused at September 30, 1995. In addition, as noted above, EEX has a $350 million four-year revolving credit agreement, $210 million of which was unused at September 30, 1995.

                            ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
              Natural Gas and Oil Exploration and Production Operating Data (Unaudited)



                                                                 Three Months Ended   Nine Months Ended
                                                                    September 30         September 30
                                                                 ------------------   -----------------
                                                                   1995      1994      1995      1994
                                                                  -----     ------    -----     ------

Operating Income (Loss)(in millions) (a). . . . . . . . . .      $ (1.0)    $  1.8   $  (5.0)  $  18.0
                                                                 ======     ======    ======    ======
Revenues (in millions)(a)
   Natural gas (b). . . . . . . . . . . . . . . . . . . . .      $ 46.8     $ 33.4   $ 113.8   $ 111.8
   Oil and condensate . . . . . . . . . . . . . . . . . . .        17.0        7.5      37.7      23.2
   Natural gas liquids. . . . . . . . . . . . . . . . . . .         1.4         .5       3.1       1.3
   Other revenues - net . . . . . . . . . . . . . . . . . .         1.6                  1.8        .3
                                                                 ------     ------    ------    ------
      Total revenues. . . . . . . . . . . . . . . . . . . .      $ 66.8     $ 41.4   $ 156.4   $ 136.6
                                                                 ======     ======    ======    ======
Sales Volumes (a)
   Natural gas (MMcf) (b) . . . . . . . . . . . . . . . . .       9,083     16,258    63,536    51,667
   Oil and condensate (MBbl). . . . . . . . . . . . . . . .       1,018        487     2,236     1,523

Average Sales Price (a)
   Natural gas (per Mcf). . . . . . . . . . . . . . . . . .        1.61     $ 2.06   $  1.79   $  2.16
   Oil and condensate (per Bbl) . . . . . . . . . . . . . .       16.72      15.29     16.86     15.23

Data in Equivalent Energy Content (per Mcfe) (c)
   Production revenue . . . . . . . . . . . . . . . . . . .      $ 1.81     $ 2.13   $  1.96   $  2.21
   Production and operating costs (d) . . . . . . . . . . .         .36        .39       .41       .38
   Depreciation and amortization. . . . . . . . . . . . . .        1.07       1.06      1.07      1.05

Net Wells
   Drilled. . . . . . . . . . . . . . . . . . . . . . . . .          14         13        53        48
   Productive . . . . . . . . . . . . . . . . . . . . . . .           7          9        33        30

                                                                  Three Months Ended  Nine Months Ended
(a)   The separate results of EEX and DALEN are as follows:      September 30, 1995  September 30, 1995
                                                                 ------------------  ------------------
                                                                   EEX       DALEN      EEX      DALEN*
                                                                 ------     ------    ------     ------
      Operating Income (Loss)(in millions) . . . . . . . .       $ (2.9)    $  1.9   $  (7.0)   $   2.0
                                                                 ======     ======    ======     ======
      Revenues (in millions)
         Natural gas (b) . . . . . . . . . . . . . . . . .       $ 26.7     $ 20.1   $  86.2    $  27.6
         Oil and condensate. . . . . . . . . . . . . . . .          8.6        8.4      26.5       11.2
         Natural gas liquids and other revenues - net. . .          2.0        1.0       3.5        1.4
                                                                 ------     ------    ------     ------
            Total revenues . . . . . . . . . . . . . . . .       $ 37.3     $ 29.5   $ 116.2    $  40.2
                                                                 ======     ======    ======     ======
      Sales Volumes
         Natural gas (MMcf) (b). . . . . . . . . . . . . .       15,428     13,655    45,291     18,245
         Oil and condensate (MBbl) . . . . . . . . . . . .          514        504     1,570        666

      Average Sales Price
         Natural gas (per Mcf) . . . . . . . . . . . . . .       $ 1.73     $ 1.47   $  1.90    $  1.51
         Oil and condensate (per Bbl)  . . . . . . . . . .        16.85      16.59     16.91      16.74

      *From date of acquisition on June 8, 1995.
(b)   Excludes products purchased for resale.  Includes affiliated revenues and volumes.
(c)   Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals
      6.0 Mcfe.
(d)   Excludes related production, severance and ad valorem taxes.

                            ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
        Natural Gas Pipeline & Gathering, Processing and Marketing Operating Data (Unaudited)

                                                               Three Months Ended    Nine Months Ended
                                                                  Sepetmber 30         September 30
                                                              ------------------     ----------------
                                                                 1995     1994(d)      1995    1994(d)
                                                                 ----     ------       ----    ------
Operating Income (Loss)(in millions)
  Pipeline  . . . . . . . . . . . . . . . . . . . . . . . .     $  5.0   $           $ 34.5   $ 28.7
  Natural Gas Marketing . . . . . . . . . . . . . . . . . .         .2       .8         4.0      4.7
  Natural Gas Processing. . . . . . . . . . . . . . . . . .         .7      (.2)        3.2     (1.5)
                                                                ------   ------      ------   ------
   Total. . . . . . . . . . . . . . . . . . . . . . . . . .     $  5.9   $   .6      $ 41.7   $ 31.9
                                                                ======   ======      ======   ======
Revenues (in millions)
  Pipeline (a). . . . . . . . . . . . . . . . . . . . . . .     $ 33.6   $ 27.4      $116.9   $115.6
                                                                ------   ------      ------   ------
  Natural Gas Marketing
    On-System . . . . . . . . . . . . . . . . . . . . . . .       46.7     51.6       136.7    166.2
    Off-System. . . . . . . . . . . . . . . . . . . . . . .      135.1    251.7       421.6    583.3
                                                                ------   ------      ------   ------
     Total. . . . . . . . . . . . . . . . . . . . . . . . .      181.8    303.3       558.3    749.5
                                                                ------   ------      ------  -------
  Natural Gas Processing
    Natural gas liquids (b) . . . . . . . . . . . . . . . .       17.0     17.0        52.4     47.9
    Other(c). . . . . . . . . . . . . . . . . . . . . . . .        4.8      5.3        15.0     13.5
                                                                ------   ------      ------   ------
     Total. . . . . . . . . . . . . . . . . . . . . . . . .       21.8     22.3        67.4     61.4
                                                                ------   ------      ------   ------
     Total revenues . . . . . . . . . . . . . . . . . . . .     $237.2   $353.0      $742.6   $926.5
                                                                ======   ======      ======   ======
Volumes
  Pipeline throughput (Bcf) . . . . . . . . . . . . . . . .      130.9    114.7       417.2    419.8
                                                                ======   ======      ======   ======
  Natural Gas Marketing (Bcf)
    On-System . . . . . . . . . . . . . . . . . . . . . . .       26.8     25.8        77.5     78.6
    Off-System  . . . . . . . . . . . . . . . . . . . . . .       81.2    120.7       244.2    268.8
                                                                ------   ------      ------   ------
     Total. . . . . . . . . . . . . . . . . . . . . . . . .      108.0    146.5       321.7    347.4
                                                                ======   ======      ======   ======
  Natural Gas Processing (MBbl) . . . . . . . . . . . . . .      1,518    1,468       4,468    4,278
                                                                ======   ======      ======   ======
Average Sales Prices
  Natural Gas Marketing (per Mcf)
    On-System . . . . . . . . . . . . . . . . . . . . . . .     $ 1.74   $ 2.00      $ 1.76  $  2.12
    Off-System  . . . . . . . . . . . . . . . . . . . . . .       1.66     2.08        1.73     2.17
                                                                ------   ------      ------   ------
      Total . . . . . . . . . . . . . . . . . . . . . . . .     $ 1.68   $ 2.07      $ 1.74  $  2.16
                                                                ======   ======      ======  =======
  Natural Gas Liquids (per Bbl)(b). . . . . . . . . . . . .     $11.22   $11.61      $11.73  $ 11.19
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

                            ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                         Natural Gas Distribution Operating Data (Unaudited)


                                                              Three Months Ended  Nine Months Ended
                                                                 September 30        September 30
                                                               -----------------   ---------------
                                                                 1995     1994(b)   1995     1994(b)
                                                                -----    ------    -----    ------
Operating Income (Loss)(in millions). . . . . . . . . . . .     $ (1.6)  $ (6.4)   $ 34.6   $ 21.1
                                                                ======   ======    ======   ======
Natural Gas Sales Revenues by Customer (in millions)
  Residential & commercial. . . . . . . . . . . . . . . . .     $ 95.8   $ 95.5    $547.7   $536.3
  Industrial. . . . . . . . . . . . . . . . . . . . . . . .       10.5     11.4      43.1     46.9
  Electric generation . . . . . . . . . . . . . . . . . . .       21.2     17.4      34.5     33.4
                                                                ------   ------    ------   ------
   Total gas sales revenues . . . . . . . . . . . . . . . .      127.5    124.3     625.3    616.6

Gas transportation revenues(a). . . . . . . . . . . . . . .        2.7      2.7       8.5      8.5
Other revenues. . . . . . . . . . . . . . . . . . . . . . .        2.3      2.4       6.7      6.6
                                                                ------   ------    ------   ------
       Total revenues . . . . . . . . . . . . . . . . . . .     $132.5   $129.4    $640.5   $631.7
                                                                ======   ======    ======   ======
Natural Gas Sales Volumes by Customer (Bcf)
  Residential & commercial. . . . . . . . . . . . . . . . .       13.2     13.2      86.3     89.9
  Industrial. . . . . . . . . . . . . . . . . . . . . . . .        2.5      2.7      10.4     11.3
  Electric generation . . . . . . . . . . . . . . . . . . .        5.3      4.3       8.4      8.1
                                                                ------   ------    ------   ------
   Total gas sales volumes. . . . . . . . . . . . . . . . .       21.0     20.2     105.1    109.3
                                                                ======   ======    ======   ======
Natural Gas Sales Revenues (per Mcf)
  Residential & commercial. . . . . . . . . . . . . . . . .     $ 7.29   $ 7.22    $ 6.35   $ 5.97
  Industrial. . . . . . . . . . . . . . . . . . . . . . . .       4.20     4.18      4.14     4.13
  Electric generation . . . . . . . . . . . . . . . . . . .       3.99     4.08      4.12     4.15

Natural Gas Purchase Cost (per Mcf) . . . . . . . . . . . .     $ 4.14   $ 4.29    $ 4.18   $ 4.03

(a)  Transportation volumes are included in Natural Gas Pipeline & Gathering, Processing and Marketing
     statistics.
(b)  1994 amounts have been restated for the realignment of business segments.

                         PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        On October 30, 1995, a lawsuit was filed in the Supreme Court of Western Australia by Woodside Petroleum Ltd. and its joint venture partners against the Corporation, a former subsidiary of the Corporation and others. Plaintiffs seek damages of approximately $18 million from the Corporation based on an indemnity arrangement and approximately $208 million from the other defendants for alleged breaches of contract and breaches of a trade practice act, all in connection with the construction of an offshore gas and condensate drilling production platform. The current owner of the former subsidiary has notified the Corporation that it also intends to seek indemnification from the Corporation. The Corporation has just begun its review of the relevant documents and facts in order to determine the extent, if any, of its potential liability in the lawsuit.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            15    Letter of Deloitte & Touche LLP dated
                  October 30, 1995, regarding unaudited
                  interim financial statements.

            23.1 Consent of Deloitte & Touche LLP (included in Exhibit 15.)


        (b) Reports on Form 8-K

                  No reports were filed on Form 8-K for the three months ended September 30, 1995.

                                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENSERCH Corporation
                                                   (Registrant)



Date: November 13, 1995                By     /s/ M. E. Rescoe
                                           ---------------------------
                                           M. E. Rescoe, Senior Vice
                                            President, Finance and
                                           Chief Financial Officer




Date: November 13, 1995                By     /s/ J. W. Pinkerton
                                           ---------------------------
                                                 J. W. Pinkerton,
                                           Vice President and Controller,
                                             Chief Accounting Officer