Form 10-Q
period 1996-03-31
ENSERCH CORP
filed 1996-05-14
CIK 33015

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 (Mark One)

 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      ______________TO_______________


 Commission File No. 1-3183



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



    Number of shares of Common Stock of Registrant outstanding as of May 13, 1996: 68,862,559

                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                                            Three Months Ended
                                                                                 March 31
                                                                        --------------------------
                                                                          1996              1995
                                                                          ----              ----
                                                                           (In thousands except
                                                                             per share amounts)
Revenues
  Natural gas and oil exploration and production . . . . . . . .        $ 75,411          $ 41,661
  Natural gas pipeline & GPM . . . . . . . . . . . . . . . . . .         344,896           269,616
  Natural gas distribution . . . . . . . . . . . . . . . . . . .         362,325           363,245
  Power and other. . . . . . . . . . . . . . . . . . . . . . . .           7,866             8,591
  Less intercompany revenues . . . . . . . . . . . . . . . . . .        (111,855)          (70,472)
                                                                        --------          --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .         678,643           612,641
                                                                        --------          --------
Costs and Expenses
  Gas purchase . . . . . . . . . . . . . . . . . . . . . . . . .         422,318           395,356
  Operating expenses . . . . . . . . . . . . . . . . . . . . . .         110,889            92,829
  Depreciation and amortization. . . . . . . . . . . . . . . . .          46,401            31,215
  Gross receipts and production taxes. . . . . . . . . . . . . .          17,938            16,423
  Payroll, ad valorem and other taxes. . . . . . . . . . . . . .          10,705             9,286
                                                                        --------          --------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .         608,251           545,109
                                                                        --------          --------
Operating Income. . . . . . . . .  . . . . . . . . . . . . . . .          70,392            67,532
Other Income (Expense) - Net. . .  . . . . . . . . . . . . . . .            (782)             (882)
Interest and Other Financing Costs . . . . . . . . . . . . . . .         (22,656)          (17,586)
                                                                        --------          --------
Income before Income Taxes and Minority Interest . . . . . . . .          46,954            49,064
Income Taxes. . . . . . . . . . .  . . . . . . . . . . . . . . .          17,170            18,121
Minority Interest . . . . . . . .  . . . . . . . . . . . . . . .               7               127
                                                                        --------          --------
Net Income. . . . . . . . . . . .  . . . . . . . . . . . . . . .          29,777            30,816
Provision for Dividends on Preferred Stock . . . . . . . . . . .           2,759             3,036
                                                                        --------          --------
Earnings Applicable to Common Stock  . . . . . . . . . . . . . .        $ 27,018          $ 27,780
                                                                        ========          ========
Per Share of Common Stock
  Earnings applicable to common stock  . . . . . . . . . . . . .        $    .39          $    .41
                                                                        ========          ========
  Cash dividends declared. . . . . . . . . . . . . . . . . . . .        $    .05          $    .05
                                                                        ========          ========
Average Common and Dilutive Common
  Equivalent Shares Outstanding. . . . . . . . . . . . . . . . .          68,475            68,140
                                                                        ========          ========

Operating Income (Loss) of Major Businesses
  Natural gas and oil exploration and production . . . . . . . .        $  4,588          $    356
  Natural gas pipeline & GPM
     Pipeline. . . . . . . . . . . . . . . . . . . . . . . . . .          33,479            29,703
     Gas marketing . . . . . . . . . . . . . . . . . . . . . . .         (11,629)            3,738
     Gas processing. . . . . . . . . . . . . . . . . . . . . . .           3,954               898
  Natural gas distribution . . . . . . . . . . . . . . . . . . .          42,227            34,634
  Power and other. . . . . . . . . . . . . . . . . . . . . . . .            (292)              273

See accompanying Notes.

                                       ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                         CONDENSED STATEMENTS OF CONSOLIDATED
                                                CASH FLOWS (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      March 31
                                                                               -----------------------
                                                                                 1996           1995
                                                                                 ----           ----
                                                                                    (In thousands)
OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 29,777       $ 30,816
  Depreciation and amortization. . . . . . . . . . . . . . . . .                 46,401         31,215
  Deferred income-tax expense. . . . . . . . . . . . . . . . . .                 15,512         17,797
  Recoveries of gas-purchase contract settlements. . . . . . . .                  5,462         19,975
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,179          7,051
  Changes in current operating assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . . . .                (23,019)        41,557
    Other current assets . . . . . . . . . . . . . . . . . . . .                  7,721         59,549
    Accounts payable . . . . . . . . . . . . . . . . . . . . . .                 (7,641)       (53,541)
    Other current liabilities. . . . . . . . . . . . . . . . . .                 13,671        (18,627)
                                                                               --------       --------
    Net cash flows from operating activities . . . . . . . . . .                 90,063        135,792
                                                                               --------       --------
INVESTING ACTIVITIES
  Additions to property, plant and equipment . . . . . . . . . .                (51,239)       (65,783)
  Sales and retirements of property, plant and equipment . . . .                 15,468          2,302
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (27,016)       (35,065)
                                                                               --------       --------
    Net cash flows used for investing activities . . . . . . . .                (62,787)       (98,546)
                                                                               --------       --------
FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings . .                (34,313)       (39,521)
  Borrowings under EEX bank revolving credit agreement . . . . .                 55,000
  Retirement of EEX bank revolving credit agreement. . . . . . .                (20,000)
  Retirement of senior long-term debt. . . . . . . . . . . . . .                   (330)          (170)
  Change in advances under lease arrangements. . . . . . . . . .                (12,233)        (1,152)
  Change in assignments of future gas purchase credits . . . . .                                (4,790)
  Issuance of ENSERCH common stock . . . . . . . . . . . . . . .                    672          1,003
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . .                 (6,231)        (6,384)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     49
                                                                               --------       --------
    Net cash flows used for financing activities . . . . . . . .                (17,386)       (51,014)
                                                                               --------       --------
Net Cash Flows from (used for) Discontinued Operations . . . . .                 (6,276)        14,218
                                                                               --------       --------
Net Increase in Cash and Equivalents . . . . . . . . . . . . . .                  3,614            450
Cash and Equivalents at Beginning of Period. . . . . . . . . . .                  8,561          9,811
                                                                               --------       --------
Cash and Equivalents at End of Period. . . . . . . . . . . . . .               $ 12,175       $ 10,261
                                                                               ========       ========


See accompanying Notes.

                                         ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (March 31, 1996 Unaudited)


                                                                         March 31        December 31
                                                                            1996             1995
                                                                        ---------        -----------
                                                                               (In thousands)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . . . . . . . . . . .       $   12,175         $    8,561
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . .          317,925            296,178
  Gas stored underground . . . . . . . . . . . . . . . . . . . .           80,450            107,633
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          138,333            121,544
                                                                       ----------         ----------
    Total current assets . . . . . . . . . . . . . . . . . . . .          548,883            533,916
                                                                       ----------         ----------
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . .           71,656             64,974
                                                                       ----------         ----------
Property, Plant and Equipment (full-cost
  method for gas and oil properties) . . . . . . . . . . . . . .        4,442,088          4,414,189
  Less accumulated depreciation and amortization . . . . . . . .        1,727,369          1,687,409
                                                                       ----------         ----------
    Net property, plant and equipment. . . . . . . . . . . . . .        2,714,719          2,726,780
                                                                       ----------         ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . .           62,431             55,424
                                                                       ----------         ----------
         Total . . . . . . . . . . . . . . . . . . . . . . . . .       $3,397,689         $3,381,094
                                                                       ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Commercial paper and other short-term borrowings . . . . . . .       $  152,687         $  187,000
  Current portion of senior long-term debt . . . . . . . . . . .           14,829             14,760
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          300,930            329,844
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . .           17,282             22,436
  Other current liabilities. . . . . . . . . . . . . . . . . . .          128,733            123,212
  Liabilities for discontinued operations. . . . . . . . . . . .           37,695             42,120
                                                                       ----------         ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .          652,156            719,372
                                                                       ----------         ----------
Senior Long-term Debt. . . . . . . . . . . . . . . . . . . . . .          905,150            870,476
                                                                       ----------         ----------
Convertible Subordinated Debentures. . . . . . . . . . . . . . .           90,750             90,750
                                                                       ----------         ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . .          292,451            277,076
                                                                       ----------         ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . .          231,781            222,804
                                                                       ----------         ----------
Mandatorily Redeemable Preferred Securities of Subsidiary of EEX          150,000            150,000
                                                                       ----------         ----------
Minority Interest in Subsidiaries. . . . . . . . . . . . . . . .          156,733            156,434
                                                                       ----------         ----------
Shareholders' Equity
  Adjustable rate preferred stock. . . . . . . . . . . . . . . .          175,000            175,000
                                                                       ----------         ----------
  Common shareholders' equity
    Common stock (100,000 shares authorized;
      68,644 and 68,516 shares outstanding). . . . . . . . . . .          305,467            304,897
    Paid in capital. . . . . . . . . . . . . . . . . . . . . . .          340,316            338,857
    Retained earnings. . . . . . . . . . . . . . . . . . . . . .          100,547             76,941
    Foreign currency translation adjustment. . . . . . . . . . .               48
    Unamortized restricted stock compensation. . . . . . . . . .           (2,710)            (1,513)
                                                                       ----------         ----------
      Common shareholders' equity. . . . . . . . . . . . . . . .          743,668            719,182
                                                                       ----------         ----------
        Shareholders' equity . . . . . . . . . . . . . . . . . .          918,668            894,182
                                                                       ----------         ----------
         Total . . . . . . . . . . . . . . . . . . . . . . . . .       $3,397,689         $3,381,094
                                                                       ==========         ==========

See accompanying Notes.

              ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
          Notes to Condensed Consolidated Financial Statements



1. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the periods, including common equivalent shares when dilutive. Fully diluted earnings per share are not presented since the assumed exercise of stock options and conversion of debentures would not be dilutive.

2. On April 15, 1996, ENSERCH Corporation announced that it had entered into a definitive agreement with Texas Utilities Company providing for a strategic business combination. The merger would be preceded by the distribution of ENSERCH's 83.4% interest in Enserch Exploration, Inc. to the ENSERCH shareholders.

3. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.
   Certain prior-period amounts have been reclassified to conform to the 1996 presentation.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

  We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of March 31, 1996, and the related condensed statements of consolidated income and cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of December 31, 1995, and the related statements of consolidated income, cash flows and common shareholders' equity for the year then ended (not presented herein); and in our report dated February 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
May 1, 1996

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


CONSOLIDATED RESULTS - ENSERCH Corporation's earnings applicable to common stock for the first quarter of 1996 were $27 million ($.39 per share), compared with $28 million ($.41 per share) for the 1995 first quarter. Revenues for the first quarter increased to $679 million from $613 million for the first quarter last year. Operating income for the first three months of 1996 was $70 million versus $68 million for the first quarter of 1995. The natural gas and oil exploration and production and the natural gas distribution segments both had meaningful improvements in operating income; however, a negative margin from gas marketing activities caused first-quarter operating results for the natural gas pipeline & GPM segment to be significantly lower than for the first quarter last year.

First-quarter interest and other financing costs of $23 million were $5 million higher than for the first quarter last year, primarily due to outstanding debt incurred by Enserch Exploration, Inc. (EEX) to finance a major acquisition of properties in mid-1995.

NATURAL GAS AND OIL EXPLORATION AND PRODUCTION - Operating income from exploration and production operations, which are conducted through EEX, was $4.6 million for the first quarter of 1996, a significant improvement from the $.4 million for the first quarter last year. First-quarter revenues rose to $75 million from $42 million for the first quarter of 1995, reflecting a $22 million increase in natural-gas revenues and an $11 million increase in oil and other revenues. Natural-gas sales volumes increased to 25 billion cubic feet (Bcf) for the first quarter of 1996, compared with 14 Bcf sold during the 1995 first quarter, with the increase primarily attributable to properties acquired in 1995. The average price received for natural gas for the first quarter was $2.17 per thousand cubic feet (Mcf), compared with $2.22 per Mcf for the year earlier. Oil sales volumes of 1.1 million barrels were more than double the first quarter last year due to production from acquired properties and start-up of production from the Cooper project in the Garden Banks area in the Gulf of Mexico. Oil sales for the first quarter averaged $17.90 per barrel versus $16.79 per barrel for the first quarter last year.

Operating expenses for the first quarter of 1996 totaled $71 million versus $41 million for the first quarter of 1995. About $21 million of the increase is attributable to production costs, depreciation and amortization and production and ad valorem taxes associated with operating properties acquired in 1995, and some $7 million of the increase is related to direct costs of the Cooper project. Lower amortization expense as a result of a decline in production from all other properties mostly offset increases in other expense categories.

Losses from the Cooper project during ramp-up of production detracted
$4.5 million from operating results for the first quarter this year. Some operating costs and amortization vary with production, but other costs and the equipment lease costs are essentially fixed and will decline on a per unit basis as production increases. Operating results from the Cooper project are expected to improve as production begins from additional development wells and the related equipment lease and other fixed costs are spread over greater production. Based on current prices, the Cooper project is expected to reach breakeven operating income levels near the end of the second quarter this year.

EEX manages a portion of the risk associated with fluctuations in the price of natural gas and oil through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. In total, gas and oil price hedging activities reduced revenues for the first quarter of 1996 by $5.7 million but increased revenues by $2.9 million in the first quarter of 1995. At March 31, 1996, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1996 to exchange payments on 5.2 Bcf of natural gas and 1.2 million barrels of oil. At March 31, 1996, there were $2.2 million of net unrealized and unrecognized hedging costs based on the difference between the strike price and the NYMEX futures price for the applicable trading month. In addition, there were $1.5 million of costs on hedging activities which were deferred and will be applied as a reduction in revenues in the month of physical sale of production.

At year-end 1995 and March 31, 1996, ENSERCH's full-cost ceiling amount attributable to properties acquired in 1995 exceeded the unamortized cost of producing properties acquired by some $19 million and $29 million, respectively, but at June 30 and September 30, 1995, the ceiling amount was significantly less than the unamortized capitalized costs. ENSERCH believes that the acquired properties have significant exploration and development potential and that the unamortized cost of the gas and oil properties acquired is recoverable from future production. Gas and oil prices are subject to seasonal and other fluctuations. A decline in prices from March 1996 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income under the full-cost accounting method cost center ceiling limitation. The Securities and Exchange Commission has granted a waiver of the full-cost ceiling limitation on these properties through June 30, 1996.

EEX is currently offering its Rocky Mountain area properties for sale. These properties were mostly acquired as part of the major acquisition in 1995 and are being offered for sale because they are not within the core area of EEX's other properties. Total reserves for the Rocky Mountain properties at January 1, 1996, as estimated by DeGolyer and MacNaughton, independent petroleum consultants, were 223 billion cubic feet of natural gas equivalent
(Bcfe), of which 169 Bcfe were proved. Production from these properties in 1995 averaged 40 million cubic feet of natural-gas equivalent per day. The sale of these properties is expected to be concluded around mid-year 1996. EEX intends to use the proceeds from the sale to reduce debt.

NATURAL GAS PIPELINE & GPM - Operating income from the natural gas pipeline & GPM segment for the first quarter this year was $26 million versus

$34 million for the first quarter of 1995. Operating results for pipeline and gas processing operations were higher than for the prior first quarter; however, losses incurred from gas marketing operations more than offset these improvements.

Pipeline operations, which are conducted through Lone Star Pipeline Company, had operating income of $33 million, a 13% increase over the prior year's results of $30 million. Pipeline revenues for the first quarter this year of $60 million were $8.7 million (17%) higher than for the first quarter of 1995, with more than half of the revenue improvement attributable to greater volumes transported to Lone Star Gas Company for delivery to residential and commercial customers. Heating degree days for this year's first quarter were about normal but were 26% higher than for the first quarter of 1995. Pipeline throughput for the first quarter totaled 183 Bcf, 20% greater than the year-earlier period. The revenue improvement was partially offset by a $4.0 million increase in the cost of gas lost in transmission and slightly higher operating expenses.

Gas marketing operations, which are conducted through Enserch Energy Services, Inc. (EES), had a first quarter operating loss of $11.6 million versus operating income of $3.7 million for the first quarter of 1995, with the poor results precipitated by unusual weather patterns and the resulting markets. The negative margin on gas sales for the first quarter of 1996 was $5.6 million versus a positive margin of $7.5 million for the 1995 first quarter. Natural gas marketing sales volumes declined 10% from the first quarter of 1995 primarily due to the decision to de-emphasize some wholesale marketing, but revenues were up 30% due to higher gas prices. Operating expenses of $6.2 million were $2.4 million higher than in the first quarter last year, principally reflecting costs associated with operations acquired in 1995.

As part of its natural gas marketing activities, EES enters into forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including swaps, options, futures and other contractual arrangements. These activities involve price commitments into the future and, therefore, give rise to market risk. At March 31, 1996, natural gas marketing operations had net commitments to purchase approximately 2.2 Bcf of natural gas through the year 1998 with offsetting net financial positions to sell approximately 1.8 Bcf, including commitments to purchase approximately
5.2 Bcf from EEX and financial positions to sell the same quantity. There was a net unrealized and unrecognized gain of $3.8 million at March 31, 1996 on these contracts.

First-quarter operating income for natural gas processing operations of Enserch Processing Company rose substantially from $.9 million in the first quarter last year to $3.9 million, reflecting an improvement in plant margin and a higher margin on gas purchased for resale. NGL sales volumes for the first quarter totaled 1.6 million barrels, 16% higher than in the 1995 first quarter due to changes in inventory levels. Production volumes were virtually unchanged from the 1995 first quarter. The average sales price per barrel for the first quarter of $13.30 was up 9% from the first quarter last year.

NATURAL GAS DISTRIBUTION - Operating income for Lone Star Gas Company for the first quarter of $42 million was $7.6 million (22%) higher than the first quarter last year, with gas sales margin up $9.6 million (11%) from the year-ago period. The increase in margin reflects residential and commercial rate improvements and near normal heating weather this year versus the first quarter of 1995, which experienced unusually mild winter weather. A significant reduction in the cost of gas lost in transmission also contributed to the margin improvement. Total gas sales volumes for the first quarter increased 11% from the 1995 first quarter, with sales volumes to residential and commercial customers up 14% from last year. Operating expenses of $60 million were $2.7 million higher than for the 1995 first quarter, principally due to increased employee compensation and benefit costs.

POWER AND OTHER - ENSERCH's power and other activities had an operating loss for the first quarter of $.3 million, compared with operating income of $.3 million for the first quarter last year.

LIQUIDITY AND FINANCIAL RESOURCES - Operating activities for the first quarter of 1996 provided net cash flows of $90 million, compared with $136 million for the first quarter of 1995. Income before depreciation and amortization and deferred income taxes for the first quarter was $12 million higher than for the first quarter of 1995; however, recoveries of producer settlements, which are now substantially complete, were $15 million less than the year-earlier period, and changes in current operating assets and liabilities required cash of $9 million in the first quarter this year but provided $29 million in the first quarter last year.

Investing activities required net cash flows of $63 million versus $99 million in the first quarter of 1995, primarily due to a lower level of capital spending for exploration and production operations. Also, proceeds from sales and retirements of property, plant and equipment provided $15 million in the first quarter this year versus $2 million in the 1995 first quarter.

As a percentage of total capitalization, common shareholders' equity plus minority interest in subsidiaries was 40.3% at March 31, 1996, virtually unchanged from year-end 1995. EEX intends to use the proceeds from the sale of its Rocky Mountain area properties to reduce its debt. At March 31, 1996, the current ratio was .84 versus .74 at December 31, 1995.

ENSERCH has bank lines in the form of a three-year revolving agreement totaling $600 million, all unused at March 31, 1996. In addition, EEX has a $350 million four-year revolving credit agreement, $155 million of which was unused at March 31, 1996.

Planned property, plant and equipment additions for 1996 total $296 million, including $187 million for EEX, $43 million for natural gas pipeline & GPM, $64 million for natural gas distribution and $2 million for other requirements. The planned expenditures are expected to be funded from internal cash flow and external financings as required.

RECENT EVENT - On April 15, 1996, ENSERCH announced that it had entered into a definitive agreement with Texas Utilities Company (TUC) to merge. As a result of this strategic action, the ENSERCH business units Lone Star Gas Company and Lone Star Pipeline Company, the local distribution and pipeline companies of ENSERCH, and other businesses will become a part of TUC. TUC will acquire these operations for $1.7 billion, composed of the issuance of approximately $550 million of TUC common stock and the assumption of approximately $1.15 billion of net debt and preferred stock. Prior to the merger, ENSERCH's 83.4% interest in its subsidiary, EEX, will be spun off to ENSERCH shareholders.

Within a range of a 10% variation above or below the April 12 closing price of TUC common stock ($39.625 per share), the ENSERCH shareholder will receive sufficient shares of TUC common stock to provide $8.00 of value. Above or below the 10% threshold, the value received will move up or down with the price of TUC common stock. The value of the interest in EEX to be received, estimated based on EEX's April 12 closing price of $10.25 to be approximately $15.68 per ENSERCH share, and the value of the TUC shares to be received represented a total estimated value of $23.68 per share on April 12. The final value can not be determined until closing.

The agreement is subject to approval by ENSERCH shareholders and the Securities and Exchange Commission under the Public Utilities Holding Companies Act of 1935, a filing with the Railroad Commission of Texas and the requisite notifications with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The agreement is also subject to a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution of EEX shares.


                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
               Natural Gas and Oil Exploration and Production Operating Data (Unaudited)



                                                                     Three Months Ended
                                                                          March 31
                                                                   -------------------------
                                                                      1996           1995
                                                                      ----           ----
Operating Income (in millions) . . . . . . . . . . . . . .           $  4.6         $   .4
                                                                     ======         ======
Revenues (in millions) . . . . . . . . . . . . . . . . . .           $ 75.4         $ 41.7
                                                                     ======         ======
Sales Volumes
  Natural gas (MMcf) . . . . . . . . . . . . . . . . . . .           24,971         14,361
  Oil and condensate (MBbls) . . . . . . . . . . . . . . .            1,082            533

Average Sales Price
  Natural gas (per Mcf). . . . . . . . . . . . . . . . . .           $ 2.17         $ 2.22
  Oil and condensate (per Bbl) . . . . . . . . . . . . . .            17.90          16.79

Net Wells
  Drilled  . . . . . . . . . . . . . . . . . . . . . . . . .             18             15
  Productive . . . . . . . . . . . . . . . . . . . . . . . .             17             10

Data in Equivalent Energy Content (per Mcfe)(a)
  Production revenue . . . . . . . . . . . . . . . . . . . .         $ 2.31         $ 2.32
  Production and operating costs (b) . . . . . . . . . . . .            .63            .50
  Depreciation and amortization  . . . . . . . . . . . . . .           1.01           1.07

(a)  Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0 Mcfe.
(b)  Excludes related production, severance and ad valorem taxes.

   OPERATING INCOME RECONCILIATION FROM EEX TO ENSERCH SEGMENT

                                                                       Three Months Ended
                                                                            March 31
                                                                    -------------------------
                                                                       1996           1995
                                                                      ------         ------
Operating income of EEX. . . . . . . . . . . . . . . . . . .          $  5.7         $   .6
Amortization of costs capitalized by ENSERCH not incurred
 by EEX. . . . . . . . . . . . . . . . . . . . . . . . . . .                            (.1)
Effects of intercompany lease transactions . . . . . . . . .            (1.0)
Activities not conducted through EEX . . . . . . . . . . . .             (.1)           (.1)
                                                                      ------         ------
Operating income of ENSERCH's natural gas and oil
  exploration and production segment . . . . . . . . . . . .          $  4.6         $   .4
                                                                      ======         ======


                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
            Natural Gas Pipeline & Gathering, Processing and Marketing Operating Data (Unaudited)



                                                                    Three Months Ended
                                                                         March 31
                                                                 -------------------------
                                                                    1996           1995
                                                                   ------         ------
Operating Income (Loss)(in millions)
  Pipeline. . . . . . . . . . . . . . . . . . . . . . . .          $ 33.5         $ 29.7
  Natural Gas Marketing . . . . . . . . . . . . . . . . .           (11.6)           3.7
  Natural Gas Processing. . . . . . . . . . . . . . . . .             3.9             .9
                                                                   ------         ------
     Total. . . . . . . . . . . . . . . . . . . . . . . .          $ 25.8         $ 34.3
                                                                   ======         ======
Revenues (in millions)
  Pipeline (a). . . . . . . . . . . . . . . . . . . . . .          $ 59.8         $ 51.1
  Natural Gas Marketing . . . . . . . . . . . . . . . . .           252.4          194.1
  Natural Gas Processing - Natural gas liquids (b). . . .            21.0           16.5
  Other (c) . . . . . . . . . . . . . . . . . . . . . . .            11.7            7.9
                                                                   ------         ------
     Total revenues. . . . . . . . . . . . . . . .  . . .          $344.9         $269.6
                                                                   ======         ======
Volumes
  Pipeline throughput (Bcf) . . . . . . . . . . . . . . .           182.7          152.8
  Natural Gas Marketing (Bcf) . . . . . . . . . . . . . .            97.6          109.0
  Natural Gas Processing (MMBbls) . . . . . . . . . . . .             1.6            1.4

Average Sales Prices
  Natural Gas Marketing (per Mcf) . . . . . . . . . . . .          $ 2.59         $ 1.80
  Natural Gas Liquids (per Bbl) . . . . . . . . . . . . .           13.30          12.15

(a) Includes transportation services for affiliates and third-parties and other miscellaneous revenues.
(b) Represents revenues from sales of plant production.
(c) Includes revenues from natural-gas products purchased for resale, gathering fees and other miscellaneous revenues.

                                   ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                 Natural Gas Distribution Operating Data (Unaudited)



                                                                   Three Months Ended
                                                                        March 31
                                                               --------------------------
                                                                  1996            1995
                                                                  ----            ----
Operating Income (in millions) . . . . . . . . . . . . .         $ 42.2          $ 34.6
                                                                 ======          ======
Natural Gas Sales Revenues by Customer (in millions)
  Residential & commercial . . . . . . . . . . . . . . .         $334.7          $328.2
  Industrial . . . . . . . . . . . . . . . . . . . . . .           11.2            20.0
  Electric generation. . . . . . . . . . . . . . . . . .           10.4             9.7
                                                                 ------          ------
    Total gas sales revenues . . . . . . . . . . . . . .          356.3           357.9
Gas transportation revenues (a). . . . . . . . . . . . .            3.7             3.1
Other revenues . . . . . . . . . . . . . . . . . . . . .            2.3             2.2
                                                                 ------          ------
    Total revenues . . . . . . . . . . . . . . . . . . .         $362.3          $363.2
                                                                 ======          ======
Natural Gas Sales Volumes by Customer (Bcf)
  Residential & commercial . . . . . . . . . . . . . . .           62.2            54.3
  Industrial . . . . . . . . . . . . . . . . . . . . . .            3.0             4.9
  Electric generation. . . . . . . . . . . . . . . . . .            2.8             2.3
                                                                 ------          ------
    Total gas sales volumes. . . . . . . . . . . . . . .           68.0            61.5
                                                                 ======          ======
Natural Gas Sales Revenues (per Mcf)
  Residential & commercial . . . . . . . . . . . . . . .         $ 5.38          $ 6.04
  Industrial . . . . . . . . . . . . . . . . . . . . . .           3.74            4.07
  Electric generation. . . . . . . . . . . . . . . . . .           3.64            4.31

Natural Gas Purchase Cost (per Mcf). . . . . . . . . . .         $ 3.74          $ 4.20

Heating Degree Days. . . . . . . . . . . . . . . . . . .          1,458           1,158

(a) Represents the portion of transportation revenues attributable to the distribution system.  Related volumes are included within Natural Gas Pipeline & Gathering, Processing and Marketing statistics.

                            PART II.  OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

       (a)  The Annual Meeting of Shareholders was held on May 14, 1996.  All of the nominees for director, as listed in the Corporation's proxy statement, were elected with the following vote:
                                   Shares                           Broker
                                    Voted           Shares           Non-
                                    "For"         "Withheld"         Votes
                                 ----------       ----------        --------
         D. W. Biegler           58,012,031        427,894               0
         Frederick S. Addy       58,049,668        390,257               0
         B. A. Bridgewater, Jr.  58,043,610        396,315               0
         Odie C. Donald          58,021,603        418,322               0
         Marvin J. Girouard      58,039,440        400,485               0
         J. M. Haggar, Jr.       58,016,857        423,068               0
         Thomas W. Luce, III     58,032,828        407,097               0
         W. C. McCord            57,925,470        514,455               0
         Diana S. Natalicio      58,042,873        397,052               0

        The appointment of Deloitte & Touche LLP as independent auditors of the Corporation was approved by the following vote:

                 Shares           Shares                           Broker
                  Voted            Voted           Shares           Non-
                  "For"          "Against"      "Abstaining"        Votes

               58,095,932         152,124         191,870               0

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

            EXHIBIT (15) - Letter of Deloitte & Touche LLP dated
                           May 14, 1996, regarding unaudited
                           interim financial statements.

       (b) Reports on Form 8-K

           Current Report on Form 8-K dated January 16, 1996. (News Release dated January 16, 1996: Fourth Quarter Indications; Progress on Deep Water Projects.)

           Current Report on Form 8-K dated March 26, 1996. (Rights Agreement dated March 26, 1996 between ENSERCH Corporation and Harris Trust Company of New York.)

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ENSERCH Corporation
                                                     (Registrant)



  Date:  May 14, 1996                        By     /s/ M. E. Rescoe
                                            ---------------------------
                                             M. E. Rescoe, Senior Vice
                                               President, Finance and
                                               Chief Financial Officer




  Date:  May 14, 1996                        By     /s/ J. W. Pinkerton
                                            ---------------------------
                                                 J. W. Pinkerton,
                                           Vice President and Controller,
                                             Chief Accounting Officer