Form 10-Q
period 1996-06-30
ENSERCH CORP
filed 1996-08-13
CIK 33015

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _______________TO_________________


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




        Number of shares of Common Stock of Registrant outstanding as of August 12, 1996: 69,387,327.

                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                                 Three Months Ended       Six Months Ended
                                                                      June 30                  June 30
                                                                 ------------------      -----------------
                                                                   1996       1995       1996        1995
                                                                   ----       ----       ----        ----
                                                                   (In thousands except per share amounts)
Revenues
   Natural gas and oil exploration and production. . . . . .     $ 84,936  $ 47,987   $ 160,347  $  89,648
   Natural gas pipeline & GPM. . . . . . . . . . . . . . . .      224,320   232,897     569,216    502,513
   Natural gas distribution. . . . . . . . . . . . . . . . .      140,943   144,736     503,268    507,981
   Power and other . . . . . . . . . . . . . . . . . . . . .        9,387     8,933      17,253     17,524
   Less intercompany revenues. . . . . . . . . . . . . . . .      (44,431)  (38,393)   (156,286)  (108,865)
                                                                 -------- ---------    --------  ---------
       Total . . . . . . . . . . . . . . . . . . . . . . . .      415,155   396,160   1,093,798  1,008,801
                                                                 -------- ---------   ---------  ---------
Costs and Expenses
   Gas purchase. . . . . . . . . . . . . . . . . . . . . . .      211,495   240,315     633,813    635,671
   Operating expenses. . . . . . . . . . . . . . . . . . . .      116,196    98,316     227,085    191,145
   Depreciation and amortization . . . . . . . . . . . . . .       48,805    38,543      95,206     69,758
   Gross receipts and production taxes . . . . . . . . . . .       13,571    12,961      31,509     29,384
   Payroll, ad valorem and other taxes . . . . . . . . . . .       10,013     9,963      20,718     19,249
                                                                 -------- ---------   ---------  ---------
       Total . . . . . . . . . . . . . . . . . . . . . . . .      400,080   400,098   1,008,331    945,207
                                                                 -------- ---------   ---------  ---------
Operating Income (Loss). . . . . . . . . . . . . . . . . . .       15,075    (3,938)     85,467     63,594
Other Income (Expense) - Net . . . . . . . . . . . . . . . .       (1,868)       66      (2,650)      (816)
Interest and Other Financing Costs . . . . . . . . . . . . .      (23,605)  (18,919)    (46,261)   (36,505)
                                                                 --------  --------   ---------  ---------
Income (Loss) Before Income Taxes and Minority Interest. . .      (10,398)  (22,791)     36,556     26,273
Income Taxes (Benefit) . . . . . . . . . . . . . . . . . . .       (4,580)   (8,231)     12,590      9,890
Minority Interest. . . . . . . . . . . . . . . . . . . . . .          883        72         890        199
                                                                 --------  --------   ---------  ---------
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . .       (6,701)  (14,632)     23,076     16,184
Provision for Dividends on Preferred Stock . . . . . . . . .        2,817     2,981       5,576      6,017
                                                                 --------  --------   ---------  ---------
Earnings (Loss) Applicable to Common Stock . . . . . . . . .     $ (9,518) $(17,613)  $  17,500   $ 10,167
                                                                 ========  ========   =========  =========
Per Share of Common Stock
   Earnings (loss) applicable to common stock. . . . . . . .     $   (.14) $   (.26)  $     .25   $    .15
                                                                 ========  ========   =========  =========
   Cash dividends declared . . . . . . . . . . . . . . . . .     $    .05  $    .05   $     .10   $    .10
                                                                 ========  ========   =========  =========
Average Common and Dilutive Common
  Equivalent Shares Outstanding. . . . . . . . . . . . . . .       68,886    68,198      68,875     68,233
                                                                 ========  ========   =========  =========
Operating Income (Loss) of Major Businesses
  Natural gas and oil exploration and production . . . . . .     $ 13,213  $ (4,346)  $  17,801   $ (3,990)
  Natural gas pipeline & GPM
    Pipeline . . . . . . . . . . . . . . . . . . . . . . . .       (1,784)     (179)     31,695     29,524
    Gas marketing. . . . . . . . . . . . . . . . . . . . . .        3,363        86      (8,266)     3,824
    Gas processing . . . . . . . . . . . . . . . . . . . . .        4,375     1,599       8,329      2,497
  Natural gas distribution . . . . . . . . . . . . . . . . .          417     1,488      42,644     36,122
  Power and other. . . . . . . . . . . . . . . . . . . . . .       (1,722)     (788)     (2,014)      (515)

See accompanying Notes.

                                      ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (UNAUDITED)



                                                                                                 Six Months Ended
                                                                                                      June 30
                                                                                             ------------------------
                                                                                             1996                1995
                                                                                             ----                ----
                                                                                                   (In thousands)
OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  23,076           $  16,184
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .          95,206              69,758
  Deferred income-tax expense. . . . . . . . . . . . . . . . . . . . . . . . . . .           9,411               4,681
  Recoveries of gas-purchase contract settlements. . . . . . . . . . . . . . . . .           5,846              20,994
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,002)             16,810
  Changes in current operating assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          78,626              72,244
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,355              38,893
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (85,718)            (64,001)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .           9,185              (4,606)
                                                                                         ---------           ---------
      Net cash flows from operating activities . . . . . . . . . . . . . . . . . .         136,985             170,957
                                                                                         ---------           ---------
INVESTING ACTIVITIES
  Purchases of businesses, net of cash acquired. . . . . . . . . . . . . . . . . .                            (340,888)
  Additions to property, plant and equipment . . . . . . . . . . . . . . . . . . .        (171,944)           (135,516)
  Sales and retirements of property, plant and equipment . . . . . . . . . . . . .          18,989               6,859
  Investments in unconsolidated affiliates . . . . . . . . . . . . . . . . . . . .         (46,926)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (13,280)            (43,499)
                                                                                         ---------           ---------
      Net cash flows used for investing activities . . . . . . . . . . . . . . . .        (213,161)           (513,044)
                                                                                         ---------           ---------
FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings . . . . . . . . . . .          22,500             (32,038)
  Borrowings under EEX bank revolving credit agreement and bridge loan . . . . . .         115,000             500,000
  Repayment of borrowings under EEX bank revolving credit agreement. . . . . . . .         (53,000)
  Repayment of bank debt assumed at acquisition. . . . . . . . . . . . . . . . . .                            (115,000)
  Issuance of senior long-term debt. . . . . . . . . . . . . . . . . . . . . . . .                             150,000
  Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                (944)
  Borrowings under revolving credit agreement. . . . . . . . . . . . . . . . . . .          25,000
  Retirement of senior long-term debt. . . . . . . . . . . . . . . . . . . . . . .          (7,369)           (155,640)
  Change in advances under lease arrangements. . . . . . . . . . . . . . . . . . .          (6,993)              8,091
  Change in assignments of future gas purchase credits . . . . . . . . . . . . . .                              (5,644)
  Issuance of ENSERCH common stock . . . . . . . . . . . . . . . . . . . . . . . .           9,563               2,309
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,420)            (13,016)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              73
                                                                                         ---------           ---------
      Net cash flows from financing activities . . . . . . . . . . . . . . . . . .          92,354             338,118
                                                                                         ---------           ---------
Net Cash Flows from (used for) Discontinued Operations . . . . . . . . . . . . . .          (8,427)              7,965
                                                                                 .       ---------           ---------
Net Increase in Cash and Equivalents . . . . . . . . . . . . . . . . . . . . . . .           7,751               3,996
Cash and Equivalents at Beginning of Period. . . . . . . . . . . . . . . . . . . .           8,561               9,811
                                                                                         ---------           ---------
Cash and Equivalents at End of Period. . . . . . . . . . . . . . . . . . . . . . .       $  16,312           $  13,807
                                                                                         =========           =========


See accompanying Notes.

                                         ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (June 30, 1996 Unaudited)



                                                                                         June 30        December 31
                                                                                           1996            1995
                                                                                         -------        -----------
                                                                                                (In thousands)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   16,312         $    8,561
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           212,741            296,178
  Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . . .            93,906            107,633
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           127,746            121,544
                                                                                      ----------         ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           450,705            533,916
                                                                                      ----------         ----------
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           109,561             64,974
                                                                                      ----------         ----------
Property, Plant and Equipment (full-cost
  method for gas and oil properties) . . . . . . . . . . . . . . . . . . . . .         4,560,039          4,414,189
  Less accumulated depreciation and amortization . . . . . . . . . . . . . . .         1,778,240          1,687,409
                                                                                      ----------         ----------
    Net property, plant and equipment. . . . . . . . . . . . . . . . . . . . .         2,781,799          2,726,780
                                                                                      ----------         ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            58,242             55,424
                                                                                      ----------         ----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,400,307         $3,381,094
                                                                                      ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Commercial paper and other short-term borrowings . . . . . . . . . . . . . .        $  209,500         $  187,000
  Current portion of senior long-term debt . . . . . . . . . . . . . . . . . .            16,875             14,760
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           229,061            329,844
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19,779             22,436
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           123,273            123,212
  Liabilities for discontinued operations. . . . . . . . . . . . . . . . . . .            34,761             42,120
                                                                                      ----------         ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           633,249            719,372
                                                                                      ----------         ----------
Senior Long-term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           948,139            870,476
                                                                                      ----------         ----------
Convertible Subordinated Debentures. . . . . . . . . . . . . . . . . . . . . .            90,750             90,750
                                                                                      ----------         ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           286,214            277,076
                                                                                      ----------         ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           216,506            222,804
                                                                                      ----------         ----------
Mandatorily Redeemable Preferred Securities of Subsidiary of EEX . . . . . . .           150,000            150,000
                                                                                      ----------         ----------
Minority Interest in Subsidiaries. . . . . . . . . . . . . . . . . . . . . . .           157,682            156,434
                                                                                      ----------         ----------
Shareholders' Equity
  Adjustable rate preferred stock. . . . . . . . . . . . . . . . . . . . . . .           175,000            175,000
                                                                                      ----------         ----------
  Common shareholders' equity
    Common stock (100,000 shares authorized;
      69,202 and 68,516 shares outstanding). . . . . . . . . . . . . . . . . .           307,949            304,897
    Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           347,368            338,857
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            87,540             76,941
    Foreign currency translation adjustment. . . . . . . . . . . . . . . . . .               (90)
    Unamortized restricted stock compensation. . . . . . . . . . . . . . . . .                               (1,513)
                                                                                      ----------         ----------
      Common shareholders' equity. . . . . . . . . . . . . . . . . . . . . . .           742,767            719,182
                                                                                      ----------         ----------
        Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .           917,767            894,182
                                                                                      ----------         ----------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,400,307         $3,381,094
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

2. On April 15, 1996, ENSERCH Corporation announced that it has entered into a definitive agreement with Texas Utilities Company providing for a strategic business combination. The merger is to be preceded by the distribution of ENSERCH's approximate 83% interest in Enserch Exploration, Inc. to the ENSERCH shareholders.

3. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.
    Certain prior-period amounts have been reclassified to conform to the 1996 presentation.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of June 30, 1996, and the related condensed statements of consolidated income for the three months and six months ended June 30, 1996 and 1995, and the condensed statements of consolidated cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

Dallas, Texas
July 29, 1996

Item 2.            Management's Discussion and Analysis of
                Financial Condition and Results of Operations



CONSOLIDATED RESULTS - ENSERCH Corporation had a loss applicable to common stock for the second quarter of 1996 of $9.5 million ($.14 per share), compared with a loss of $17.6 million ($.26 per share) for the second quarter of 1995. Second-quarter revenues were $415 million versus $396 million for the same period last year, and operating income was $15 million, a significant improvement from the $3.9 million operating loss in the second quarter of 1995. Higher average prices and increased sales volumes for both natural gas and oil boosted the operating results of the natural gas and oil exploration and production segment, and higher margins from gas marketing and gas processing activities improved the results of the natural gas pipeline & GPM segment. Consolidated results for the second quarter of 1996 were negatively impacted by $3.1 million of expense (pre-tax) incurred as a result of the merger agreement with Texas Utilities Company. Second-quarter interest and other financing costs of $24 million were $4.7 million higher than for the second quarter last year, primarily due to outstanding debt incurred by Enserch Exploration, Inc. (EEX) to finance a major acquisition in June 1995.

For the first six months of 1996, earnings applicable to common stock were $17.5 million ($.25 per share), compared with $10.2 million ($.15 per share) for the like period of 1995. Revenues for the first half of 1996 of $1.1 billion were up 8%, and operating income was $85 million versus
$64 million for the year-ago period. Year-to-date operating results for both the natural gas and oil exploration and production and the natural gas distribution segments showed improvement from the year-earlier period; however, lower margins from gas marketing activities in the first quarter this year caused the six-month results for the natural gas pipeline & GPM segment to be lower than the year-ago period. Interest and other financing costs for the first six months of 1996 of $46 million were $9.8 million higher than in the year-ago period, principally due to the debt incurred by EEX to finance the 1995 acquisition.

NATURAL GAS AND OIL EXPLORATION AND PRODUCTION - Operating income from exploration and production operations, which are conducted through EEX, was $13.2 million for the second quarter of 1996, improved from the $4.3 million loss in the 1995 second quarter. Second-quarter revenues rose to $85 million from $48 million for the second quarter of 1995, reflecting a $23 million improvement in natural-gas revenues and a $14 million increase in oil and other revenues. The volume of natural gas sold increased to 26 billion cubic feet (Bcf) for the second quarter of 1996, compared with 20 Bcf sold during the 1995 second quarter, with the increase primarily attributable to properties acquired in the June 1995 acquisition. The average price received for natural gas for the second quarter was $2.23 per thousand cubic feet
(Mcf), up 27% from $1.75 per Mcf for the second quarter last year. Oil sales of 1.3 million barrels (MMBbls) were 89% higher than for the second quarter last year due to production from the acquired properties and start-up of production from the Cooper project in the Garden Banks area in the Gulf of Mexico. The average sales price for oil of $19.01 per barrel was up 11% from $17.12 per barrel for the second quarter last year.

Operating expenses for the second quarter of 1996 totaled $72 million versus $52 million for the second quarter of 1995. About $16 million of the increase is attributable to production costs, depreciation and amortization and production and ad valorem taxes associated with operating the properties acquired in June 1995, and some $8 million of the increase is related to direct costs of the Cooper project. Lower amortization expense as a result of lower production from other properties partially offset these increases.

For the first six months of 1996, exploration and production operations had operating income of $18 million, compared with an operating loss of $4 million for the same period a year ago. Revenues for the first half of 1996 of $160 million were $71 million (79%) greater than in the same period of 1995. Natural-gas revenues for the six months were $45 million higher than in the 1995 period, with the average sales price of $2.20 per Mcf up 13% and sales volumes of 51 Bcf 48% higher than the year-earlier period, primarily due to production from the properties acquired in June 1995. Oil revenues for the first half of 1996 of $44 million were more than double the year-ago period, with the average sales price of $18.51 per barrel up 9% and sales volumes of
2.4 MMBbls 95% greater than the same period of 1995 due to production from the acquired properties and the Cooper project. Operating expenses for the year-to-date period of $142 million were $49 million higher than in the 1995 period, including $38 million attributable to production costs, depreciation and amortization and production and ad valorem taxes associated with the acquired properties and $15 million of direct costs associated with the Cooper project. There was a $4 million net decrease in all other expense categories, primarily due to lower amortization expense as a result of lower production from other properties.

Losses from the Cooper project during ramp-up of production detracted
$1.0 million from operating income for the 1996 second quarter and $5.5 million for the year-to-date period. The equipment lease costs and some production costs are essentially fixed, declining on a per unit basis as production increases. In late July, it was announced that mechanical difficulties had prevented completion of the A-1 development well at the Cooper project. Numerous attempts to remedy the problems were unsuccessful. EEX and its partner in the project will evaluate alternate drilling strategies to develop the extensive proven hydrocarbon column at this location. An exploratory test well is underway on Garden Banks Block 387. EEX expects to have a 100% interest in this well.

It was also announced in late July that EEX and its partners have identified alternate development scenarios that have the potential to significantly reduce the total cost of the Allegheny project in the Green Canyon 254 area. The additional engineering study and design will delay the project from its previously planned early 1999 start up. However, the design changes should substantially enhance the project's economics. A revised schedule for development will be announced later.

EEX manages a portion of the risk associated with fluctuations in the price of natural gas and oil through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. As a result of such hedging to fix the net prices received, losses or gains occur and either offset or add to actual prices received to achieve the net fixed prices. In total, gas and oil price hedging activities reduced revenues for the second quarter of 1996 by $2.0 million but increased revenues by $.7 million in the second quarter of 1995. For the first six months of 1996, gas and oil price hedging activities reduced total revenues by $7.7 million but increased revenues by $3.5 million in the first half of 1995. At June 30, 1996, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through July 31, 1996 to exchange payments on 5.1 Bcf of natural gas and
1.8 MMBbls of oil. At June 30, 1996, there were $3.9 million of net unrealized and unrecognized hedging costs based on the difference between the strike price and the NYMEX futures price for the applicable trading month. In addition, there were $.7 million of costs on hedging activities which were deferred and will be applied as a reduction in revenues in the month of physical sale of production.

Gas and oil prices are subject to seasonal and other fluctuations. A decline in prices from June 1996 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income under the full-cost accounting method cost center ceiling limitation.

EEX has reached agreements to sell substantially all of its Rocky Mountain area properties. The sales, which are effective April 1, are expected to close by the end of September 1996 and to provide total proceeds of approximately $120 million, less closing costs and income from the April effective date to the closing date of approximately $7 million. EEX intends to use the proceeds from the sales to reduce its debt. These properties were mostly acquired as part of the major acquisition in 1995 and are being sold because they are not within the core area of EEX's other properties. The properties being sold represent proved reserves of approximately 150 Bcf of natural gas equivalent and average daily production of approximately
45 million cubic feet of natural gas equivalent. In accordance with the full-cost accounting method, EEX will credit the proceeds from the sales to the carrying value of gas and oil properties.

NATURAL GAS PIPELINE & GPM - Second-quarter 1996 operating income for the natural gas pipeline & GPM segment was $6 million versus $1.5 million for the second quarter of 1995, with improvements in gas marketing and gas processing operations partially offset by lower results from pipeline operations. For the first six months of 1996, operating income for this business segment was $32 million versus $36 million in the year-ago period. Pipeline and gas processing operations reported improved results, which were more than offset by poor results for gas marketing activities in the first quarter this year.

Pipeline operations, which are conducted through Lone Star Pipeline Company, had a second-quarter operating loss of $1.8 million, compared with a $.2 million loss for the second quarter last year. Pipeline revenues for the second quarter this year were $27 million versus $24 million for the second quarter of 1995, with pipeline throughput of 158 Bcf up 19% from the year-earlier period. Other revenues declined $2.8 million, and expenses increased $1.9 million. For the first half of 1996, operating income from pipeline operations was $32 million, compared with $30 million for the like period a year ago. An increase of $12 million in pipeline revenues was partially offset by a $2.3 million decrease in other revenues and by higher expenses, including costs associated with gas lost in transmission. Pipeline throughput for the first six months of 1996 of 341 Bcf was 19% greater than in the year-ago period.

Gas marketing operations, which are conducted through Enserch Energy Services, Inc. (EES), had second-quarter operating income of $3.4 million versus
$.1 million for the second quarter of 1995. The margin on gas sales for the second quarter of 1996 was $9.1 million, a $4.9 million improvement from the 1995 period. Second-quarter revenues from natural gas marketing activities declined $23 million from the 1995 second quarter due to a 37% reduction in sales volumes, mostly associated with a decision to de-emphasize some wholesale marketing, partially offset by higher gas prices. Operating expenses of $6.0 million were $1.8 million higher than in the second quarter last year, principally reflecting costs associated with operations acquired in June 1995. For the first six months of 1996, gas marketing operations had an operating loss of $8.2 million, compared with operating income of $3.8 million for the first half of 1995, with the lower results precipitated by unusual weather patterns and resulting markets in the first quarter this year. The year-to-date margin on gas sales was $3.5 million versus
$11.8 million for the year-earlier period, and year-to-date operating expenses were $4.2 million higher primarily due to operations acquired in June 1995.

As part of its natural gas marketing activities, EES enters into forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including swaps, options, futures and other contractual arrangements to offset price risks of gas supply. These activities involve price commitments into the future and, therefore, give rise to market risk. At June 30, 1996, natural gas marketing operations had net commitments to sell approximately 3.1 Bcf of natural gas through the year 1998 with offsetting net financial positions to purchase approximately .5 Bcf, including commitments to purchase approximately 3.0 Bcf from EEX and financial positions to sell the same quantity. There was a net unrealized and unrecognized gain of $3.3 million at June 30, 1996 on these contracts.

Second-quarter operating income for natural gas processing operations of Enserch Processing Company increased to $4.4 million from $1.6 million in the second quarter last year, primarily due to a $2.0 million (29%) improvement in plant margin. The average natural gas liquids (NGL) sales price for the second quarter of $14.00 per barrel was up 18% from the same period last year, while second-quarter sales volumes of 1.5 MMBbls were down slightly from the year-ago period. For the first six months of 1996, natural gas processing operations had operating income of $8.3 million, compared with $2.5 million for the same period last year, reflecting a $3.8 million (29%) improvement in plant margin and a higher margin on gas purchased for resale. The average NGL sales price for the six months of $13.65 per barrel was up 14% from the 1995 period, and sales volumes of 3.1 MMBbls were slightly higher than the year-earlier period.

NATURAL GAS DISTRIBUTION - Lone Star Gas Company had operating income for the second quarter of $.4 million, compared with $1.5 million for the second quarter last year. The overall margin on gas sales of $46 million was only slightly less than in the 1995 second quarter, other revenues increased and operating expenses were up from the 1995 period. Total gas sales volumes for the second quarter of 22 Bcf were slightly less than the 1995 second quarter. For the first half of 1996, operating income was $43 million versus
$36 million for the year-earlier period. Overall margin on gas sales of $142 million was $9 million (7%) above the same period of 1995, reflecting residential and commercial rate improvements and near normal heating weather in the first quarter this year versus the first quarter last year, which experienced unusually warm winter weather. A reduction in the cost of gas lost in transmission also contributed to the margin improvement. Total gas sales volumes for the year-to-date period of 90 Bcf increased 7% from the same period of 1995, with sales volumes to residential and commercial customers up 12% from the year-ago period.

POWER AND OTHER - ENSERCH's power and other activities had an operating loss for the second quarter of $1.7 million versus an operating loss of $.8 million for the second quarter last year. For the first half of 1996, this business segment had an operating loss of $2.0 million, compared with a loss of $.5 million for the year-ago period.

LIQUIDITY AND FINANCIAL RESOURCES - Operating activities for the first six months of 1996 provided net cash flows of $137 million, compared with $171 million for the first half of 1995. Income before depreciation and amortization and deferred income taxes for the six months was $37 million higher than for the same period of 1995; however, recoveries of producer settlements, which are now substantially complete, were $15 million less than the year-earlier period, and changes in other assets and liabilities resulted in a year-to-year reduction in cash flows of $21 million. Additionally, changes in current operating assets and liabilities for the first six months this year provided $7 million versus $43 million provided in the 1995 period, which benefited from the recovery of expenditures on the Cooper project as a result of transfer to the leasing program and the collection of previously deferred billings on a cogeneration facility developed by Enserch Development Corporation.

Investing activities required net cash flows of $213 million, compared with $513 million in the first six months of 1995, which included $333 million for the major acquisition by EEX and $8 million for the purchase of a gas marketing business. Current year additions to property, plant and equipment were $36 million higher than in the first six months last year, with increases of $16 million for EEX, $12 million for natural gas pipeline & GPM and $7 million for natural gas distribution.

As a percentage of total capitalization, common shareholders' equity plus minority interest in subsidiaries was 39.5% at June 30, 1996, compared with 40.2% at year-end 1995. EEX intends to use the proceeds from the sales of its Rocky Mountain area properties to reduce its debt. At June 30, 1996, the current ratio was .71 versus .74 at December 31, 1995.

ENSERCH has bank lines in the form of a three-year revolving agreement totaling $600 million, all unused at June 30, 1996. In addition, EEX has a $350 million four-year revolving credit agreement, $128 million of which was unused at June 30, 1996. In July, ENSERCH borrowed $100 million under the credit agreement and reduced commercial paper outstanding by the same amount.

Planned property, plant and equipment additions for 1996 total $296 million, including $187 million for EEX, $43 million for natural gas pipeline & GPM, $64 million for natural gas distribution and $2 million for other requirements. The planned expenditures are expected to be funded from internal cash flow and external financings as required.

RECENT EVENT - On April 15, 1996, ENSERCH announced that it had entered into a definitive agreement with Texas Utilities Company (TUC) to merge. As a result of this strategic action, the ENSERCH business units Lone Star Gas Company and Lone Star Pipeline Company, the local distribution and pipeline companies of ENSERCH, and other businesses will become a part of TUC. TUC will acquire these operations for $1.7 billion, composed of the issuance of approximately $550 million of TUC common stock and the assumption of approximately $1.15 billion of net debt and preferred stock. Prior to the merger, ENSERCH's approximate 83% interest in its subsidiary, EEX, represented by approximately 105 million shares of EEX common stock, will be distributed to ENSERCH shareholders.

Within a range of a 10% variation above or below the April 12 closing price of TUC common stock ($39.625 per share), each ENSERCH shareholder will receive sufficient shares of TUC common stock to provide $8.00 of value. Above or below the 10% threshold, the value received will move up or down with the price of TUC common stock. In addition, ENSERCH shareholders will receive approximately 1.5 shares of EEX common stock for each share of ENSERCH common stock. The final value of the TUC and EEX shares cannot be determined until closing.

The agreement is subject to approval of ENSERCH and TUC shareholders. The agreement is also subject to a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution of EEX shares, and a request for that ruling has been submitted. The requisite filings with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 have been made. The required filing with the Securities and Exchange Commission (SEC) under the Public Utilities Holding Companies Act of 1935 will be made in the near future. In connection with this 1935 Act filing, the Railroad Commission of Texas has advised the SEC that it has no objection to the proposed transaction and will rely on its existing authority and resources to protect the public interest and ratepayers subject to its jurisdiction, that there is no hindrance under Texas natural gas utility regulatory law to the proposed transaction and that the Commission intends to exercise its authority in accordance with applicable law. Closing of the transaction is expected to occur around year-end 1996.

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                  Natural Gas and Oil Exploration and Production Operating Data (Unaudited)




                                                                    Three Months Ended    Six Months Ended
                                                                         June 30              June 30
                                                                    ------------------    ----------------
                                                                       1996      1995       1996     1995
                                                                       ----     ------      ----    ------
Operating Income (Loss)(in millions) . . . . . . . . . . . . . .      $ 13.2    $ (4.3)    $ 17.8   $ (4.0)
                                                                      ======    ======     ======   ======
Revenues (in millions) . . . . . . . . . . . . . . . . . . . . .      $ 84.9    $ 48.0     $160.3   $ 89.6
                                                                      ======    ======     ======   ======
Sales Volumes
   Natural gas (MMcf). . . . . . . . . . . . . . . . . . . . . .      25,939    20,092     50,910   34,453
   Oil and condensate (MBbls). . . . . . . . . . . . . . . . . .       1,292       685      2,374    1,218

Average Sales Price
   Natural gas (per Mcf) . . . . . . . . . . . . . . . . . . . .      $ 2.23    $ 1.75     $ 2.20   $ 1.94
   Oil and condensate (per Bbl). . . . . . . . . . . . . . . . .       19.01     17.12      18.51    16.98

Net Wells
   Drilled . . . . . . . . . . . . . . . . . . . . . . . . . . .          36        24         54       39
   Productive. . . . . . . . . . . . . . . . . . . . . . . . . .          25        16         42       26

Data in Equivalent Energy Content (per Mcfe) (a)
   Production revenue. . . . . . . . . . . . . . . . . . . . . .      $ 2.42    $ 1.93     $ 2.37   $ 2.09
   Production and operating costs (b). . . . . . . . . . . . . .         .57       .45        .60      .46
   Depreciation and amortization . . . . . . . . . . . . . . . .        1.01      1.07       1.01     1.07

(a)  Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals
     6.0 Mcfe.
(b)  Excludes related production, severance and ad valorem taxes.

                         OPERATING INCOME RECONCILIATION FROM EEX TO ENSERCH SEGMENT


                                                                    Three Months Ended    Six Months Ended
                                                                         June 30              June 30
                                                                    ------------------    ----------------
                                                                       1996      1995       1996     1995
                                                                       ----     ------      ----    ------
Operating income (loss) of EEX . . . . . . . . . . . . . . . . .       $14.3     $(5.0)     $20.0    $(4.4)
Amortization of costs capitalized by ENSERCH not incurred
 by EEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1.0        (.1)      .8
Effects of intercompany lease transactions . . . . . . . . . .          (1.0)                (2.0)
Activities not conducted through EEX . . . . . . . . . . . . . .         (.1)      (.3)       (.1)     (.4)
                                                                       -----     -----      -----    -----
Operating income (loss) of ENSERCH's natural gas and oil
  exploration and production segment . . . . . . . . . . . . . .       $13.2     $(4.3)     $17.8    $(4.0)
                                                                       =====     =====      =====    =====


                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
            Natural Gas Pipeline & Gathering, Processing and Marketing Operating Data (Unaudited)


                                                                     Three Months Ended    Six Months Ended
                                                                          June 30              June 30
                                                                     ------------------    ----------------
                                                                       1996       1995      1996      1995
                                                                       ----      ------     ----     ------
Operating Income (Loss)(in millions)
  Pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (1.8)   $  (.2)    $ 31.7   $ 29.5
  Natural Gas Marketing. . . . . . . . . . . . . . . . . . . . .         3.4        .1       (8.2)     3.8
  Natural Gas Processing . . . . . . . . . . . . . . . . . . . .         4.4       1.6        8.3      2.5
                                                                      ------    ------     ------   ------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  6.0    $  1.5     $ 31.8   $ 35.8
                                                                      ======    ======     ======   ======
Revenues (in millions)
  Pipeline (a) . . . . . . . . . . . . . . . . . . . . . . . . .      $ 27.4    $ 24.3     $ 87.2   $ 75.4
  Natural Gas Marketing. . . . . . . . . . . . . . . . . . . . .       159.7     182.4      412.0    376.6
  Natural Gas Processing - Natural gas liquids (b) . . . . . . .        21.5      18.8       42.5     35.4
  Other (c). . . . . . . . . . . . . . . . . . . . . . . . . . .        15.7       7.4       27.5     15.1
                                                                      ------    ------     ------   ------
      Total revenues . . . . . . . . . . . . . . . . . . . . . .      $224.3    $232.9     $569.2   $502.5
                                                                      ======    ======     ======   ======
Volumes
  Pipeline throughput (Bcf). . . . . . . . . . . . . . . . . . .       158.3     133.4      341.0    286.2
  Natural Gas Marketing (Bcf). . . . . . . . . . . . . . . . . .        67.2     106.0      164.8    214.9
  Natural Gas Processing (MMBbls). . . . . . . . . . . . . . . .         1.5       1.6        3.1      3.0

Average Sales Prices
  Natural Gas Marketing (per Mcf). . . . . . . . . . . . . . . .      $ 2.38    $ 1.72     $ 2.50   $ 1.76
  Natural Gas Liquids (per Bbl). . . . . . . . . . . . . . . . .       14.00     11.85      13.65    11.99

(a) Includes transportation services for affiliates and third-parties and other miscellaneous revenues.
(b) Represents revenues from sales of plant production.
(c) Includes revenues from natural-gas products purchased for resale, gathering fees and other miscellaneous revenues.


                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                             Natural Gas Distribution Operating Data (Unaudited)



                                                                     Three Months Ended    Six Months Ended
                                                                          June 30              June 30
                                                                      -----------------    ---------------
                                                                       1996      1995       1996     1995
                                                                      -----     ------     -----    ------
Operating Income (in millions) . . . . . . . . . . . . . . . . .      $   .4    $  1.5     $ 42.6   $ 36.1
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues by Customer (in millions)
  Residential & commercial . . . . . . . . . . . . . . . . . . .      $124.5    $123.8     $459.3   $452.0
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .         6.1      12.6       17.3     32.5
  Electric generation. . . . . . . . . . . . . . . . . . . . . .         2.3       3.5       12.7     13.3
                                                                      ------    ------     ------   ------
    Total gas sales revenues . . . . . . . . . . . . . . . . . .       132.9     139.9      489.3    497.8
Gas transportation revenues(a) . . . . . . . . . . . . . . . . .         3.1       2.6        6.7      5.8
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . .         4.9       2.2        7.3      4.4
                                                                      ------    ------     ------   ------
        Total revenues . . . . . . . . . . . . . . . . . . . . .      $140.9    $144.7     $503.3   $508.0
                                                                      ======    ======     ======   ======
Natural Gas Sales Volumes by Customer (Bcf)
  Residential & commercial . . . . . . . . . . . . . . . . . . .        19.9      18.8       82.1     73.2
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .         1.6       3.0        4.5      7.9
  Electric generation. . . . . . . . . . . . . . . . . . . . . .          .6        .8        3.5      3.0
                                                                      ------    ------     ------   ------
    Total gas sales volumes. . . . . . . . . . . . . . . . . . .        22.1      22.6       90.1     84.1
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues (per Mcf)
  Residential & commercial . . . . . . . . . . . . . . . . . . .      $ 6.25    $ 6.58     $ 5.59   $ 6.18
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .        3.93      4.22       3.80     4.12
  Electric generation. . . . . . . . . . . . . . . . . . . . . .        3.85      4.52       3.68     4.36

Natural Gas Purchase Cost (per Mcf). . . . . . . . . . . . . . .      $ 3.78    $ 4.17     $ 3.75   $ 4.19

Heating Degree Days. . . . . . . . . . . . . . . . . . . . . . .         104        99      1,562    1,257

(a) Represents the portion of transportation revenues attributable to the distribution system.  Related volumes are included within Natural Gas Pipeline & Gathering, Processing and Marketing statistics.


                         PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        As previously described in the Corporation's Current Report on Form 8-K dated April 16, 1996, the Corporation and certain directors of the Corporation, were named as defendants in a lawsuit, Frederick Rand vs. ENSERCH Corporation, et al, filed by an alleged shareholder in the 193rd District Court of Dallas County, Texas. In this action, the plaintiff seeks, among other things, to enjoin the Corporation's newly adopted shareholders rights plan and the merger agreement between the Corporation and Texas Utilities Company. The plaintiff also seeks to have the lawsuit certified as a class action. Plaintiff has taken no action since the original filing in the case. Defendants have filed motions to challenge plaintiff's capacity to bring the lawsuit, to determine if his allegations are sufficient to support a lawsuit and to suspend potential discovery activity. Hearings on the defendants' motions and a preliminary setting for the trial have been initially scheduled for early September, but may be rescheduled to a later date or dates. Management believes that the named defendants have meritorious defenses to the claims made in this action.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            EXHIBIT (15) - Letter of Deloitte & Touche LLP dated
                           August 12, 1996, regarding unaudited
                           interim financial statements.

        (b) Reports on Form 8-K

            Current Report on Form 8-K dated April 13, 1996. (Merger Agreement between ENSERCH Corporation and Texas Utilities Company; spin-off of EEX.)

            Current Report on Form 8-K dated April 16, 1996. (Lawsuit (Frederick Rand vs. ENSERCH Corporation) in connection with shareholder rights plan and merger with Texas Utilities Company.)

                                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENSERCH Corporation
                                                   (Registrant)



Date:  August 12, 1996                  By     /s/ M. E. Rescoe
                                           ---------------------------
                                            M. E. Rescoe, Senior Vice
                                             President, Finance and
                                            Chief Financial Officer



Date:  August 12, 1996                  By     /s/ J. W. Pinkerton
                                           ---------------------------
                                                 J. W. Pinkerton,
                                           Vice President and Controller,
                                             Chief Accounting Officer