Form 10-Q/A
period 1996-09-30
ENSERCH CORP
filed 1996-11-13
CIK 33015

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-Q/A

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR


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




        Number of shares of Common Stock of Registrant outstanding as of November 7, 1996: 69,658,205.

                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                                 Three Months Ended      Nine Months Ended
                                                                    September 30            September 30
                                                                 ------------------   --------------------
                                                                   1996       1995       1996       1995
                                                                   ----       ----       ----       ----
                                                                   (In thousands except per share amounts)
Revenues
   Natural gas and oil exploration and production. . . . . .     $ 83,246  $ 66,807   $ 243,593  $ 156,455
   Natural gas pipeline & GPM. . . . . . . . . . . . . . . .      201,790   235,107     771,006    737,620
   Natural gas distribution. . . . . . . . . . . . . . . . .      121,113   132,522     624,381    640,503
   Power and other . . . . . . . . . . . . . . . . . . . . .        9,127    10,938      26,380     28,462
   Less intercompany revenues. . . . . . . . . . . . . . . .      (28,639)  (30,827)   (184,925)  (139,692)
                                                                 -------- ---------   ---------  ---------
       Total . . . . . . . . . . . . . . . . . . . . . . . .      386,637   414,547   1,480,435  1,423,348
                                                                 -------- ---------   ---------  ---------
Costs and Expenses
   Gas purchase. . . . . . . . . . . . . . . . . . . . . . .      193,372   241,861     827,185    877,532
   Operating expenses. . . . . . . . . . . . . . . . . . . .      117,508    98,623     344,593    289,768
   Depreciation and amortization . . . . . . . . . . . . . .       51,868    50,940     147,074    120,698
   Gross receipts and production taxes . . . . . . . . . . .        9,657     8,438      41,166     37,822
   Payroll, ad valorem and other taxes . . . . . . . . . . .        9,536    10,571      30,254     29,820
                                                                 -------- ---------   ---------  ---------
       Total . . . . . . . . . . . . . . . . . . . . . . . .       381,941  410,433   1,390,272  1,355,640
                                                                 -------- ---------   ---------  ---------
Operating Income . . . . . . . . . . . . . . . . . . . . . .        4,696     4,114      90,163     67,708
Other Income (Expense) - Net . . . . . . . . . . . . . . . .       (3,324)     (536)     (5,974)    (1,352)
Interest and Other Financing Costs . . . . . . . . . . . . .       24,376    26,018      70,637     62,523
                                                                 --------  --------   ---------  ---------
Income (Loss) Before Income Taxes and Minority Interest. . .      (23,004)  (22,440)     13,552      3,833
Income Taxes (Benefit) . . . . . . . . . . . . . . . . . . .       (8,068)   (8,857)      4,522      1,033
Minority Interest. . . . . . . . . . . . . . . . . . . . . .          345       188       1,235        387
                                                                 --------  --------   ---------  ---------
Income (Loss) Before Extraordinary Loss. . . . . . . . . . .      (15,281)  (13,771)      7,795      2,413
Extraordinary Loss on Extinguishment of Debt . . . . . . . .       (2,096)               (2,096)
                                                                 --------  --------   ---------  ---------
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . .      (17,377)  (13,771)      5,699      2,413
Provision for Dividends on Preferred Stock . . . . . . . . .        2,886     2,866       8,462      8,883
                                                                 --------  --------   ---------  ---------
Loss Applicable to Common Stock. . . . . . . . . . . . . . .     $(20,263) $(16,637)  $  (2,763) $  (6,470)
                                                                 ========  ========   =========  =========
Per Share of Common Stock
   Loss before extraordinary loss after
     provision for dividends on preferred stock. . . . . . .     $   (.26) $   (.24)  $    (.01) $    (.09)
   Extraordinary loss. . . . . . . . . . . . . . . . . . . .         (.03)                  .03)
                                                                 --------  --------   ---------  ---------
   Loss applicable to common stock . . . . . . . . . . . . .     $   (.29) $   (.24)  $    (.04) $    (.09)
                                                                 ========  ========   =========  =========
   Cash dividends declared . . . . . . . . . . . . . . . . .     $    .05  $    .05   $     .15  $     .15
                                                                 ========  ========   =========  =========
Average Common and Dilutive Common
  Equivalent Shares Outstanding. . . . . . . . . . . . . . .       69,413    68,271      68,900     68,193
                                                                 ========  ========   =========  =========
Operating Income (Loss) of Major Businesses
  Natural gas and oil exploration and production . . . . . .     $  7,916  $   (971)  $  25,717  $  (4,961)
  Natural gas pipeline & GPM
    Pipeline . . . . . . . . . . . . . . . . . . . . . . . .        3,630     5,002      35,325     34,526
    Gas marketing. . . . . . . . . . . . . . . . . . . . . .       (3,517)      208     (11,783)     4,032
    Gas processing . . . . . . . . . . . . . . . . . . . . .        4,582       698      12,911      3,195
  Natural gas distribution . . . . . . . . . . . . . . . . .       (4,217)   (1,561)     38,427     34,561
  Power and other. . . . . . . . . . . . . . . . . . . . . .       (1,557)    2,509      (3,571)     1,994

See accompanying Notes.

                                      ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (UNAUDITED)



                                                                                               Nine Months Ended
                                                                                                  September 30
                                                                                         ----------------------------
                                                                                            1996                1995
                                                                                            ----                ----
                                                                                                   (In thousands)
OPERATING ACTIVITIES
  Income before extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . .       $   7,795           $   2,413
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .         147,074             120,698
  Deferred income-tax benefit. . . . . . . . . . . . . . . . . . . . . . . . . . .            (468)             (7,850)
  Recoveries of gas-purchase contract settlements. . . . . . . . . . . . . . . . .           6,762              31,964
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,477)             14,662
  Changes in current operating assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         115,509              75,010
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              65              26,653
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (98,717)            (72,225)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          12,328             (11,105)
                                                                                         ---------           ---------
      Net cash flows from operating activities . . . . . . . . . . . . . . . . . .         184,871             180,220
                                                                                         ---------           ---------
INVESTING ACTIVITIES
  Purchases of businesses, net of cash acquired. . . . . . . . . . . . . . . . . .                            (341,650)
  Additions to property, plant and equipment . . . . . . . . . . . . . . . . . . .        (260,666)           (198,034)
  Sales and retirements of property, plant and equipment . . . . . . . . . . . . .         111,867              15,570
  Investments in unconsolidated affiliates . . . . . . . . . . . . . . . . . . . .         (57,171)               (324)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,816)            (31,235)
                                                                                         ---------           ---------
      Net cash flows used for investing activities . . . . . . . . . . . . . . . .        (216,786)           (555,673)
                                                                                         ---------           ---------
FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings . . . . . . . . . . .         (24,412)             65,259
  Borrowings under EEX bank revolving credit agreement and bridge loan . . . . . .         125,000             500,000
  Repayment of borrowings under EEX bank revolving credit agreement
    and bridge loan. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (155,000)           (360,000)
  Repayment of bank debt assumed at acquisition. . . . . . . . . . . . . . . . . .                            (115,000)
  Issuance of mandatorily redeemable preferred securities of subsidiary. . . . . .                             150,000
  Issuance of EEX common stock . . . . . . . . . . . . . . . . . . . . . . . . . .             121             207,872
  Issuance of senior long-term debt. . . . . . . . . . . . . . . . . . . . . . . .         160,000             150,000
  Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (786)               (968)
  Borrowings under revolving credit agreement. . . . . . . . . . . . . . . . . . .          25,000
  Retirement of senior long-term debt. . . . . . . . . . . . . . . . . . . . . . .         (66,607)           (156,697)
  Prepayment premium on early extinguishment of debt . . . . . . . . . . . . . . .          (3,226)
  Change in advances under lease arrangements. . . . . . . . . . . . . . . . . . .          (8,282)             (2,224)
  Change in assignments of future gas purchase credits . . . . . . . . . . . . . .                             (10,520)
  Issuance of ENSERCH common stock . . . . . . . . . . . . . . . . . . . . . . . .          14,953               3,432
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (18,746)            (19,150)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2                (850)
                                                                                         ---------           ---------
      Net cash flows from financing activities . . . . . . . . . . . . . . . . . .          48,017             411,154
                                                                                         ---------           ---------
Net Cash Flows used for Discontinued Operations. . . . . . . . . . . . . . . . . .         (12,309)            (36,774)
                                                                                 .       ---------           ---------
Net Increase (Decrease) in Cash and Equivalents. . . . . . . . . . . . . . . . . .           3,793              (1,073)
Cash and Equivalents at Beginning of Period. . . . . . . . . . . . . . . . . . . .           8,561               9,811
                                                                                         ---------           ---------
Cash and Equivalents at End of Period. . . . . . . . . . . . . . . . . . . . . . .       $  12,354           $   8,738
                                                                                         =========           =========

See accompanying Notes.

                                         ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (September 30, 1996 Unaudited)



                                                                                    September 30        December 31
                                                                                        1996               1995
                                                                                    ------------        -----------
                                                                                                (In thousands)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    12,354         $    8,561
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           175,022            296,178
  Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . . .           108,220            107,633
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           120,068            121,544
                                                                                      ----------         ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           415,664            533,916
                                                                                      ----------         ----------
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           117,305             64,974
                                                                                      ----------         ----------
Property, Plant and Equipment (full-cost
  method for gas and oil properties) . . . . . . . . . . . . . . . . . . . . .         4,554,450          4,414,189
  Less accumulated depreciation and amortization . . . . . . . . . . . . . . .         1,830,296          1,687,409
                                                                                      ----------         ----------
    Net property, plant and equipment. . . . . . . . . . . . . . . . . . . . .         2,724,154          2,726,780
                                                                                      ----------         ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            52,750             55,424
                                                                                      ----------         ----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,309,873         $3,381,094
                                                                                      ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Commercial paper and other short-term borrowings . . . . . . . . . . . . . .        $  162,588         $  187,000
  Current portion of senior long-term debt . . . . . . . . . . . . . . . . . .             1,539             14,760
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           214,931            329,844
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,965             22,436
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           130,407            123,212
  Liabilities for discontinued operations. . . . . . . . . . . . . . . . . . .            30,173             42,120
                                                                                      ----------         ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           554,603            719,372
                                                                                      ----------         ----------
Senior Long-term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           972,310            870,476
                                                                                      ----------         ----------
Convertible Subordinated Debentures. . . . . . . . . . . . . . . . . . . . . .            90,750             90,750
                                                                                      ----------         ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           275,065            277,076
                                                                                      ----------         ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           209,098            222,804
                                                                                      ----------         ----------
Mandatorily Redeemable Preferred Securities of Subsidiary of EEX . . . . . . .           150,000            150,000
                                                                                      ----------         ----------
Minority Interest in Subsidiaries. . . . . . . . . . . . . . . . . . . . . . .           158,612            156,434
                                                                                      ----------         ----------
Shareholders' Equity
  Adjustable rate preferred stock. . . . . . . . . . . . . . . . . . . . . . .           175,000            175,000
                                                                                      ----------         ----------
  Common shareholders' equity
    Common stock (100,000 shares authorized;
      69,533 and 68,516 shares outstanding). . . . . . . . . . . . . . . . . .           309,422            304,897
    Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           351,331            338,857
    Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            63,791             76,941
    Foreign currency translation adjustment. . . . . . . . . . . . . . . . . .              (109)
    Unamortized restricted stock compensation. . . . . . . . . . . . . . . . .                               (1,513)
                                                                                      ----------         ----------
      Common shareholders' equity. . . . . . . . . . . . . . . . . . . . . . .           724,435            719,182
                                                                                      ----------         ----------
        Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .           899,435            894,182
                                                                                      ----------         ----------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,309,873         $3,381,094
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

2. On April 15, 1996, ENSERCH Corporation announced that it has entered into a definitive agreement with Texas Utilities Company (TUC) providing for a strategic business combination. The merger is to be preceded by the distribution of ENSERCH's approximate 83% interest in Enserch Exploration, Inc. to the ENSERCH shareholders.

3. In September 1996, the Corporation used $60 million borrowed under its bank lines of credit to prepay the $58.9 million principal balance of its 9.06% Notes, plus a prepayment premium. The early redemption of the Notes will allow the merger with TUC to go forward without the renegotiation of certain terms of the borrowing and will reduce future interest expense. The prepayment premium of $3.2 million ($2.1 million after tax) has been accounted for as an extraordinary loss.

4. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.
    Certain prior-period amounts have been reclassified to conform to the 1996 presentation.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of September 30, 1996, and the related condensed statements of consolidated income for the three months and nine months ended September 30, 1996 and 1995, and the condensed statements of consolidated cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

Dallas, Texas
October 25, 1996

Item 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations



CONSOLIDATED RESULTS - Merger-related costs caused ENSERCH Corporation's third-quarter results to fall below results for the third quarter of 1995.
The loss applicable to common stock for the third quarter of 1996 of $20 million ($.29 per share) compares with a loss of $17 million ($.24 per share) for the third quarter of 1995. Third-quarter results this year include a $2.1 million after-tax ($.03 per share) extraordinary charge from the early extinguishment of debt because of the pending merger with Texas Utilities Company (TUC) and other expenses related to the merger of $1.7 million after-tax ($.02 per share). Excluding merger related costs, third-quarter results were essentially the same as in the prior-year period.

Revenues for the third quarter of 1996 were $387 million versus
$415 million for the same period last year, and operating income was $4.7 million, compared with $4.1 million in the third quarter of 1995. Operating results for the natural gas and oil exploration and production segment were significantly improved from last year due to higher average prices for both natural gas and oil and increased oil sales volumes; however, results for all other business segments were below the year-earlier period. Other income/expense for the third quarter of 1996 includes pretax expenses of $2.6 million associated with ENSERCH's pending merger with TUC. Interest and other financing costs for the third quarter of 1996 of $24 million were $1.6 million less than in the prior-year period, which was impacted by the interim financing for a major acquisition in June 1995 by Enserch Exploration, Inc. (EEX). EEX partially repaid this financing in September 1995 with proceeds from the sale of its common stock.

For the first nine months of 1996, there was a loss applicable to common stock of $2.8 million ($.04 per share), compared with a loss of $6.5 million ($.09 per share) for the like period in 1995. The after-tax earnings detraction for charges and expenses associated with the TUC merger, including the early extinguishment of debt, was $5.8 million ($.08 per share) for the 1996 year-to-date period. Revenues for the nine-month period of 1996 of $1.5 billion were up 4%, and operating income was $90 million versus $68 million for the year-ago period. Year-to-date operating results for both the natural gas and oil exploration and production and the natural gas distribution segments showed improvement from the year-earlier period; however, lower margins from gas marketing activities caused the nine-month results for the natural gas pipeline & GPM segment to be lower than in the year-ago period. Interest and other financing costs for the first nine months of 1996 of $71 million were $8.1 million higher than in the prior-year period, principally due to debt associated with the financing of the mid-year 1995 acquisition.

NATURAL GAS AND OIL EXPLORATION AND PRODUCTION - Operating income from exploration and production operations, which are conducted through EEX, was $7.9 million for the third quarter of 1996, improved substantially from the $1.0 million loss in the 1995 period. Third-quarter revenues rose to $83 million from $67 million for the third quarter of 1995, with a $5.4 million improvement in natural-gas revenues and an $11.0 million increase in oil and other revenues. The average price received for natural gas for the third quarter was $2.04 per thousand cubic feet (Mcf), up 27% from $1.61 per Mcf in the third quarter last year. The volume of natural gas sold for the third quarter of 1996 was 26 billion cubic feet (Bcf) versus 29 Bcf sold in the year-earlier period, with the decline in volumes primarily due to lower output from a non-operated offshore property due to water encroachment and a completion failure, increased requirements from East Texas fields for balancing partner's gas entitlements sold in prior periods and the sale of Rocky Mountain area properties. Oil sales of 1.4 million barrels (MMBbls) were 33% higher than for the third quarter last year, with more than half of the increase in volumes due to production from the Cooper project in the Garden Banks area in the Gulf of Mexico. The average sales price for oil rose 19% to $19.92 per barrel.

Operating expenses for the third quarter of 1996 of $75 million were $7.6 million higher than in the third quarter of 1995, with direct costs related to the Cooper project adding some $9.2 million. The $1.6 million net decrease in all other expenses was primarily due to lower amortization expense as a result of reduced production from other properties.

For the first nine months of 1996, exploration and production operations had operating income of $26 million, compared with an operating loss of $5 million for the same period a year ago. Revenues for the nine-month period of 1996 of $244 million were $87 million (56%) greater than in the same period of 1995. Natural-gas revenues for the nine months were $50 million higher than in the 1995 period, with the average sales price of $2.15 per Mcf and sales volumes of 77 Bcf both some 20% higher than in the year-earlier period. The volume increase was primarily due to production from the properties acquired in June 1995. Oil revenues for the first nine months of 1996 of $71 million were 88% greater than in the year-ago period, with the average sales price of $19.02 per barrel up 13% and sales volumes of 3.7 MMBbls some 67% above the same period of 1995 primarily due to production from the acquired properties and the Cooper project. Operating expenses for the year-to-date period were $218 million versus $161 million in the 1995 period. About $37 million of the increase was attributable to costs associated with the acquired properties, and some $25 million of the increase was related to direct costs of the Cooper project. There was a $5 million net decrease in all other expenses, with decreased production costs and lower amortization expense resulting from less production from other properties more than offsetting increases in other expense categories.

For the first nine months of 1996, losses from the Cooper project during ramp-up of production detracted $5.2 million from operating income, while the project added $.3 million to operating income in the third quarter of 1996. Production from this project was interrupted 12 days in August 1996 for maintenance and other required operations, which reduced third-quarter oil production and operating income by some 60 thousand barrels and $1.2 million, respectively. The equipment lease costs and some production costs are essentially fixed, declining on a per unit basis as production increases. In late July 1996, it was announced that mechanical difficulties had prevented completion of the A-1 development well at the Cooper project. Numerous attempts to remedy the problems were unsuccessful. EEX and its partner in the project, Mobil Exploration and Producing U.S. Inc. (Mobil), will evaluate alternate drilling strategies to develop the extensive proven hydrocarbon column at this location. Currently, the A-2 development well is in progress at the Cooper project. The drilling of the SB-3 exploratory well on Garden Banks Block 387 has been completed and logged approximately 40 to 50 feet of natural-gas pay. This well is expected to be completed in the fourth quarter of 1996, with production to commence immediately, as subsea tie-backs are in place to transport hydrocarbons to the facility. Prior to drilling out of intermediate casing, Mobil elected to participate fully in this well. Based on the results of this well, EEX and Mobil are evaluating the potential for additional opportunities in adjoining, but separate, fault blocks to the reservoir penetrated by the SB-3 well and are working to assess the total size of the prospect.

It was also announced in late July 1996 that EEX and its partners had identified alternate development scenarios for the Allegheny project in the Green Canyon Block 254 area. A joint project team was formed to evaluate the various alternatives which are currently available for the design and construction of production facilities. The project team will also design and implement a development plan to optimize production from this project. The additional engineering study and design will delay the project from its previously planned early 1999 start up. However, the design changes should enhance the project's economics. A revised schedule for development will be announced later.

EEX manages a portion of the risk associated with fluctuations in the price of natural gas and oil through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. As a result of such hedging to fix the net prices received, losses or gains occur and either offset or add to actual prices received to achieve the net fixed prices. In total, gas and oil price hedging activities reduced revenues for the third quarter of 1996 by $3.3 million but increased revenues by $2.1 million in the third quarter of 1995. For the first nine months of 1996, gas and oil price hedging activities reduced total revenues by $11.0 million but increased revenues by $5.6 million in the year-ago period. At September 30, 1996, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through July 31, 1997 to exchange payments on 3.3 Bcf of natural gas and
 .9 MMBbls of oil. At September 30, 1996, there were $2.1 million of net unrealized and unrecognized hedging costs based on the difference between the strike price and the NYMEX futures price for the applicable trading month.
In addition, there were $.2 million of net realized gains on hedging activities which were deferred and will be applied as an increase in revenues in the month of physical sale of production.

Gas and oil prices are subject to seasonal and other fluctuations. A decline in prices from September 1996 levels or other factors, without mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against income under the full-cost accounting method cost center ceiling limitation.

EEX has agreements to sell substantially all of its Rocky Mountain area properties for approximately $120 million. The majority of the sales, which were effective April 1, 1996, had closed by the end of September 1996. Through September 1996, sales proceeds of $96 million, less approximately

$3 million in closing costs and income from the April effective date to the closing date, were received and used to reduce EEX debt. The remaining sales will close in the fourth quarter of 1996. Most of these properties were acquired in the 1995 acquisition and were sold because they were not within the core area of EEX's other properties. The properties sold represented proved reserves of approximately 150 Bcf of natural gas equivalent and average daily production of approximately 45 million cubic feet of natural gas equivalent. In accordance with the full-cost accounting method, EEX credited the net proceeds from the sales to the carrying value of gas and oil properties.

NATURAL GAS PIPELINE & GPM - Third-quarter 1996 operating income for the natural gas pipeline & GPM segment was $4.7 million versus $5.9 million for the third quarter of 1995, with improved results for gas processing operations more than offset by lower results from pipeline and gas marketing operations. For the first nine months of 1996, operating income for this business segment was $36 million versus $42 million in the year-ago period. Pipeline and gas processing operations both reported better results; however, lower results for gas marketing activities were more than offsetting.

Pipeline operations, which are conducted through Lone Star Pipeline Company, had third-quarter operating income of $3.6 million, compared with $5.0 million in the third quarter last year. Pipeline revenues for the third quarter this year of $30 million were $1.4 million higher than in the third quarter of 1995, with pipeline throughput of 159 Bcf up 21% from the year-earlier period. However, other revenues declined $1.6 million, and expenses increased by $1.2 million. For the first nine months of 1996, operating income from pipeline operations was $35 million, slightly higher than in the like period a year ago. A $13 million increase in pipeline revenues was mostly offset by a $3.9 million decrease in other revenues and by higher operating expenses, including increased costs associated with gas lost in transmission. Pipeline throughput for the nine-month period of 500 Bcf was 20% greater than in the 1995 period.

Gas marketing operations, which are conducted through Enserch Energy Services, Inc. (EES), had a third-quarter operating loss of $3.5 million versus operating income of $.2 million for the third quarter of 1995. The margin on gas sales for the third quarter of 1996 of $2.7 million was $3.0 million lower than in the 1995 period. Third-quarter revenues from natural gas marketing activities declined $43 million from the 1995 third quarter due to a 46% reduction in sales volumes, mostly associated with a decision to de-emphasize some wholesale marketing, partially offset by higher gas prices. Operating expenses of $6.3 million were $.7 million higher than in the third quarter last year. For the first nine months of 1996, gas marketing operations had an operating loss of $11.8 million, compared with operating income of $4.0 million for the 1995 period, with the lower results precipitated by unusual weather patterns and resulting markets in the first quarter this year. The year-to-date margin on gas sales was $6.2 million versus $17.5 million for the year-earlier period, and year-to-date operating expenses were $4.9 million higher primarily due to operations acquired in June 1995.

   As part of its natural gas marketing activities, EES enters into forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including swaps, options, futures and other contractual arrangements to offset price risks of gas supply. These activities involve price commitments into the future and, therefore, give rise to market risk. At September 30, 1996, natural gas marketing operations had net commitments to sell approximately 18.5 Bcf of natural gas through the year 2000 with offsetting net financial positions to purchase approximately
20.0 Bcf, including commitments to purchase approximately .7 Bcf from EEX and financial positions to sell the same quantity. There was a net unrealized and unrecognized gain of $7.4 million at September 30, 1996 on these contracts.

Third-quarter operating income for natural gas processing operations of Enserch Processing Company increased to $4.6 million from $.7 million in the third quarter last year, primarily due to a $3.7 million (66%) improvement in plant margin. The average natural gas liquids (NGL) sales price for the third quarter of $16.09 per barrel was up 43% from the same period last year, while third-quarter sales volumes of 1.4 MMBbls were 5% less than in the prior-year period. For the first nine months of 1996, natural gas processing operations had operating income of $12.9 million, compared with $3.2 million for the same period last year, reflecting a $7.5 million (41%) improvement in plant margin and a $2.4 million increase in margin on gas purchased for resale. The average NGL sales price for the nine months of $14.42 per barrel was up 23% from the 1995 period, and sales volumes of 4.6 MMBbls were slightly higher than in the year-earlier period.

NATURAL GAS DISTRIBUTION - Lone Star Gas Company had an operating loss of
$4.2 million for the 1996 third quarter, compared with a loss of $1.6 million for the like period of 1995. The overall margin on gas sales of $38 million was virtually unchanged from the year-earlier period, and other revenues increased $1.8 million. However, operating expenses were $4.5 million above the 1995 period. Total gas sales volumes for the third quarter of 19 Bcf were down 9% from the 1995 third quarter. For the first nine months of 1996, operating income was $38 million versus $35 million for the year-earlier period. Overall margin on gas sales of $181 million was $9.1 million (5%) above the same period of 1995, reflecting residential and commercial rate improvements and near normal heating weather in the first quarter this year versus the first quarter last year, which experienced unusually warm winter weather. A reduction in the cost of gas lost in transmission also contributed to the margin improvement. Total gas sales volumes for the year-to-date period were 109 Bcf versus 105 Bcf for the 1995 period, with sales volumes to residential and commercial customers up 10% from the year-earlier period.

POWER AND OTHER - ENSERCH's power and other activities had an operating loss for the third quarter of $1.6 million versus operating income of $2.5 million for the third quarter last year. For the first nine months of 1996, this business segment had an operating loss of $3.6 million, compared with income of $2.0 million for the year-ago period. Results for the 1995 periods reflect a $1.0 million credit to business insurance expense resulting from favorable experience from prior years' injuries and damages claims and the recognition of $1.3 million of previously deferred revenues for development fees on projects completed in prior years as a result of certain contingencies being satisfied.

LIQUIDITY AND FINANCIAL RESOURCES - Operating activities for the first nine months of 1996 provided net cash flows of $185 million, compared with $180 million for the same period of 1995. Income before depreciation and amortization and deferred income taxes for the nine months was $39 million higher than for the same period of 1995; however, recoveries of producer settlements, which are now substantially complete, were $25 million less than the year-earlier period, and changes in other assets and liabilities resulted in a year-to-year reduction in cash flows of $20 million. Additionally, changes in current operating assets and liabilities for the first nine months this year provided $29 million versus $18 million provided in the 1995 period, which benefited from the recovery of expenditures on the Cooper project as a result of reimbursements by the leasing program and the collection of previously deferred billings on a cogeneration facility developed by Enserch Development Corporation.

Investing activities required net cash flows of $217 million, compared with $556 million in the first nine months of 1995, which included $342 million for business acquisitions. Current year additions to property, plant and equipment were $63 million higher than in the first nine months last year, with increases of $44 million for EEX, $8 million for natural gas pipeline & GPM and $11 million for natural gas distribution. Sales and retirements from property, plant and equipment provided $112 million in the first nine months of 1996, including the $93 million received by EEX from sales of its Rocky Mountain area properties, which it used to reduce debt incurred in the 1995 acquisition. Additional proceeds of approximately $20 million from sales of Rocky Mountain properties are expected to be received in the fourth quarter of 1996, which will also be used to reduce debt. Investments in unconsolidated affiliates include $32 million invested in gas distribution and transmission projects in Chile and Mexico and $25 million invested in a geothermal power project in Indonesia.

In July 1996, ENSERCH borrowed $100 million under its bank lines of credit and reduced outstanding commercial paper by the same amount. In September 1996, ENSERCH used $60 million borrowed under its bank lines of credit to prepay the $58.9 million principal balance of its 9.06% Notes, plus a prepayment premium. The early redemption of the Notes will allow the merger with TUC to go forward without the renegotiation of certain terms of the borrowing and will reduce future interest expense. The prepayment premium of $3.2 million
($2.1 million after tax) has been accounted for as an extraordinary loss.

As a percentage of total capitalization, common shareholders' equity plus minority interest in subsidiaries was 38.9% at September 30, 1996, compared with 40.2% at year-end 1995. At September 30, 1996, the current ratio was .75 versus .74 at December 31, 1995.

ENSERCH has bank lines in the form of a three-year revolving agreement totaling $600 million, $440 million of which was unused at September 30, 1996. In addition, EEX has a $350 million four-year revolving credit agreement, $220 million of which was unused at September 30, 1996.

Planned property, plant and equipment additions for 1996 total $320 million, including $210 million for EEX, $43 million for natural gas pipeline & GPM, $65 million for natural gas distribution and $2 million for other requirements. The planned expenditures are expected to be funded from internal cash flow and external financings as required.

MERGER WITH TUC - On April 15, 1996, ENSERCH announced that it had entered into a definitive agreement to enter into a business combination with TUC through a merger. As a result of this strategic action, the ENSERCH business units Lone Star Gas Company and Lone Star Pipeline Company, the local distribution and pipeline companies of ENSERCH, and other businesses will become a part of TUC. TUC will acquire these operations through the issuance of approximately $550 million of TUC common stock and the assumption of ENSERCH debt and preferred stock which approximated $1.27 billion at September 30, 1996. Prior to the merger, ENSERCH's approximate 83% interest in EEX, represented by approximately 105 million shares of EEX common stock, will be distributed to ENSERCH shareholders.

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

The Plan of Merger and related transactions will be submitted for approval by ENSERCH and TUC shareholders at special meetings to be held on November 15, 1996. The Plan of Merger is also subject to a favorable ruling from the Internal Revenue Service as to the tax-free nature of the distribution of EEX shares, and a request for that ruling has been submitted. The requisite filings with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 have been made. The required filing with the Securities and Exchange Commission (SEC) under the Public Utilities Holding Companies Act of 1935 has been made. In connection with this 1935 Act filing, the Railroad Commission of Texas (RRC) has advised the SEC that it has no objection to the proposed transaction and will rely on its existing authority and resources to protect the public interest and ratepayers subject to its jurisdiction, that there is no hindrance under Texas natural gas utility regulatory law to the proposed transaction and that the RRC intends to exercise its authority in accordance with applicable law. Closing of the transaction is expected to occur around year-end 1996.

REQUEST FILED FOR RATE RELIEF - In October 1996, Lone Star Pipeline Company filed a request with the RRC to increase the rate it charges to transport gas to residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas Company. Lone Star Gas also requested that the RRC set rates for costs to aggregate gas supply for these cities. Rates currently in effect were set by the RRC in 1982. If approved, the rate adjustment would increase annual revenues by approximately $24.2 million. The purpose of the rate request is to allow for the recovery of a substantial increase in the cost of doing business since 1982 and to cover significant capital investments of approximately $420 million made during the past 14 years to maintain and improve the reliability and safety of the pipeline system and help reduce natural-gas supply costs.

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                  Natural Gas and Oil Exploration and Production Operating Data (Unaudited)




                                                                    Three Months Ended   Nine Months Ended
                                                                        September 30        September 30
                                                                    ------------------   -----------------
                                                                       1996      1995       1996     1995
                                                                       ----     ------      ----    ------
Operating Income (Loss)(in millions) . . . . . . . . . . . . . .      $  7.9    $ (1.0)    $ 25.7   $ (5.0)
                                                                      ======    ======     ======   ======
Revenues (in millions) . . . . . . . . . . . . . . . . . . . . .      $ 83.2    $ 66.8     $243.6   $156.4
                                                                      ======    ======     ======   ======
Sales Volumes
   Natural gas (MMcf). . . . . . . . . . . . . . . . . . . . . .      25,591    29,083     76,501   63,536
   Oil and condensate (MBbls). . . . . . . . . . . . . . . . . .       1,352     1,018      3,726    2,236

Average Sales Price
   Natural gas (per Mcf) . . . . . . . . . . . . . . . . . . . .      $ 2.04    $ 1.61     $ 2.15   $ 1.79
   Oil and condensate (per Bbl). . . . . . . . . . . . . . . . .       19.92     16.72      19.02    16.86

Net Wells
   Drilled . . . . . . . . . . . . . . . . . . . . . . . . . . .          30        14         84       53
   Productive. . . . . . . . . . . . . . . . . . . . . . . . . .          22         7         64       33

Data in Equivalent Energy Content (per Mcfe) (a)
   Production revenue. . . . . . . . . . . . . . . . . . . . . .      $ 2.35    $ 1.81     $ 2.36   $ 1.96
   Production and operating costs (b). . . . . . . . . . . . . .         .58       .36        .60      .41
   Depreciation and amortization . . . . . . . . . . . . . . . .        1.10      1.07       1.04     1.07

(a)    Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals
       6.0 Mcfe.
(b)    Excludes related production, severance and ad valorem taxes.

                         OPERATING INCOME RECONCILIATION FROM EEX TO ENSERCH SEGMENT


                                                                     Three Months Ended    Nine Months Ended
                                                                         September 30         September 30
                                                                     ------------------   ------------------
                                                                       1996      1995       1996     1995
                                                                       ----     ------      ----    ------
Operating income (loss) of EEX . . . . . . . . . . . . . . . . .      $  9.0    $  2.9     $ 29.1   $ (1.5)
Amortization of costs capitalized by ENSERCH not incurred
 by EEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (.1)     (3.7)       (.2)    (2.9)
Effects of intercompany lease transactions . . . . . . . . . .           (.9)        -       (2.9)       -
Activities not conducted through EEX . . . . . . . . . . . . . .         (.1)      (.2)       (.3)     (.6)
                                                                       -----     -----      -----    -----
Operating income (loss) of ENSERCH's natural gas and oil
  exploration and production segment . . . . . . . . . . . . . .      $  7.9    $ (1.0)    $ 25.7   $ (5.0)
                                                                       =====     =====      =====    =====


                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
            Natural Gas Pipeline & Gathering, Processing and Marketing Operating Data (Unaudited)


                                                                     Three Months Ended   Nine Months Ended
                                                                        September 30         September 30
                                                                     ------------------  ------------------
                                                                       1996       1995      1996      1995
                                                                       ----      ------     ----     ------
Operating Income (Loss)(in millions)
  Pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  3.6    $  5.0     $ 35.3   $ 34.5
  Natural Gas Marketing. . . . . . . . . . . . . . . . . . . . .        (3.5)       .2      (11.8)     4.0
  Natural Gas Processing . . . . . . . . . . . . . . . . . . . .         4.6        .7       12.9      3.2
                                                                      ------    ------     ------   ------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  4.7    $  5.9     $ 36.4   $ 41.7
                                                                      ======    ======     ======   ======
Revenues (in millions)
  Pipeline (a) . . . . . . . . . . . . . . . . . . . . . . . . .      $ 30.2    $ 28.8     $117.5   $104.3
  Natural Gas Marketing. . . . . . . . . . . . . . . . . . . . .       139.1     181.8      551.1    558.3
  Natural Gas Processing - Natural gas liquids (b) . . . . . . .        23.2      17.0       65.7     52.4
  Other (c). . . . . . . . . . . . . . . . . . . . . . . . . . .         9.3       7.5       36.7     22.6
                                                                      ------    ------     ------   ------
      Total revenues . . . . . . . . . . . . . . . . . . . . . .      $201.8    $235.1     $771.0   $737.6
                                                                      ======    ======     ======   ======
Volumes
  Pipeline throughput (Bcf). . . . . . . . . . . . . . . . . . .       158.6     130.9      499.6    417.2
  Natural Gas Marketing (Bcf). . . . . . . . . . . . . . . . . .        58.7     108.0      223.5     321.7
  Natural Gas Processing (MMBbls). . . . . . . . . . . . . . . .         1.4       1.5        4.6      4.5

Average Sales Prices
  Natural Gas Marketing (per Mcf). . . . . . . . . . . . . . . .      $ 2.37    $ 1.68    $  2.47   $ 1.74
  Natural Gas Liquids (per Bbl). . . . . . . . . . . . . . . . .       16.09     11.22      14.42    11.73


(a)   Includes transportation services for affiliates and third-parties and other miscellaneous revenues.
(b)   Represents revenues from sales of plant production.
(c)   Includes revenues from natural-gas products purchased for resale, gathering fees and other miscellaneous revenues.

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                             Natural Gas Distribution Operating Data (Unaudited)



                                                                     Three Months Ended   Nine Months Ended
                                                                        September 30         September 30
                                                                      -----------------   ----------------
                                                                       1996      1995       1996     1995
                                                                      -----     ------     -----    ------
Operating Income (Loss)(in millions) . . . . . . . . . . . . . .      $ (4.2)   $ (1.6)    $ 38.4   $ 34.6
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues by Customer (in millions)
  Residential & commercial . . . . . . . . . . . . . . . . . . .      $ 90.0    $ 95.8     $549.3   $547.7
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .         4.9      10.5       22.1     43.1
  Electric generation. . . . . . . . . . . . . . . . . . . . . .        19.5      21.2       32.2     34.5
                                                                      ------    ------     ------   ------
    Total gas sales revenues . . . . . . . . . . . . . . . . . .       114.4     127.5      603.6    625.3
Gas transportation revenues(a) . . . . . . . . . . . . . . . . .         3.1       2.7        9.9      8.5
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . .         3.6       2.3       10.9      6.7
                                                                      ------    ------     ------   ------
        Total revenues . . . . . . . . . . . . . . . . . . . . .      $121.1    $132.5     $624.4   $640.5
                                                                      ======    ======     ======   ======
Natural Gas Sales Volumes by Customer (Bcf)
  Residential & commercial . . . . . . . . . . . . . . . . . . .        12.8      13.2       94.9     86.3
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .         1.2       2.5        5.7     10.4
  Electric generation. . . . . . . . . . . . . . . . . . . . . .         5.2       5.3        8.7      8.4
                                                                      ------    ------     ------   ------
    Total gas sales volumes. . . . . . . . . . . . . . . . . . .        19.2      21.0      109.3    105.1
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues (per Mcf)
  Residential & commercial . . . . . . . . . . . . . . . . . . .      $ 7.03    $ 7.29     $ 5.79   $ 6.35
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .        4.25      4.20       3.89     4.14
  Electric generation. . . . . . . . . . . . . . . . . . . . . .        3.73      3.99       3.71     4.12

Natural Gas Purchase Cost (per Mcf). . . . . . . . . . . . . . .      $ 3.84    $ 4.14     $ 3.76   $ 4.18

Heating Degree Days. . . . . . . . . . . . . . . . . . . . . . .          14        22      1,576    1,279


(a)  Represents the portion of transportation revenues attributable to the distribution system.  Related volumes are included within Natural Gas Pipeline & Gathering, Processing and Marketing statistics.

                         PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

      On October 1, 1996, the Texas Natural Resource Conservation Commission advised Enserch Exploration, Inc. ("EEX"), a subsidiary of the Corporation, that EEX had been named as one of several potentially responsible parties for the McBay Oil & Gas State Superfund site. This site is located near Grapeland, Texas, where a waste-oil reclamation plant existed from 1959 to 1987. This matter is currently being investigated by EEX. EEX has insufficient information at this time to determine the extent of it's responsibility, if any, for the clean-up of this site.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             EXHIBIT (15) - Letter of Deloitte & Touche LLP dated
                            November 12, 1996, regarding unaudited
                            interim financial statements.

         (b) Reports on Form 8-K

            Current Report on Form 8-K dated July 31, 1996. (News release regarding deep-water project.)

            Current Report on Form 8-K dated September 20, 1996. (Financial information in connection with the business combination of ENSERCH Corporation and TUC and merger of Enserch Exploration Inc. with and into Lone Star Energy Plant Operations.)

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ENSERCH Corporation
                                                 (Registrant)



Date: November 13, 1996             By        /s/ Keith Mond
                                        -------------------------------
                                                  Keith Mond,
                                                Vice President,




Date: November 13, 1996             By       /s/ J. W. Pinkerton
                                        ------------------------------
                                                 J. W. Pinkerton,
                                         Vice President and Controller,
                                              Chief Accounting Officer