Form 10-Q
period 1996-09-30
ENSERCH CORP
filed 1996-11-13
CIK 33015

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



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

As part of its natural gas marketing activities, EES enters into forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including swaps, options, futures and other contractual arrangements to offset price risks of gas supply. These activities involve price commitments into the future and, therefore, give rise to market risk. At September 30, 1996, natural gas marketing operations had net commitments to sell approximately 18.5 Bcf of natural gas through the year 2000 with offsetting net financial positions to purchase approximately
16.9 Bcf, including commitments to purchase approximately .7 Bcf from EEX and financial positions to sell the same quantity. There was a net unrealized and unrecognized gain of $7.4 million at September 30, 1996 on these contracts.

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


                                              ENSERCH Corporation
                                                 (Registrant)



Date: November 12, 1996             By        /s/ M. E. Rescoe
                                        -------------------------------
                                                  M. E. Rescoe,
                                         Senior Vice President, Finance
                                           and Chief Financial Officer



Date: November 12, 1996             By       /s/ J. W. Pinkerton
                                        ------------------------------
                                                 J. W. Pinkerton,
                                         Vice President and Controller,
                                              Chief Accounting Officer