Form 10-Q
period 1997-03-31
ENSERCH CORP
filed 1997-05-15
CIK 33015

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

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



        Number of shares of Common Stock of Registrant outstanding as of May 13, 1997: 70,487,840.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

                                                                               Three Months Ended
                                                                                     March 31
                                                                          ----------------------------
                                                                            1997                 1996
                                                                            ----                 ----
                                                                                (In thousands except
                                                                                 per share amounts)
Revenues
  Natural gas distribution. . . . . . . . . . . . . . . . . . .           $ 412,525           $362,848
  Natural gas pipeline. . . . . . . . . . . . . . . . . . . . .              50,616             63,537
  Natural gas processing. . . . . . . . . . . . . . . . . . . .              32,919             29,328
  Gas marketing . . . . . . . . . . . . . . . . . . . . . . . .             343,920            252,550
  Power and other . . . . . . . . . . . . . . . . . . . . . . .               6,014              7,866
  Natural gas and oil exploration and production. . . . . . . .              85,170             75,416
  Less intercompany revenues. . . . . . . . . . . . . . . . . .             (63,197)          (112,902)
                                                                          ---------           --------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . .             867,967            678,643
                                                                          ---------           --------
Costs and Expenses
  Gas purchase. . . . . . . . . . . . . . . . . . . . . . . . .             601,086            422,318
  Operating expenses. . . . . . . . . . . . . . . . . . . . . .             113,809            110,889
  Write-down of gas and oil properties. . . . . . . . . . . . .             426,229               -
  Depreciation and amortization . . . . . . . . . . . . . . . .              42,139             46,401
  Gross receipts and production taxes . . . . . . . . . . . . .              18,653             17,938
  Payroll, ad valorem and other taxes . . . . . . . . . . . . .              10,171             10,705
                                                                          ---------           --------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . .           1,212,087            608,251
                                                                          ---------           --------
Operating Income (Loss) . . . . . . . . . . . . . . . . . . . .            (344,120)            70,392
Other Expense - Net . . . . . . . . . . . . . . . . . . . . . .              (2,086)              (782)
Interest and Other Financing Costs. . . . . . . . . . . . . . .             (24,809)           (22,656)
                                                                          ---------           --------
Income (Loss) Before Income Taxes and Minority Interest . . . .            (371,015)            46,954
Income Taxes (Benefit). . . . . . . . . . . . . . . . . . . . .            (130,641)            17,170
Minority Interest . . . . . . . . . . . . . . . . . . . . . . .             (39,449)                 7
                                                                          ---------           --------
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . .            (200,925)            29,777
Provision for Dividends on Preferred Stock. . . . . . . . . . .               2,862              2,759
                                                                          ---------           --------
Earnings (Loss) Applicable to Common Stock. . . . . . . . . . .           $(203,787)          $ 27,018
                                                                          =========           ========
Per Share of Common Stock
  Earnings (loss) applicable to common stock. . . . . . . . . .           $   (2.89)          $    .39
                                                                          =========           ========
  Cash dividends declared . . . . . . . . . . . . . . . . . . .           $     .05           $    .05
                                                                          =========           ========
Average Common and Dilutive Common
  Equivalent Shares Outstanding . . . . . . . . . . . . . . . .              70,449             68,475
                                                                          =========           ========
Operating Income (Loss) by Business Segments
Businesses to be merged with TUC
  Natural gas distribution. . . . . . . . . . . . . . . . . . .           $  47,997           $ 51,135
  Natural gas pipeline (before credit). . . . . . . . . . . . .              24,844             24,570
    Credit to customers . . . . . . . . . . . . . . . . . . . .              (8,568)               -
  Natural gas processing. . . . . . . . . . . . . . . . . . . .               3,921              4,150
  Natural gas marketing . . . . . . . . . . . . . . . . . . . .             (11,423)           (11,629)
  Power and other . . . . . . . . . . . . . . . . . . . . . . .              (1,856)              (507)
  General corporate . . . . . . . . . . . . . . . . . . . . . .              (2,159)            (2,336)
                                                                          ---------           --------
    Total operating income of businesses to be merged with TUC.              52,756             65,383
Natural gas and oil exploration and production and other
  businesses to be distributed to ENSERCH shareholders
  (before impact of write-down) . . . . . . . . . . . . . . . .              23,177              5,009
  Impact of write-down of capitalized costs . . . . . . . . . .            (420,053)               -
                                                                          ---------           --------
        Consolidated operating income (loss). . . . . . . . . .           $(344,120)          $ 70,392
                                                                          =========           ========

See accompanying Notes.

                                        -1-

                                      ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (UNAUDITED)



                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                         ----------------------------
                                                                                           1997                 1996
                                                                                           ----                 ----
                                                                                                 (In thousands)
OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(200,925)          $ 29,777
  Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (39,449)                 7
  Write-down of gas and oil properties . . . . . . . . . . . . . . . . . . . . .           426,229
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .            42,139             46,401
  Deferred income-tax expense (benefit). . . . . . . . . . . . . . . . . . . . .          (132,280)            15,512
  Recoveries of gas-purchase contract settlements. . . . . . . . . . . . . . . .               132              5,462
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,667              2,172
  Changes in current operating assets and liabilities
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             104,249            (23,019)
   Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .              67,269              7,721
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (144,390)            (7,641)
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             (52,213)            13,671
                                                                                          --------           --------
     Net cash flows from operating activities. . . . . . . . . . . . . . . . .              75,428             90,063
                                                                                          --------           --------
INVESTING ACTIVITIES
  Additions to property, plant and equipment . . . . . . . . . . . . . . . . .             (56,421)           (51,239)
  Sales and retirements of property, plant and equipment . . . . . . . . . . .               2,721             15,468
  Investments in unconsolidated affiliates . . . . . . . . . . . . . . . . . .              (9,747)            (7,018)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (20,710)           (19,998)
                                                                                          --------           --------
     Net cash flows used for investing activities. . . . . . . . . . . . . . .             (84,157)           (62,787)
                                                                                          --------           --------
FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings . . . . . . . . .              49,500            (34,313)
  Borrowings by EEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20,000             55,000
  Repayment of borrowing by EEX. . . . . . . . . . . . . . . . . . . . . . . .             (55,000)           (20,000)
  Borrowings under ENSERCH revolving credit agreement. . . . . . . . . . . . .             100,000
  Retirement of senior long-term debt. . . . . . . . . . . . . . . . . . . . .            (100,399)              (330)
  Change in advances under lease arrangements. . . . . . . . . . . . . . . . .              (1,737)           (12,233)
  Issuance of ENSERCH common stock . . . . . . . . . . . . . . . . . . . . . .               3,613                672
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (6,388)            (6,231)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   2                 49
                                                                                          --------           --------
     Net cash flows from (used for) financing activities . . . . . . . . . . .               9,591            (17,386)
                                                                                          --------           --------
Net Cash Flows from (used for) Discontinued Operations . . . . . . . . . . . .               1,985             (6,276)
                                                                                          --------           --------
Net Increase in Cash and Equivalents . . . . . . . . . . . . . . . . . . . . . .             2,847              3,614
Cash and Equivalents at Beginning of Period. . . . . . . . . . . . . . . . . . .            19,073              8,561
                                                                                          --------           --------
Cash and Equivalents at End of Period. . . . . . . . . . . . . . . . . . . . .            $ 21,920           $ 12,175
                                                                                          ========           ========

See accompanying Notes.

                                        ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (March 31, 1997 Unaudited)



                                                                                    March 31        December 31
                                                                                      1997             1996
                                                                                   ---------        -----------
                                                                                         (In thousands)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   21,920         $   19,073
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         273,861            382,404
  Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . .         102,472            119,178
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          70,918            121,837
                                                                                  ----------         ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         469,171            642,492
                                                                                  ----------         ----------
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         129,104            115,633
                                                                                  ----------         ----------
Property, Plant and Equipment (full-cost
  method for gas and oil properties) . . . . . . . . . . . . . . . . . . . .       4,424,290          4,805,293
  Less accumulated depreciation and amortization . . . . . . . . . . . . . .      (1,896,872)        (1,861,914)
                                                                                  ----------         ----------
    Net property, plant and equipment. . . . . . . . . . . . . . . . . . . .       2,527,418          2,943,379
                                                                                  ----------         ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          44,773             43,073
                                                                                  ----------         ----------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $3,170,466         $3,744,577
                                                                                  ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Commercial paper and other short-term borrowings . . . . . . . . . . . . .      $  187,500          $ 138,000
  Current portion of senior long-term debt . . . . . . . . . . . . . . . . .           1,648              1,598
  Payables under leasing arrangements. . . . . . . . . . . . . . . . . . . .          14,508              8,714
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         267,503            428,354
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         109,753            163,376
  Liabilities for discontinued engineering and construction operations . . .          14,506             17,933
                                                                                  ----------         ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .         595,418            757,975
                                                                                  ----------         ----------
Senior Long-term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .         921,593            956,971
                                                                                  ----------         ----------
Convertible Subordinated Debentures. . . . . . . . . . . . . . . . . . . . .          90,750             90,750
                                                                                  ----------         ----------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .         155,613            288,299
                                                                                  ----------         ----------
Capital Lease Obligations. . . . . . . . . . . . . . . . . . . . . . . . . .         234,204            241,735
                                                                                  ----------         ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         185,129            181,030
                                                                                  ----------         ----------
Mandatorily Redeemable Preferred Securities of Subsidiary of EEX . . . . . .         150,000            150,000
                                                                                  ----------         ----------
Minority Interest in Subsidiaries. . . . . . . . . . . . . . . . . . . . . .         120,101            159,426
                                                                                  ----------         ----------
Shareholders' Equity
  Adjustable rate preferred stock. . . . . . . . . . . . . . . . . . . . . .         175,000            175,000
                                                                                  ----------         ----------
  Common shareholders' equity
    Common stock (100,000 shares authorized;
      70,485 and 70,280 shares outstanding). . . . . . . . . . . . . . . . .             705                703
    Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         676,381            672,775
    Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . .        (133,670)            70,774
    Foreign currency translation adjustment. . . . . . . . . . . . . . . . .            (758)              (861)
                                                                                  ----------         ----------
      Common shareholders' equity. . . . . . . . . . . . . . . . . . . . . .         542,658            743,391
                                                                                  ----------         ----------
        Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . .         717,658            918,391
                                                                                  ----------         ----------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $3,170,466         $3,744,577
                                                                                  ==========         ==========

See accompanying Notes.

                  ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
              Notes to Condensed Consolidated Financial Statements

1. On April 15, 1996, ENSERCH Corporation announced that it had entered into a merger agreement with Texas Utilities Company (TUC). Prior to the merger, ENSERCH's approximate 83% interest in Enserch Exploration, Inc.
    (EEX), represented by approximately 105 million shares of EEX common stock, will be distributed to ENSERCH shareholders. Lone Star Gas Company and Lone Star Pipeline Company, the local distribution and pipeline companies of ENSERCH, and other business will become a part of TUC.

    The transaction is subject to certain conditions which include the approval by the Securities and Exchange Commission (SEC) and receipt by ENSERCH of a favorable tax ruling from the Internal Revenue Service (IRS) to the effect that its distribution of EEX stock will be a tax-free transaction. ENSERCH received this IRS ruling in February 1997. ENSERCH recently became aware of an inadvertent misstatement of fact it believes is immaterial in its filing with the IRS and has received an opinion from outside counsel that it will still be able to rely on the ruling. While ENSERCH and TUC do not believe the additional facts would change the IRS's ruling, the situation is being reviewed by the parties and further communication with the IRS may ensue.

    All other approvals have been received, except for approval by the SEC under the Public Utility Holding Company Act of 1935 where the approval process is proceeding.

2. The SEC-prescribed full-cost accounting rules require registrants to calculate the cost center ceiling limitation at the end of each quarter using current prices and costs. At March 31, 1997, ENSERCH's carrying value of the unamortized capitalized costs of EEX's U.S. gas and oil properties was $426 million in excess of the cost center ceiling limitation based on average March 1997 prices. Considering the associated reduction in amortization expense, the write-down reduced first quarter operating income $420 million. After-tax and minority interest, the impact on ENSERCH earnings of the non-cash write-down was $236 million, or approximately $3.34 per share of common stock. The write-down will not affect the ENSERCH merger with TUC or the ENSERCH businesses to be merged.

3. Lone Star Pipeline Company has filed a request with the Railroad Commission of Texas (RRC) to increase the rate it charges Lone Star Gas Company to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas Company. Lone Star Gas Company has also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates currently in effect were set by the RRC in 1982. The purpose of the rate request is to allow for the recovery of a substantial increase in the cost of doing business since 1982 and to cover significant capital investments of approximately $420 million made during the past 14 years to maintain and improve the reliability and safety of the pipeline system and help reduce natural-gas supply costs.

    Prior to the Companys' filing of these requests for rate increases, the RRC had ordered a general inquiry into the rates and services of Lone Star Gas Company. The scope of the inquiry has not been defined, and an evidentiary hearing has not been held. At the conclusion of the rate hearing requested by Lone Star Pipeline and Lone Star Gas Company, RRC examiners indicated that they would inquire about the historical natural gas acquisition practices and costs.

    A preliminary recommendation made by RRC staff examiners on the rate requests would cut the Company's current margin by 16 percent. In addition, the examiners' recommendation would impose severe financial penalties for the prices paid for the natural gas supplied to customers. The Company has protested the examiners' preliminary recommendation which it considers to be unreasonable and legally unsupportable. The commissioners will consider the examiners' recommendation and the Company's protest to the recommendation during their May meetings and are expected to issue a decision no later than May 20.

4. Earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the periods, including common equivalent shares when dilutive. Fully diluted earnings per share are not presented since the assumed exercise of stock options and conversion of debentures would not be dilutive.

5. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.
    Certain prior-period amounts have been reclassified to conform to the 1997 presentation.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of March 31, 1997, and the related condensed statements of consolidated income and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of December 31, 1996, and the related statements of consolidated income, cash flows and common shareholders' equity for the year then ended (not presented herein); and in our report dated February 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
May 7, 1997

Item 2.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


MERGER WITH TUC - On April 15, 1996, ENSERCH Corporation announced that it had entered into a merger agreement with Texas Utilities Company
(TUC). Prior to the merger, ENSERCH's approximate 83% interest in Enserch Exploration, Inc. (EEX), represented by approximately 105 million shares of EEX common stock, will be distributed to ENSERCH shareholders. Lone Star Gas Company and Lone Star Pipeline Company, the local distribution and pipeline companies of ENSERCH, and other business will become a part of TUC.

The transaction is subject to certain conditions which include the approval by the Securities and Exchange Commission (SEC) and receipt by ENSERCH of a favorable tax ruling from the Internal Revenue Service (IRS) to the effect that its distribution of EEX stock will be a tax-free transaction. ENSERCH received this IRS ruling in February 1997. ENSERCH recently became aware of an inadvertent misstatement of fact it believes is immaterial in its filing with the IRS and has received an opinion from outside counsel that it will still be able to rely on the ruling. While ENSERCH and TUC do not believe the additional facts would change the IRS's ruling, the situation is being reviewed by the parties and further communication with the IRS may ensue.

All other approvals have been received, except for approval by the SEC under the Public Utility Holding Company Act of 1935 where the approval process is proceeding.

Within a $4.00 (approximately 10%) price range variation above or below the April 12, 1996 closing price of TUC common stock ($39.625 per share), each holder of ENSERCH common stock will receive sufficient shares of TUC common stock to provide $8.00 of value. Above or below the 10% threshold, the number of shares received remains fixed and the value received will move up or down pro rata with the price of TUC common stock. Based on the daily closing price of TUC common stock through May 8, 1997 each ENSERCH share would be converted into approximately .225 shares of TUC common stock. Also, based on the ENSERCH shares outstanding at May 8, 1997 and estimated EEX shares to be owned by ENSERCH as of the merger date, each holder of ENSERCH common stock would receive approximately 1.5 shares of EEX common stock for each ENSERCH share. The final determination of TUC and EEX shares received by ENSERCH shareholders will be based on the price of the TUC shares for a specified period prior to closing and the actual number of ENSERCH and EEX shares outstanding on the closing date.

CONSOLIDATED RESULTS OF OPERATIONS - For the first quarter of 1997, ENSERCH Corporation had income of $18.6 million from the businesses that will be merged with TUC. First quarter income was reduced by an $8.6 million pretax, $5.6 million after-tax, provision for a previously announced voluntary credit Lone Star Gas Company intends to make to its customers. Excluding this provision, first quarter income from the businesses to be merged with TUC was $24 million compared with $29 million for the first quarter of 1996.

ENSERCH's natural gas and oil exploration and production business, represented by its 83% interest in EEX, and other businesses which will be distributed to ENSERCH shareholders immediately prior to the merger with TUC had a first quarter 1997 loss of $220 million. The loss, which has no effect on the ENSERCH businesses to be merged with TUC, resulted from the non-cash write-down of the carrying value of EEX's gas and oil properties required under the full-cost method of accounting.

After provision for preferred dividends, ENSERCH's consolidated first quarter loss applicable to common stock was $204 million, or $2.89 per share, including income of $.22 per share from businesses to be merged with TUC and a loss of $3.11 per share from businesses to be distributed to ENSERCH shareholders. Excluding the unusual charges, ENSERCH had consolidated first quarter earnings applicable to common stock of $40 million or $.56 per share. For the 1996 first quarter, earnings applicable to common stock were $27 million, or $.39 per share, essentially all from the businesses to be merged with TUC.

NATURAL GAS DISTRIBUTION - Operating income for Lone Star Gas Company for the first quarter of $48 million was $3.1 million (6%) under the first quarter of last year, with gas sales margin down $1.7 million (2%) from the year-ago period. The decrease in margin reflects the impact of heating weather that was 10% below normal versus near normal weather the first quarter of 1996.
A higher cost of gas lost in transmission also contributed to the margin decline. Total gas sales volumes for the first quarter decreased 2% from the 1996 first quarter. Operating expenses of $64 million were $3.7 million higher than for the 1996 first quarter, principally due to increased employee and maintenance costs.

NATURAL GAS PIPELINE - Pipeline operations, which are conducted by Lone Star Pipeline Company, had operating income of $25 million, before recognition of a credit to Lone Star Gas Company customers for a transportation charge inadvertently collected in 1991 through 1995. This was approximately the same as the prior year's first quarter results. Heating degree days for this year's first quarter were 11% below the first quarter of 1996 and 10% below normal. Pipeline throughput for the first quarter totaled 173 Bcf, 5% less than the year-earlier period. Improvement in the cost of gas lost in transmission mostly offset the effects of the warmer weather.

NATURAL GAS PROCESSING - First-quarter operating income for natural gas gathering and processing operations of Enserch Processing, Inc. decreased modestly from $4.2 million in the first quarter last year to $3.9 million, reflecting a decline in the margin on gas purchased for resale that was partially offset by lower operating expenses. NGL sales volumes for the first quarter totaled 1.4 million barrels, 10% under the 1996 first quarter mostly due to sales from inventory in 1996. Production volumes were little changed from the 1996 first quarter. The average sales price per barrel for the first quarter of $16.52 was up 24% from the first quarter last year.

NATURAL GAS MARKETING - Gas marketing operations, which are conducted through Enserch Energy Services, Inc. (EES), had a first quarter operating loss of

$11.4 million, little changed from the first quarter of 1996. Sales volumes increased 11% from the first quarter of 1996 and average prices increased 23%, resulting in a 36% increase in revenues. The margin improved $1 million but remained negative at $4.6 million. Operating expenses of $6.7 million were $.6 million (9%) higher than in the first quarter last year.

As part of its natural gas marketing activities, EES enters into forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including swaps, options, futures and other contractual arrangements. These activities involve price commitments into the future and, therefore, give rise to market risk. At March 31, 1997, natural gas marketing operations had net commitments to sell approximately 27 Bcf of natural gas through the year 1997 with offsetting net financial positions to purchase approximately the same quantity. There was a net unrealized and unrecognized gain of $8.2 million at March 31, 1997 on these contracts.

POWER AND OTHER - ENSERCH's power and other activities to be merged with TUC had an operating loss for the first quarter of $1.9 million, compared with an operating loss of $.5 million for the first quarter last year. These amounts exclude the operating income of $.2 million for both 1997 and 1996 of Lone Star Energy Plant Operations, Inc. (LSEPO), which is to be included in the distribution of EEX.

NATURAL GAS AND OIL EXPLORATION AND PRODUCTION - Operating income (before the effect of the write-down) from exploration and production operations, which are conducted through EEX, was $23 million for the first quarter of 1997, a significant improvement from the $4.4 million for the first quarter last year. First-quarter revenues rose to $85 million from $75 million for the first quarter of 1996, reflecting a $4.1 million improvement in natural-gas revenues and a $5.8 million increase in oil revenues. Natural-gas sales volumes decreased to 20 billion cubic feet (Bcf) for the first quarter of 1997, compared with 25 Bcf sold during the 1996 first quarter. The decline was partially attributable to the sale of certain non-core properties during the latter part of 1996. The average price received for natural gas for the first quarter was $2.85 per thousand cubic feet (Mcf), compared with $2.17 per Mcf for the year earlier. Oil sales volumes of 1.1 million barrels (MBbls) were 6% higher compared with the first quarter last year and the price received averaged $21.93 per barrel, a 23% improvement from the first quarter last year.

Operating expenses for the first quarter of 1997 (before the effect of the write-down) totaled $62 million versus $71 million for the first quarter of 1996. About $5 million of the decrease is attributable to the refinancing of operating leases for equipment and facilities as capital leases in late 1996. In addition, the sale of the non-core properties during 1996 reduced expenses.

EEX manages a portion of the risk associated with fluctuations in the price of natural gas and oil through the use of hedging techniques such as gas and oil swaps, collars and futures agreements. In total, gas and oil price hedging activities reduced first quarter 1997 and 1996 revenues by $.5 million and $5.7 million respectively. At March 31, 1997, EEX had outstanding swaps, collars and futures agreements that were entered into as hedges extending through December 31, 1997 to exchange payments on 19 Bcf of natural gas and
1.6 million barrels of oil. At March 31, 1997, there were $3.8 million of net unrealized and unrecognized hedging gains based on the difference between the strike price and the NYMEX futures price for the applicable trading month.
In addition, there were $1.4 million of realized gains on hedging activities which were deferred and will be applied as an increase in revenues in April 1997, the month of physical sale of production.

LIQUIDITY AND FINANCIAL RESOURCES - Operating activities for the first quarter of 1997 provided net cash flows of $75 million, compared with $90 million for the first quarter of 1996. Recoveries of producer settlements, which are now substantially complete, were $5.3 million less than the year-earlier period, and changes in current operating assets and liabilities required cash of $20.4 million in the first quarter this year compared with $7.1 million required in the first quarter last year.

Investing activities required net cash flows of $84 million versus $63 million in the first quarter of 1996. The level of capital spending and investments in unconsolidated affiliates were both slightly higher this year. Proceeds from sales and retirements of property, plant and equipment provided
$2.7 million in the first quarter this year versus $15.5 million in the 1996 first quarter.

As a percentage of total capitalization, common shareholders' equity plus minority interest in subsidiaries was 33.1% at March 31, 1997, compared with 39.7% at year-end 1996.

ENSERCH has bank lines in the form of a revolving credit agreement expiring September 30, 2001 totaling $650 million, $390 million of which was unused at March 31, 1997. In addition, EEX has a $350 million four-year revolving credit agreement, $270 million of which was unused at March 31, 1997, and other affiliates have four-year revolving credit agreements aggregating $30 million, $5 million of which was unused at March 31, 1997.

Planned property, plant and equipment additions for 1997 include $71 million for natural gas distribution and $42 million for natural gas pipeline, processing, marketing, and other requirements. The planned expenditures are expected to be funded from internal cash flow and external financings as required. Enserch Exploration plans to utilize substantially all of its internally generated cash flows, plus proceeds from the monetization of non-core assets, to fund its capital expenditures program.

PENDING RATE CASE - Lone Star Pipeline Company has filed a request with the Railroad Commission of Texas (RRC) to increase the rate it charges Lone Star Gas Company to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas Company. Lone Star Gas Company has also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates currently in effect were set by the RRC in 1982. The purpose of the rate request is to allow for the recovery of a substantial increase in the cost of doing business since 1982 and to cover significant capital investments of approximately $420 million made during the past 14 years to maintain and improve the reliability and safety of the pipeline system and help reduce natural-gas supply costs.

Prior to the Companys' filing of these requests for rate increases, the RRC had ordered a general inquiry into the rates and services of Lone Star Gas Company. The scope of the inquiry has not been defined, and an evidentiary hearing has not been held. At the conclusion of the rate hearing requested by Lone Star Pipeline and Lone Star Gas Company, RRC examiners indicated that they would inquire about the historical natural gas acquisition practices and costs.

A preliminary recommendation made by RRC staff examiners on the rate requests would cut the Company's current margin by 16 percent. In addition, the examiners' recommendation would impose severe financial penalties for the prices paid for the natural gas supplied to customers. The Company has protested the examiners' preliminary recommendation which it considers to be unreasonable and legally unsupportable. The commissioners will consider the examiners' recommendation and the Company's protest to the recommendation during their May meetings and are expected to issue a decision no later than May 20.

OPERATIONS TO BE DISTRIBUTED TO ENSERCH SHAREHOLDERS - The merger of ENSERCH with TUC will be preceded by the distribution of EEX shares to ENSERCH common shareholders. To facilitate the distribution, LSEPO, a wholly owned subsidiary of ENSERCH, will merge with EEX; LSEPO will be the surviving corporation of that merger, and its name will be changed to Enserch Exploration, Inc. The merger enables the distribution to be tax-free to ENSERCH and its shareholders. LSEPO, under long-term contracts, operates and maintains three cogeneration facilities.

Following the distribution, the historical financial statements of ENSERCH will be restated to reflect the exploration and production segment and LSEPO as discontinued operations. ENSERCH's restated results of operations will be as follows:

                                                                       Quarter Ended  March 31
                                                                     ----------------------------
                                                                        1997               1996
                                                                       ------             ------

Income (Loss) from Continuing Operations. . . . . . . . . .          $  18,576           $ 29,485
Income (Loss) from Discontinued Operations: . . . . . . . .           (219,501)               292
                                                                     ---------           --------
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . .           (200,925)            29,777
Provision for Dividends on Preferred Stock. . . . . . . . .              2,862              2,759
                                                                     ---------           --------
Earnings (Loss) Applicable to Common Stock. . . . . . . . .          $(203,787)          $ 27,018
                                                                     =========           ========
Per Share of Common Stock:
   Income from continuing operations after provision
     for preferred dividends. . . . . . . . . . . . . . . .          $     .22           $    .39
   Discontinued operations. . . . . . . . . . . . . . . . .              (3.11)              -
                                                                     ---------           --------
   Earnings applicable to common stock. . . . . . . . . . .          $   (2.89)          $    .39
                                                                     =========           ========
*The following reconciles net income (loss) of EEX and LSEPO to income (loss) from the discontinued exploration and production business segment:

Net income (loss) of EEX. . . . . . . . . . . . . . . . . .          $(234,730)          $     84
Net income of LSEPO . . . . . . . . . . . . . . . . . . . .                135                121
Differences in amounts reported by EEX and LSEPO and amounts reported for the discontinued business by ENSERCH in its
  consolidated financial statements (after-tax):
    Write-down of gas and oil properties by ENSERCH in
      excess of write-down incurred by EEX. . . . . . . . .            (26,669)               -
    Amortization of costs capitalized by ENSERCH not
      incurred by EEX . . . . . . . . . . . . . . . . . . .                (91)               (43)
    Effect of property sub-lease transaction. . . . . . . .                -                  247
    Activities not conducted through EEX and other. . . . .              2,405               (110)
    Eliminate minority interest . . . . . . . . . . . . . .             39,449                 (7)
                                                                     ---------           --------
Income (loss) from discontinued exploration and production
     business segment . . . . . . . . . . . . . . . . . . .          $(219,501)          $    292
                                                                     =========           ========

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                Natural Gas Distribution Operating Data (Unaudited)




                                                                       Three Months Ended
                                                                            March 31
                                                                    --------------------------
                                                                      1997            1996 (a)
                                                                    ------            --------
Operating Income (in millions). . . . . . . . . . . . . . .         $ 48.0             $ 51.1
                                                                    ======             ======
Natural Gas Sales Revenues by Customer (in millions)
  Residential & commercial. . . . . . . . . . . . . . . . .         $381.8             $334.7
  Industrial. . . . . . . . . . . . . . . . . . . . . . . .            8.7               11.2
  Electric generation . . . . . . . . . . . . . . . . . . .           13.7               10.9
                                                                    ------             ------
       Total gas sales revenues . . . . . . . . . . . . . .          404.2              356.8
Gas transportation revenues (b) . . . . . . . . . . . . . .            3.9                3.7
Other revenues. . . . . . . . . . . . . . . . . . . . . . .            4.4                2.3
                                                                    ------             ------
       Total revenues . . . . . . . . . . . . . . . . . . .         $412.5             $362.8
                                                                    ======             ======
Natural Gas Sales Volumes by Customer (Bcf)
  Residential & commercial. . . . . . . . . . . . . . . . .           61.5               62.2
  Industrial. . . . . . . . . . . . . . . . . . . . . . . .            1.9                3.0
  Electric generation . . . . . . . . . . . . . . . . . . .            3.1                2.8
                                                                    ------             ------
       Total gas sales volumes. . . . . . . . . . . . . . .           66.5               68.0
                                                                    ======             ======
Natural Gas Sales Revenues (per Mcf)
  Residential & commercial. . . . . . . . . . . . . . . . .         $ 6.21             $ 5.38
  Industrial. . . . . . . . . . . . . . . . . . . . . . . .           4.66               3.74
  Electric generation . . . . . . . . . . . . . . . . . . .           4.37               3.81

Natural Gas Purchase Cost (per Mcf) . . . . . . . . . . . .         $ 4.42             $ 3.60

Heating Degree Days . . . . . . . . . . . . . . . . . . . .          1,292              1,458

(a)  The 1996 results of the natural gas pipeline and natural gas distribution segments have been restated
     to reflect realignment of functions in 1997.
(b)  Represents the portion of transportation revenues attributable to the distribution system.  Related volumes are included within Natural Gas Pipeline, Processing and Marketing statistics.

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                Natural Gas Pipeline, Processing and Marketing Operating Data (Unaudited)



                                                                                Three Months Ended
                                                                                     March 31
                                                                            -------------------------
                                                                             1997             1996 (a)
                                                                            ------            -------
Operating Income (Loss)(in millions)
  Natural Gas Pipeline (before credit) . . . . . . . . . . . . . . .       $ 24.8             $ 24.6
    Credit to customers (b). . . . . . . . . . . . . . . . . . . . .         (8.6)                -
  Natural Gas Processing . . . . . . . . . . . . . . . . . . . . . .          3.9                4.1
  Gas Marketing. . . . . . . . . . . . . . . . . . . . . . . . . . .        (11.4)             (11.6)

Revenues (in millions)
  Natural Gas Pipeline (c)
    Transportation . . . . . . . . . . . . . . . . . . . . . . . . .       $ 47.9             $ 49.3
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11.3               14.2
                                                                           ------             ------
     Total (before credit) . . . . . . . . . . . . . . . . . . . . .         59.2               63.5
    Credit to customers (b). . . . . . . . . . . . . . . . . . . . .         (8.6)                 -
                                                                           ------             ------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 50.6             $ 63.5
                                                                           ======             ======
  Natural Gas Processing
    Natural gas liquids (d)  . . . . . . . . . . . . . . . . . . . .       $ 23.4             $ 21.0
    Other (e). . . . . . . . . . . . . . . . . . . . . . . . . . . .          9.5                8.3
                                                                           ------             ------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 32.9             $ 29.3
                                                                           ======             ======
  Gas Marketing. . . . . . . . . . . . . . . . . . . . . . . . . . .       $344.0             $252.6
                                                                           ======             ======
Volumes
  Pipeline throughput (Bcf). . . . . . . . . . . . . . . . . . . . .        172.9              182.7
  Gas Processing (MMBbls). . . . . . . . . . . . . . . . . . . . . .          1.4                1.6
  Gas Marketing (Bcf). . . . . . . . . . . . . . . . . . . . . . . .        108.3               97.6

Average Sales Prices
  Natural Gas Liquids (per Bbl). . . . . . . . . . . . . . . . . . .       $16.52             $13.30
  Gas Marketing (per Mcf). . . . . . . . . . . . . . . . . . . . . .         3.18               2.59

(a)    The 1996 results of the natural gas pipeline and natural gas distribution segments have been restated to reflect realignment of functions in 1997.
(b)    Represents a voluntary credit to customers of Lone Star Gas Company for a transportation charge inadvertently collected between 1991 and 1995.
(c)    Includes transportation services for affiliates and third-parties and other miscellaneous revenues.
(d)    Represents revenues from sales of plant production.
(e)    Includes revenues from natural-gas products purchased for resale, gathering fees and other miscellaneous revenues.

                                 ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                 Natural Gas and Oil Exploration and Production Operating Data (Unaudited)




                                                                             Three Months Ended
                                                                                  March 31
                                                                          --------------------------
                                                                            1997               1996
                                                                            ----               ----
Operating Income (Loss)(in millions) . . . . . . . . . . . . .            $(397.1)            $  4.4
                                                                          =======             ======
Revenues (in millions) . . . . . . . . . . . . . . . . . . . .            $  85.2             $ 75.4
                                                                          =======             ======
Sales Volumes
  Natural gas (Mmcf) . . . . . . . . . . . . . . . . . . . . .             20,426             24,971
  Oil and condensate (Mbbls) . . . . . . . . . . . . . . . . .              1,147              1,082

Average Sales Price
  Natural gas (per Mcf). . . . . . . . . . . . . . . . . . . .             $ 2.85             $ 2.17
  Oil and condensate (per Bbl) . . . . . . . . . . . . . . . .              21.93              17.90

Net Wells
  Drilled. . . . . . . . . . . . . . . . . . . . . . . . . . .                 16                 18
  Productive . . . . . . . . . . . . . . . . . . . . . . . . .                 11                 17

Data in Equivalent Energy Content (per Mcfe)(a)
  Production revenue . . . . . . . . . . . . . . . . . . . . .             $ 3.05             $ 2.31
  Production and operating costs (b) . . . . . . . . . . . . .                .49                .63
  Depreciation and amortization (c). . . . . . . . . . . . . .                .99               1.01

(a)  Oil and natural gas liquids are converted to Mcf equivalents (Mcfe) on the basis of one barrel equals 6.0
     Mcfe.
(b)  Excludes related production, severance and ad valorem taxes.
(c)  Excludes write-down of gas and oil properties.  As a result of the write-down amortization for 1997 was reduced approximately $.22 per Mcfe.

                       OPERATING INCOME RECONCILIATION FROM EEX TO ENSERCH SEGMENT


                                                                             Three Months Ended
                                                                                  March 31
                                                                          --------------------------
                                                                            1997               1996
                                                                           ------             ------
Operating income of EEX. . . . . . . . . . . . . . . . . . . .            $(355.3)            $  5.7
Amortization of costs capitalized by ENSERCH not incurred
 by EEX  . . . . . . . . . . . . . . . . . . . . . . . . . . .                (.7)
Write-down of gas and oil properties by ENSERCH
 in excess of write-down incurred by EEX . . . . . . . . . . .              (41.0)
Effects of intercompany lease transactions . . . . . . . . . .                                  (1.0)
Activities not conducted through EEX . . . . . . . . . . . . .                (.1)               (.3)
                                                                           ------             ------
Operating income of ENSERCH's natural gas and oil
  exploration and production segment . . . . . . . . . . . . .            $(397.1)            $  4.4
                                                                           ======             ======

                         PART II.  OTHER INFORMATION



Item 1. Legal Proceedings

        On April 16, 1996, the Corporation and certain directors of the Corporation were named as defendants in a lawsuit, Frederick Rand vs. ENSERCH Corporation, et al, filed by an alleged shareholder in the 193rd District Court of Dallas County, Texas. In this action, the plaintiff sought, among other things, to enjoin the Corporation's newly adopted shareholder rights plan and the merger agreement between the Corporation and TUC and to have the lawsuit certified as a class action. On May 1, 1997, the lawsuit was dismissed without prejudice by the plaintiff.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            EXHIBIT (15) - Letter of Deloitte & Touche LLP dated May 7, 1997, regarding unaudited interim financial statements.


        (b) Reports on Form 8-K

            Current Report on Form 8-K dated January 8, 1997 and January 13, 1997. (News Releases dated January 8 1997 and January 13, 1997:
            Updates Developments at Cooper Project; EEX Chairman, President and CEO.)

            Current Report on Form 8-K dated March 10, 1997. (News Release dated March 10, 1997, ENSERCH/Texas Utilities merger.)

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENSERCH Corporation
                                                   (Registrant)



Date:  May 14, 1997                    By:      /s/ M. E. Rescoe
                                            ---------------------------
                                              M. E. Rescoe, Senior Vice
                                              President, Finance and
                                              Chief Financial Officer




Date:  May 14, 1997                    By     /s/ J. W. Pinkerton
                                           ---------------------------
                                              J. W. Pinkerton,
                                              Vice President and Controller,
                                              Chief Accounting Officer