Form 10-Q
period 1997-06-30
ENSERCH CORP
filed 1997-08-14
CIK 33015

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR


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




        Number of shares of Common Stock of Registrant outstanding as of August 12, 1997: 70,494,540.

                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                                 Three Months Ended       Six Months Ended
                                                                      June 30                  June 30
                                                                 ------------------      -----------------
                                                                   1997       1996       1997        1996
                                                                   ----       ----       ----        ----
                                                                  (In thousands except per share amounts)
Revenues
   Natural gas distribution. . . . . . . . . . . . . . . . .     $115,186  $141,139   $ 527,711  $ 503,987
   Natural gas pipeline. . . . . . . . . . . . . . . . . . .       28,179    29,564      78,795     93,101
   Natural gas processing. . . . . . . . . . . . . . . . . .       32,628    37,570      65,547     66,898
   Gas marketing . . . . . . . . . . . . . . . . . . . . . .      194,560   159,861     538,480    412,411
   Power and other . . . . . . . . . . . . . . . . . . . . .        2,367     7,700       6,659     13,936
   Less intercompany revenues. . . . . . . . . . . . . . . .      (24,873)  (34,402)    (74,332)   (98,664)
                                                                 -------- ---------   ---------  ---------
       Total . . . . . . . . . . . . . . . . . . . . . . . .      348,047   341,432   1,142,860    991,669
                                                                 -------- ---------   ---------  ---------
Costs and Expenses
   Gas purchase. . . . . . . . . . . . . . . . . . . . . . .      240,948   224,852     856,393    696,124
   Operating expenses. . . . . . . . . . . . . . . . . . . .       88,075    83,932     176,934    162,590
   Depreciation and amortization . . . . . . . . . . . . . .       14,429    13,324      28,900     26,629
   Gross receipts and production taxes . . . . . . . . . . .       11,849    11,239      27,072     25,504
   Payroll, ad valorem and other taxes . . . . . . . . . . .        7,515     7,075      15,574     14,430
                                                                 -------- ---------   ---------  ---------
       Total . . . . . . . . . . . . . . . . . . . . . . . .      362,816   340,422   1,104,873    925,277
                                                                 -------- ---------   ---------  ---------
Operating Income (Loss). . . . . . . . . . . . . . . . . . .      (14,769)    1,010      37,987     66,392
Other Income (Expense) - Net . . . . . . . . . . . . . . . .       (5,327)   (1,896)     (7,387)    (2,766)
Interest Expense . . . . . . . . . . . . . . . . . . . . . .      (19,022)  (18,662)    (37,956)   (36,941)
                                                                 --------  --------   ---------  ---------
Income (Loss) Before Income Taxes. . . . . . . . . . . . . .      (39,118)  (19,548)     (7,356)    26,685
Income Taxes (Benefit) . . . . . . . . . . . . . . . . . . .      (17,542)   (6,743)     (4,356)    10,005
                                                                 --------  --------   ---------  ---------
Income (Loss) from Continuing Operations . . . . . . . . . .      (21,576)  (12,805)     (3,000)    16,680
Income (Loss) from Discontinued Operations . . . . . . . . .       (8,511)    6,104    (228,012)     6,396
                                                                 --------  --------   ---------  ---------
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . .      (30,087)   (6,701)   (231,012)    23,076
Provision for Dividends on Preferred Stock . . . . . . . . .        2,893     2,817       5,755      5,576
                                                                 --------  --------   ---------  ---------
Earnings (Loss) Applicable to Common Stock . . . . . . . . .     $(32,980) $ (9,518)  $(236,767) $  17,500
                                                                 ========  ========   =========  =========
Per Share of Common Stock
   Income (loss) from continuing operations. . . . . . . . .     $   (.35) $   (.23)  $    (.12) $     .16
   Income (loss) from discontinued operations. . . . . . . .         (.12)      .09       (3.24)       .09
                                                                 --------  --------   ---------  ---------
   Earnings (loss) applicable to common stock. . . . . . . .     $   (.47) $   (.14)  $   (3.36) $     .25
                                                                 ========  ========   =========  =========
   Cash dividends declared . . . . . . . . . . . . . . . . .     $    .05  $    .05   $     .10  $     .10
                                                                 ========  ========   =========  =========
Average Common and Dilutive Common
  Equivalent Shares Outstanding. . . . . . . . . . . . . . .       70,489    68,886      70,469     68,875
                                                                 ========  ========   =========  =========
Operating Income (Loss) by Business Segments
  Natural gas distribution . . . . . . . . . . . . . . . . .     $ (7,809) $   (141)  $  40,188  $  50,994
  Natural gas pipeline (before credit) . . . . . . . . . . .        2,848    (1,226)     27,692     23,345
    Credit to customers. . . . . . . . . . . . . . . . . . .            -         -      (8,568)         -
  Natural gas processing . . . . . . . . . . . . . . . . . .        2,433     4,576       6,354      8,726
  Gas marketing. . . . . . . . . . . . . . . . . . . . . . .       (4,772)    3,363     (16,195)    (8,266)
  Power and other. . . . . . . . . . . . . . . . . . . . . .       (4,825)   (1,827)     (6,681)    (2,334)
  General corporate. . . . . . . . . . . . . . . . . . . . .       (2,644)   (3,735)     (4,803)    (6,073)
                                                                 --------  --------   ---------  ---------

   Consolidated operating income (loss). . . . . . . . . . .     $(14,769) $  1,010   $  37,987  $  66,392
                                                                 ========  ========   =========  =========

See accompanying Notes.

                                      ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (UNAUDITED)



                                                                                                    Six Months Ended
                                                                                                         June 30
                                                                                                ------------------------
                                                                                                1997                1996
                                                                                                ----                ----
                                                                                                      (In thousands)
OPERATING ACTIVITIES
  Income from continuing operations. . . . . . . . . . . . . . . . . . . . . . . .           $ (3,000)           $ 16,680
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .             28,900              26,629
  Deferred income-tax expense (benefit). . . . . . . . . . . . . . . . . . . . . .             (7,595)              6,868
  Recoveries of gas-purchase contract settlements. . . . . . . . . . . . . . . . .                139               5,846
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,900               3,521
  Changes in current operating assets and liabilities
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            166,222              96,714
    Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             38,012               5,542
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (157,094)            (80,227)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .            (43,922)              8,026
                                                                                            ---------           ---------
      Net cash flows from continuing operating activities. . . . . . . . . . . . .             29,562              89,599
                                                                                            ---------           ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment . . . . . . . . . . . . . . . . . . .            (50,625)            (64,717)
  Sales and retirements of property, plant and equipment . . . . . . . . . . . . .                713               5,444
  Investments in unconsolidated affiliates . . . . . . . . . . . . . . . . . . . .            (15,586)            (46,926)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (10,242)            (13,659)
                                                                                            ---------           ---------
      Net cash flows used for investing activities . . . . . . . . . . . . . . . .            (75,740)           (119,858)
                                                                                            ---------           ---------
FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings . . . . . . . . . . .             65,500              22,500
  Borrowings under ENSERCH revolving credit agreement. . . . . . . . . . . . . . .            100,000              25,000
  Retirement of senior long-term debt. . . . . . . . . . . . . . . . . . . . . . .           (100,784)             (7,369)
  Issuance of ENSERCH common stock . . . . . . . . . . . . . . . . . . . . . . . .              3,762               9,563
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (12,773)            (12,420)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (7)                (54)
                                                                                            ---------           ---------
      Net cash flows from financing activities . . . . . . . . . . . . . . . . . .             55,698              37,220
                                                                                            ---------           ---------
Net Cash Flows from (used for) Discontinued Operations
  Exploration and production . . . . . . . . . . . . . . . . . . . . . . . . . . .            (11,581)              8,909
  Engineering and construction . . . . . . . . . . . . . . . . . . . . . . . . . .             (6,025)             (8,427)
                                                                                            ---------           ---------
      Net cash flows (used for) from discontinued operations . . . . . . . . . . .            (17,606)                482
                                                                                            ---------           ---------
Net Increase (Decrease) in Cash and Equivalents. . . . . . . . . . . . . . . . . .             (8,086)              7,443
Cash and Equivalents at Beginning of Period. . . . . . . . . . . . . . . . . . . .             17,715               6,996
                                                                                            ---------           ---------
Cash and Equivalents at End of Period. . . . . . . . . . . . . . . . . . . . . . .          $   9,629           $  14,439
                                                                                            =========           =========


See accompanying Notes.

                                         ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (June 30, 1997 Unaudited)



                                                                                             June 30        December 31
                                                                                               1997            1996
                                                                                             -------        -----------
                                                                                                    (In thousands)
ASSETS
Current Assets
  Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $    9,629         $   17,715
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               168,311            336,261
  Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . . .               100,345            119,178
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                89,623            109,672
                                                                                          ----------         ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .               367,908            582,826
                                                                                          ----------         ----------
Other Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               151,796            113,771
                                                                                          ----------          ----------
Net Investment in Discontinued Exploration and Production Operations . . . . .               580,830            797,240
                                                                                          ----------         ----------
Property, Plant and Equipment. . . . . . . . . . . . . . . . . . . . . . . . .             1,985,738          1,941,283
  Less accumulated depreciation and amortization . . . . . . . . . . . . . . .              (813,447)          (787,459)
                                                                                          ----------         ----------
    Net property, plant and equipment. . . . . . . . . . . . . . . . . . . . .             1,172,291          1,153,824
                                                                                          ----------         ----------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                73,124             54,353
                                                                                          ----------         ----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $2,345,949         $2,702,014
                                                                                          ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Commercial paper and other short-term borrowings . . . . . . . . . . . . . .            $  203,500         $  138,000
  Current portion of senior long-term debt . . . . . . . . . . . . . . . . . .                 1,721              1,598
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               199,515            375,726
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .               118,494            151,361
  Liabilities for discontinued engineering and construction operations . . . .                 8,456             17,933
                                                                                          ----------         ----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .               531,686            684,618
                                                                                          ----------         ----------
Senior Long-term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               841,198            841,971
                                                                                          ----------         ----------
Convertible Subordinated Debentures. . . . . . . . . . . . . . . . . . . . . .                90,750             90,750
                                                                                          ----------         ----------
Other Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               201,037            166,284
                                                                                          ----------         ----------
Shareholders' Equity
  Adjustable rate preferred stock. . . . . . . . . . . . . . . . . . . . . . .               175,000            175,000
                                                                                          ----------         ----------
  Common shareholders' equity
    Common stock (100,000 shares authorized;
    70,495 and 70,280 shares outstanding). . . . . . . . . . . . . . . . . . .                   705                703
    Paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               670,144            672,775
    Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . .              (163,759)            70,774
    Foreign currency translation adjustment. . . . . . . . . . . . . . . . . .                  (812)              (861)
                                                                                          ----------          ----------
      Common shareholders' equity. . . . . . . . . . . . . . . . . . . . . . .               506,278            743,391
                                                                                          ----------         ----------
        Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .               681,278            918,391
                                                                                          ----------         ----------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $2,345,949         $2,702,014
                                                                                          ==========         ==========

See accompanying Notes.

                        ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                    Notes to Condensed Consolidated Financial Statements

1. On August 5, 1997, ENSERCH Corporation completed its merger with Texas Utilities Company (TUC). Immediately prior to the merger, ENSERCH's ownership in Enserch Exploration, Inc. (EEX), represented by approximately 105 million shares of EEX common stock, was distributed to ENSERCH shareholders. In the distribution, which is tax free, ENSERCH shareholders of record on August 4, 1997 will receive approximately 1.5 shares of EEX common stock for each share of ENSERCH common stock. Immediately following the distribution, ENSERCH was merged into TUC. ENSERCH shareholders will receive .225 shares of TUC common stock for each share of ENSERCH.

   ENSERCH's financial statements for all periods presented have been restated to reflect EEX as a discontinued operation. In addition, the June 1997 financial statements include a $14.9 million pretax ($9.7 million after-tax) non-cash provision to increase the expense reserves for discontinued engineering and construction operations.

   The results of operations of discontinued businesses are as follows:

                                                          Three Months Ended       Six Months Ended
                                                                June 30                June 30
                                                          ------------------       ----------------
                                                          1997         1996        1997       1996
                                                          -----        -----       -----      -----
                                                                          (In thousands)

     Revenues                                             $74,903   $86,623    $ 161,795   $163,669
                                                          =======   =======    =========   ========
     Operating income (loss)                              $16,529   $14,065    $(380,347)  $ 19,075
                                                          =======   =======    =========   ========
     Income (loss) from operations                        $ 1,174   $ 6,104    $(218,327)  $  6,396
     Provision for additional costs and expenses
       for the wind-up of discontinued engineering
       and construction business, net of tax
       benefit of $5,215                                   (9,685)        -       (9,685)         -
                                                          -------   -------    ---------   --------
          Total                                           $(8,511)  $ 6,104    $(228,012)  $  6,396
                                                          =======   =======    =========   ========

     The net investment in discontinued exploration and production operations consists of the following:

                                                            June 30, 1997      December 31, 1996
                                                           --------------      -----------------
     Current assets                                         $   49,605            $   94,780
     Property, plant and equipment                           1,157,846             1,494,709
     Other assets                                               12,859                12,181
     Current liabilities                                       (85,043)             (102,269)
     Long-term debt                                            (74,848)              (95,564)
     Deferred income taxes payable                            (138,986)             (258,219)
     Noncurrent liabilities                                   (340,603)             (348,378)
                                                            -----------           ----------
        Net investment                                      $  580,830            $  797,240
                                                            ===========           ==========

2. In October 1996, Lone Star Pipeline Company filed a request with the Railroad Commission of Texas (RRC or the Commission) to increase the rate it charges Lone Star Gas Company to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas Company. Lone Star Gas Company also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates currently in effect were set by the RRC in 1982. The purpose of the rate request was to allow for the recovery of a substantial increase in the cost of doing business since 1982 and to cover significant capital investments of approximately $420 million made during the past 14 years to maintain and improve the reliability and safety of the pipeline system and help reduce natural-gas supply costs.

   On May 20, 1997 the Commission issued an order setting new rates for the Company that would have reduced the current margin by approximately
   7 percent. The order would allow 100 percent recovery of gas cost subject to a reconciliation procedure in three years and would impose certain restrictions on the recovery of gas purchased from affiliates. The Company and other parties to the case filed motions for rehearing of the order. On August 12, 1997 the Commission issued an order partially granting and partially denying the motions for rehearing. The August 12 order reduces the current margin an additional 3 percent beyond the May 20 order.
   The August 12 order is now subject to additional motions for rehearing. Unless there are further modifications to the order, it is anticipated that the rates will become effective on October 1, 1997. The Company has 30 days after the final order to appeal the decision.

   Prior to the Companys' filing of these requests for rate increases, the RRC had ordered a general inquiry into the rates and services of Lone Star Gas Company. The scope of the inquiry has not been defined, and an evidentiary hearing has not been held. At the conclusion of the rate hearing requested by Lone Star Pipeline Company and Lone Star
   Gas Company, RRC examiners indicated that they would inquire about the historical natural gas acquisition practices and costs. Management is unable to determine at this time the ultimate outcome of this inquiry.

3. EEX announced on August 4, 1997 that a review and evaluation of the commercial feasibility of its non-producing oil and gas properties is being conducted and that, based upon this preliminary evaluation, EEX expects a material downward revision of its oil and natural gas reserves. EEX has indicated that it anticipates at this time that the amount of the downward revision of its proven non-producing reserves will fall within a range of 500 billion cubic feet equivalent (Bcfe) and 700 Bcfe. EEX anticipates that this evaluation and the determination of both the extent of the revision and the financial impact on EEX will be completed by the end of the third quarter.

   Neither ENSERCH nor TUC has any continuing ownership interest in EEX.

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

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

    We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of June 30, 1997, and the related condensed statements of consolidated income for the three months and six months ended June 30, 1997 and 1996 and the condensed statements of consolidated cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.


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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of December 31, 1996, and the related statements of consolidated income, cash flows and common shareholders' equity for the year then ended
(not presented herein; and in our report dated February 10, 1997, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
August 13, 1997

Item 2.          Management's Discussion and Analysis of
              Financial Condition and Results of Operations


MERGER WITH TUC - On August 5, 1997, ENSERCH Corporation completed its merger with Texas Utilities Company (TUC). Immediately prior to the merger, ENSERCH's ownership in Enserch Exploration, Inc. (EEX), represented by approximately 105 million shares of EEX common stock, was distributed to ENSERCH shareholders. As a result of the distribution, which is tax free, ENSERCH shareholders will receive approximately 1.5 shares of EEX common stock for each share of ENSERCH common stock. Immediately following the distribution, ENSERCH was merged into TUC. ENSERCH shareholders will receive
 .225 shares of TUC common stock for each share of ENSERCH. ENSERCH's financial statements for all periods presented have been restated to reflect EEX and Lone Star Energy Plant Operations, Inc. (LSEPO), which was merged with EEX immediately prior to the distribution, as discontinued operations. EEX constituted ENSERCH's "Natural Gas and Oil Exploration and Production" business segment, and LSEPO was a component of ENSERCH's "Power and Other" business segment. ENSERCH's discontinued operations also include its engineering and construction and environmental businesses, the principal assets of which were sold in prior years.

CONSOLIDATED RESULTS OF OPERATIONS - For the three month periods ended June 30, 1997 and 1996, ENSERCH's continuing operations had net losses of $21.6 million and $12.8 million, respectively. For the six month period ended June 30, 1997, continuing operations had a net loss of $3.0 million compared with net income of $16.7 million for the 1996 period. Impacting the 1997 six months results was an $8.6 million pretax, $5.6 million after-tax, provision for a credit Lone Star Gas Company is making voluntarily to its customers. Results for 1997 were also negatively impacted by expenses incurred in connection with the merger with TUC, which totaled $5.1 million and $5.8 million for the quarter and six months respectively. For the second quarter, there was an operating loss of $14.8 million in 1997 compared with operating income of $1.0 million in 1996. For the first six months, operating income was $38.0 million in 1997 versus $66.4 million in 1996. Operating results of each of the continuing business segments are discussed below.

For the three and six months periods ended June 30, 1997, ENSERCH's discontinued operations had losses of $8.5 million and $228.0 million, respectively. The second quarter loss reflects a $9.7 million ($14.9 million pre-tax) provision for estimated costs and expenses to wind-up engineering and construction operations. The loss from discontinued operations for the first six months also includes a $236 million after-tax impact of a write-down of the carrying value of EEX's oil and gas properties due to the U.S. cost center ceiling limitation at March 31, 1997.

NATURAL GAS DISTRIBUTION - Lone Star Gas Company had an operating loss for the second quarter of $7.8 million, compared with a loss of $.1 million for the second quarter of last year. The margin on gas sales declined $3.1 million (7%) from the year-earlier period. A reduced volume of industrial sales contributed to the margin decline. Also operating expenses increased $4.1 million from the 1996 second quarter.

For the first half of 1997, operating income was $40 million versus $51 million for the year-earlier period. The overall margin on gas sales was $4.8 million (3%) below the same period of 1996, reflecting the impact of less heating weather in the first quarter of 1997. Heating degree days for this year's first six months were 6% below the first six months of 1996 and 3% below normal. Total gas sales volumes were 88 Bcf compared with 90 Bcf for the first six months of 1996. Also operating expenses increased $7.8 million from the first six months of 1996.

NATURAL GAS PIPELINE - Pipeline operations, which are conducted by Lone Star Pipeline Company, had operating income of $2.9 million for the second quarter of 1997 versus an operating loss of $1.2 million for the year-earlier quarter. Pipeline throughput for the quarter totaled 138 Bcf, 13% less than the year-earlier period. For the first six months of 1997, pipeline operations had operating income of $28 million, before recognition of the $8.6 million voluntary credit to customers of Lone Star Gas Company for a transportation charge inadvertently collected between 1991 through 1995. This compares with operating income of $23 million for the year-earlier period. Pipeline throughput for the first six months totaled 311 Bcf, 9% less than the year-earlier period reflecting the decrease in heating weather. A reduction in expense associated with gas lost in transmission helped to offset the impact of the warmer weather.

NATURAL GAS PROCESSING - Second-quarter operating income for the natural gas gathering and processing operations of Enserch Processing, Inc. decreased from $4.6 million in the second quarter last year to $2.4 million, reflecting a decline in the margin on gas purchased for resale that was partially offset by lower operating expenses. NGL sales volumes for the second quarter totaled
1.5 million barrels, about the same as the 1996 second quarter,but the average sales price per barrel of $13.40 was down 4% from the second quarter last year. For the first six months of 1997, natural gas processing had operating income of $6.4 million versus $8.7 million for the year-earlier period. NGL sales volumes for the current six months totaled 2.9 million barrels, 8% under the 1996 first six months. Production volumes were little changed from the prior year period; however, there were higher sales from inventory in 1996. The average sales price per barrel for the first six months of 1997 of $14.94 was up 9% from the same period last year.

NATURAL GAS MARKETING - Natural gas marketing operations, which are conducted through Enserch Energy Services, Inc. (EES), had a second quarter operating loss of $4.8 million, compared with operating income of $3.4 million for the second quarter of 1996. The margin on gas sales was $2.6 million, $6.6 million less than the second quarter of 1996. Operating expenses of $7.4 million were

$1.4 million (23%) higher than in the second quarter last year. For the first six months of 1997, gas marketing had an operating loss of $16 million versus a loss of $8.2 million for the same period last year. For the current six months, the margin on sales was a negative $2.0 million versus a positive
$3.5 million for the year-earlier period. Operating expenses of $14 million were $1.9 million higher than for the comparable period of 1996.

As part of its natural gas marketing activities, EES enters into forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including swaps, options, futures and other contractual arrangements. These activities involve price commitments into the future and, therefore, give rise to market risk. At June 30, 1997, natural gas marketing operations had net commitments to sell approximately 43.2 Bcf of natural gas through the year 2003 with offsetting net financial positions to purchase approximately 41.6 Bcf. There was a net unrealized and unrecognized gain of $12.7 million at June 30, 1997 on these contracts.

POWER AND OTHER - ENSERCH's power and other activities had an operating loss for the second quarter of $4.8 million, compared with an operating loss of $1.8 million for the second quarter last year. For the first six months of 1997 there was an operating loss of $6.7 million versus a loss of $2.3 million for the year-earlier period. The losses primarily reflect expenses associated with project development activities. The Corporation sold its interests in three cogeneration projects during the second quarter of 1997 in mostly non- cash transactions. Gains on these sales of some $18 million have been deferred.

LIQUIDITY AND FINANCIAL RESOURCES - Continuing operations for the first six months of 1997 provided net cash flows from operating activities of $30 million, compared with $90 million for the same period last year. Recoveries of producer settlements, which are now substantially complete, were $5.7 million less than the year-earlier period, and changes in current operating assets and liabilities provided cash of $3.2 million in the first half of 1997 compared with $30 million provided in the first six months last year.

Discontinued exploration and production operations used $11.6 million in net cash flows for the six month period of 1997 compared with providing cash of $8.9 million for the same period last year. The discontinued engineering and construction operations used net cash flows of $6.0 million in the first six months of 1997 compared with $8.4 million used in the same period of 1996.

Investing activities required net cash flows of $76 million versus $120 million in the first six months of 1996. The level of capital spending and investments in unconsolidated affiliates were both significantly lower this year. Proceeds from sales and retirements of property, plant and equipment provided $.7 million in the current six months versus $5.4 million in the 1996 period.

ENSERCH has bank lines in the form of a revolving credit agreement expiring September 30, 2001 totaling $650 million, $390 million of which was unused at June 30, 1997. In addition, an ENSERCH subsidiary has a four-year revolving credit agreement aggregating $30 million, $5 million of which was unused at June 30, 1997. Following the merger with TUC, the Corporation's commercial paper program was discontinued, with outstanding balances to be redeemed at maturity. ENSERCH's future short-term financing requirements will be provided by TUC.

Planned property, plant and equipment additions for 1997 include $71 million for natural gas distribution and $42 million for natural gas pipeline, processing, marketing, and other requirements. The planned expenditures are expected to be funded from internal cash flow or financings from TUC as necessary.

PENDING RATE CASE - In October 1996, Lone Star Pipeline Company filed a request with the Railroad Commission of Texas (RRC or the Commission) to increase the rate it charges Lone Star Gas Company to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas Company. Lone Star
Gas Company also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates currently in effect were set by the RRC in 1982. The purpose of the rate request was to allow for the recovery of a substantial increase in the cost of doing business since 1982 and to cover significant capital investments of approximately $420 million made during the past 14 years to maintain and improve the reliability and safety of the pipeline system and help reduce natural-gas supply costs.


On May 20, 1997 the Commission issued an order setting new rates for the Company that would have reduced the current margin by approximately 7 percent. The order would allow 100 percent recovery of gas cost subject to a reconciliation procedure in three years and would impose certain restrictions on the recovery of gas purchased from affiliates. The Company and other parties to the case filed motions for rehearing of the order. On August 12, 1997 the Commission issued an order partially granting and partially denying the motions for rehearing. The August 12 order reduces the current margin an additional 3 percent beyond the May 20 order. The August 12 order is now subject to additional motions for rehearing. Unless there are further modifications to the order, it is anticipated that the rates will become effective on October 1, 1997. The Company has 30 days after the final order to appeal the decision.

Prior to the Companys' filing of these requests for rate increases, the RRC had ordered a general inquiry into the rates and services of Lone Star Gas Company. The scope of the inquiry has not been defined, and an evidentiary hearing has not been held. At the conclusion of the rate hearing requested by Lone Star Pipeline Company and Lone Star Gas Company, RRC examiners indicated that they would inquire about the historical natural gas acquisition practices and costs. Management is unable to determine at this time the ultimate outcome of this inquiry.

EEX ANNOUNCEMENT OF EXPECTED RESERVE REVISION - On August 4, 1997 EEX announced that a review and evaluation of the commercial feasibility of its non-producing oil and gas properties is being conducted and that, based upon this preliminary evaluation, EEX expects a material downward revision of its oil and natural gas reserves. EEX has indicated that it anticipates at this time that the amount of the downward revision of its proven non-producing reserves will fall within a range of 500 billion cubic feet equivalent (Bcfe) and 700 Bcfe. This downward reserve reduction will not affect EEX's current cash flow. Also, because the revision is expected to only impact behind pipe and undeveloped reserves, the value impact will be offset to an extent by the elimination of the future capital expenditures associated with producing these reserves and thus is not expected to be proportionate to the reserve revision. EEX anticipates that this evaluation and the determination of both the extent of the revision and the financial impact on EEX will be completed by the end of the third quarter. Neither ENSERCH nor TUC has any continuing ownership interest in EEX.

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                  Natural Gas Pipeline, Processing and Marketing Operating Data (Unaudited)


                                                                     Three Months Ended    Six Months Ended
                                                                          June 30              June 30
                                                                     ------------------    ----------------
                                                                       1997      1996(a)    1997     1996(a)
                                                                       ----      ------     ----     ------
Operating Income (Loss)(in millions)
  Natural Gas Pipeline . . . . . . . . . . . . . . . . . . . . .      $  2.9    $ (1.2)    $ 19.1   $ 23.3
  Natural Gas Processing . . . . . . . . . . . . . . . . . . . .         2.4       4.6        6.4      8.7
  Gas Marketing. . . . . . . . . . . . . . . . . . . . . . . . .        (4.8)      3.3      (16.2)    (8.2)
                                                                      ------    ------     ------   ------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   .5    $  6.7      $ 9.3   $ 23.8
                                                                      ======    ======     ======   ======
Revenues (in millions)
  Natural Gas Pipeline (c)
  Transportation . . . . . . . . . . . . . . . . . . . . . . . .      $ 25.0    $ 27.1     $ 72.9   $ 76.4
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3.2       2.5       14.5     16.7
                                                                      ------    ------     ------   ------
    Total (before credit). . . . . . . . . . . . . . . . . . . .        28.2      29.6       87.4     93.1
  Credit to customers (b). . . . . . . . . . . . . . . . . . . .           -         -       (8.6)       -
                                                                      ------    ------     ------   ------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 28.2    $ 29.6     $ 78.8   $ 93.1
                                                                      ======    ======     ======   ======
  Natural Gas Processing
    Natural gas liquids (d). . . . . . . . . . . . . . . . . . .      $ 19.3    $ 21.5     $ 42.7     42.5
    Other (e). . . . . . . . . . . . . . . . . . . . . . . . . .        13.3      16.1       22.8     24.4
                                                                      ------    ------     ------   ------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 32.6    $ 37.6     $ 65.5   $ 66.9
                                                                      ======    ======     ======   ======
  Gas Marketing. . . . . . . . . . . . . . . . . . . . . . . . .      $194.6    $159.9     $538.5   $412.4
                                                                      ======    ======     ======   ======
Volumes
  Pipeline throughput (Bcf). . . . . . . . . . . . . . . . . . .       138.1     158.3      311.0    341.0
  Natural Gas Processing (MMBbls). . . . . . . . . . . . . . . .         1.5       1.5        2.9      3.1
  Gas Marketing (Bcf). . . . . . . . . . . . . . . . . . . . . .        83.6      67.2      191.9    164.8
Average Sales Prices
  Natural Gas Liquids (per Bbl). . . . . . . . . . . . . . . . .      $13.40    $14.00     $14.94   $13.65
  Gas Marketing (per Mcf). . . . . . . . . . . . . . . . . . . .        2.33      2.38       2.81     2.50


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

                                ENSERCH CORPORATION AND SUBSIDIARY COMPANIES
                             Natural Gas Distribution Operating Data (Unaudited)



                                                                     Three Months Ended    Six Months Ended
                                                                          June 30              June 30
                                                                      -----------------    ---------------
                                                                       1997      1996(a)    1997     1996(a)
                                                                      -----     ------     -----    ------

Operating Income (loss)(in millions) . . . . . . . . . . . . . .      $ (7.8)   $  (.1)    $ 40.2   $ 51.0
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues by Customer (in millions)
  Residential & commercial . . . . . . . . . . . . . . . . . . .       100.6    $124.5     $482.4   $459.3
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .         4.0       6.1       12.7     17.3
  Electric generation. . . . . . . . . . . . . . . . . . . . . .         3.1       2.5       16.8     13.4
                                                                      ------    ------     ------   ------
    Total gas sales revenues . . . . . . . . . . . . . . . . . .       107.7     133.1      511.9    490.0
Gas transportation revenues(b) . . . . . . . . . . . . . . . . .         3.3       3.1        7.2      6.7
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . .         4.2       4.9        8.6      7.3
                                                                      ------    ------     ------   ------
        Total revenues . . . . . . . . . . . . . . . . . . . . .      $115.2    $141.1     $527.7   $504.0
                                                                      ======    ======     ======   ======
Natural Gas Sales Volumes by Customer (Bcf)
  Residential & commercial . . . . . . . . . . . . . . . . . . .        19.9      19.9       81.4     82.1
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .         1.0       1.6        2.9      4.5
  Electric generation. . . . . . . . . . . . . . . . . . . . . .          .9        .6        4.0      3.5
                                                                      ------    ------     ------   ------
    Total gas sales volumes. . . . . . . . . . . . . . . . . . .        21.8      22.1       88.3     90.1
                                                                      ======    ======     ======   ======
Natural Gas Sales Revenues (per Mcf)
  Residential & commercial . . . . . . . . . . . . . . . . . . .      $ 5.05    $ 6.25     $ 5.93   $ 5.59
  Industrial . . . . . . . . . . . . . . . . . . . . . . . . . .        4.03      3.93       4.45     3.80
  Electric generation. . . . . . . . . . . . . . . . . . . . . .        3.57      4.11       4.20     3.87

Natural Gas Purchase Cost (per Mcf). . . . . . . . . . . . . . .      $ 2.83    $ 3.76     $ 4.02   $ 3.64

Heating Degree Days. . . . . . . . . . . . . . . . . . . . . . .         171       104      1,463    1,562


(a) The 1996 results of the natural gas pipeline and natural gas distribution segments have been restated to reflect realignment of functions in 1997.
(b)  Represents the portion of transportation revenues attributable to the distribution system.  Related volumes are included within Natural Gas Pipeline, Processing and Marketing operating data.

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

              EXHIBIT (15)- Letter of Deloitte & Touche LLP dated August 14, 1997, regarding unaudited interim financial statements.


        (b) Reports on Form 8-K

             Current Report on Form 8-K dated May 30, 1997 (News Release dated May 30, 1997, announcing that ENSERCH will file a supplemental request with the Internal Revenue Service to confirm the reliability of its tax ruling in connection with the ENSERCH Corporation/Texas Utilities Company merger.)

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ENSERCH Corporation
                                                   (Registrant)



Date: August 14, 1997                      By     /s/ M. E. Rescoe
                                              ---------------------------
                                                M. E. Rescoe, Senior Vice
                                                 President, Finance and
                                                Chief Financial Officer



Date: August 14, 1997                      By     /s/ J. W. Pinkerton
                                              ---------------------------
                                                    J. W. Pinkerton,
                                             Vice President and Controller,
                                                Chief Accounting Officer