Form 10-Q
period 1997-09-30
ENSERCH CORP
filed 1997-11-14
CIK 33015

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR


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




     Number of shares of Common Stock of Registrant outstanding as of November 12, 1997: 1,000.

                           PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                                                                ENSERCH CORPORATION
                                               (A WHOLLY OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                                               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)


                                                                                         Predecessor
                                                                     -----------------------------------------------------
                                                                                                Period From
                                                        Period From  Period From     Three       January 1,       Nine
                                                        Acquisition  July 1, 1997    Months        1997          Months
                                                          Date to      Through        Ended       Through        Ended
                                                          Sept. 30   Acquisition    Sept. 30    Acquisition     Sept. 30
                                                            1997         Date         1996          Date          1996
                                                         ---------    ----------    --------    ----------    ----------
                                                                                  (In thousands)
Operating Revenues. . . . . . . . . . . . . . . . .       $276,651     $135,297     $311,040    $1,278,157    $1,302,709
                                                           -------      -------      -------     ---------     ---------

Operating Expenses
   Gas purchase . . . . . . . . . . . . . . . . . .        203,754       85,233      202,663       941,626       898,787
   Operating expenses . . . . . . . . . . . . . . .         58,878       29,253       86,051       206,187       248,641
   Depreciation and amortization. . . . . . . . . .         12,594        4,793       13,298        33,693        39,927
   Taxes other than income. . . . . . . . . . . . .          8,354        3,712       13,501        46,358        53,435
                                                           -------      -------      -------     ---------     ---------
             Total operating expenses . . . . . . .        283,580      122,991      315,513     1,227,864     1,240,790
                                                           -------      -------      -------     ---------     ---------
Operating Income (Loss) . . . . . . . . . . . . . .         (6,929)      12,306       (4,473)       50,293        61,919
Merger Related Expenses . . . . . . . . . . . . . .            -        (19,310)      (2,551)      (25,135)       (2,551)
Other Income and (Deductions) - Net . . . . . . . .             11          952         (720)         (610)       (3,486)
Interest Charges. . . . . . . . . . . . . . . . . .        (13,058)      (6,581)     (20,045)      (44,537)      (56,986)
                                                            -------    -------       -------     ---------     ---------
Loss Before Income Taxes. . . . . . . . . . . . . .        (19,976)     (12,633)     (27,789)      (19,989)       (1,104)
Income Tax Benefit. . . . . . . . . . . . . . . . .         (6,198)        (256)     (10,391)       (4,612)         (386)
                                                           -------      -------      -------     ---------     ---------
Loss From Continuing Operations . . . . . . . . . .        (13,778)     (12,377)     (17,398)      (15,377)         (718)
Income (Loss) From Discontinued Operations. . . . .            -          3,321        2,117      (224,691)        8,513
Extraordinary Loss on Extinguishment of Debt. . . .            -            -         (2,096)          -          (2,096)
                                                           -------      -------      -------     ---------     ---------
Consolidated Net Income (Loss). . . . . . . . . . .        (13,778)      (9,056)     (17,377)     (240,068)        5,699
Preferred Stock Dividends . . . . . . . . . . . . .          1,878          970        2,886         6,725         8,462
                                                           -------      -------      -------     ---------     ---------
Consolidated Net Income (Loss) Available for
   Common Stock . . . . . . . . . . . . . . . . . .       $(15,656)    $(10,026)    $(20,263)   $ (246,793)   $   (2,763)
                                                           =======      =======      =======     =========     =========

See accompanying Notes.

                                                                     ENSERCH CORPORATION
                                                    (A WHOLLY OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                                                             CONDENSED STATEMENTS OF CONSOLIDATED
                                                                    CASH FLOWS (UNAUDITED)

                                                                                                    Predecessor
                                                                                             ------------------------
                                                                             Period from     Period From
                                                                             Acquisition    July 1, 1997   Nine Months
                                                                               Date to         Through        Ended
                                                                              Sept. 30       Acquisition     Sept. 30
                                                                                 1997            Date          1996
                                                                               -------        ---------     --------
                                                                                           (In thousands)
OPERATING ACTIVITIES
  Income (loss) from continuing operations . . . . . . . . . . . . . . . .     $(13,778)     $  (15,377)   $    (718)
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .       12,594          33,693       39,927
  Deferred income-taxes. . . . . . . . . . . . . . . . . . . . . . . . . .        5,188          (8,803)      (5,336)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (9,374)          5,530       12,251
  Changes in current operating assets and liabilities
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .        6,257         132,763      114,019
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .      (41,992)         33,529       (4,869)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .       23,579        (148,878)     (97,075)
     Other current liabilities . . . . . . . . . . . . . . . . . . . . . .       14,838         (15,532)        (983)
                                                                               --------        --------     --------
      Net cash flows from operating activities . . . . . . . . . . . . . .       (2,688)         16,925       57,216
                                                                               --------        --------     --------
INVESTING ACTIVITIES
  Additions to property, plant and equipment . . . . . . . . . . . . . . .      (21,558)        (62,074)     (92,504)
  Investments in unconsolidated affiliates . . . . . . . . . . . . . . . .       (3,222)         12,267      (57,171)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,479)         (9,368)       3,734
                                                                               --------        --------     --------
       Net cash flows used for investing activities. . . . . . . . . . . .      (30,259)        (59,175)    (145,941)
                                                                               --------        --------     --------
FINANCING ACTIVITIES
  Change in commercial paper and other short-term borrowings . . . . . . .     (204,540)         66,540      (24,412)
  Borrowings from parent . . . . . . . . . . . . . . . . . . . . . . . . .      512,300             -            -
  Issuance of senior long-term debt. . . . . . . . . . . . . . . . . . . .          -           100,000      185,000
  Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . . . . .          -               -           (786)
  Retirement of senior long-term debt. . . . . . . . . . . . . . . . . . .     (260,361)       (100,784)     (66,607)
  Prepayment penalty on early extinguishment of debt . . . . . . . . . . .          -               -         (3,226)
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .          -             3,757       14,953
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,909)        (12,771)     (18,746)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                (7)         (57)
                                                                               --------        --------     --------
       Net cash flows from financing activities. . . . . . . . . . . . . .       44,490          56,735       86,119
                                                                               --------        --------     --------
Net Cash Flows from (used for) Discontinued Operations
  Exploration and production . . . . . . . . . . . . . . . . . . . . . . .          -           (14,416)     (12,309)
  Engineering and construction . . . . . . . . . . . . . . . . . . . . . .       (1,862)         (5,641)      18,788
                                                                               --------        --------     --------
       Net cash flows from (used for) discontinued operations. . . . . . .       (1,862)        (20,057)       6,479
                                                                               --------        --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . .        9,681          (5,572)       3,873
CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . . . . . . . .       12,143          17,715        6,996
                                                                               --------        --------     --------
CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . . . . .     $ 21,824        $ 12,143     $ 10,869
                                                                               ========        ========     ========


See accompanying Notes.

                                              ENSERCH CORPORATION
                            (A WHOLLY OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (September 30, 1997 Unaudited)

                                                                                                    Predecessor
                                                                                                    ------------
                                                                                  September 30      December 31
                                                                                      1997             1996
                                                                                  ------------      -----------
                                                                                         (In thousands)
ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .        $   21,824      $    17,715
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .           197,597          350,535
  Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . .           125,112          119,178
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           124,585          109,672
                                                                                     ---------        ---------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .           469,118          597,100
                                                                                     ---------        ---------
Other Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           125,692          113,771
                                                                                     ---------        ---------
Net Investment in Discontinued Exploration and Production Operations . . . .               -            798,229
                                                                                     ---------        ---------
Property, Plant and Equipment. . . . . . . . . . . . . . . . . . . . . . . .         1,189,988        1,942,528
  Less accumulated depreciation and amortization . . . . . . . . . . . . . .             8,914          787,205
                                                                                     ---------        ---------
     Net property, plant and equipment . . . . . . . . . . . . . . . . . . .         1,181,074        1,155,323
                                                                                     ---------         ---------
Goodwill - Net of Amortization . . . . . . . . . . . . . . . . . . . . . . .           802,914            8,740
                                                                                     ---------         ---------
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           120,267           47,979
                                                                                     ---------        ---------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $2,699,065       $2,721,142
                                                                                     =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Commercial paper and other short-term borrowings . . . . . . . . . . . . .        $       -        $  138,000
  Current portion of senior long-term debt . . . . . . . . . . . . . . . . .             1,786            1,598
  Accounts payable- trade. . . . . . . . . . . . . . . . . . . . . . . . . .           219,517          393,097
  Accounts payable to parent . . . . . . . . . . . . . . . . . . . . . . . .            16,043               -
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           171,939          152,458
  Liabilities for discontinued engineering and constructions operations. . .            17,974           17,933
                                                                                     ---------        ---------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .           427,259          703,086
                                                                                     ---------         ---------
Advances from Parent . . . . . . . . . . . . . . . . . . . . . . . . . . . .           512,300               -
                                                                                     ---------         ---------
Senior Long-term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .           583,981          841,971
                                                                                     ---------        ---------
Convertible Subordinated Debentures. . . . . . . . . . . . . . . . . . . . .            90,609           90,750
                                                                                     ---------        ---------
Other Liabilities
  Pension and other postretirement benefits. . . . . . . . . . . . . . . . .           153,882           39,597
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .            10,980           13,888
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           180,521          113,459
                                                                                     ---------         ---------
     Total other liabilities . . . . . . . . . . . . . . . . . . . . . . . .           345,383          166,944
                                                                                     ---------         ---------
Shareholders' Equity
  Adjustable rate preferred stock. . . . . . . . . . . . . . . . . . . . . .           175,000          175,000
                                                                                     ---------        ---------
  Common shareholder's equity
    Common stock (100,000 shares authorized;
      1 and 70,280 shares outstanding, see Note 1) . . . . . . . . . . . . .               -                703
     Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .           577,992          672,775
     Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . .           (13,778)          70,774
     Foreign currency translation adjustment . . . . . . . . . . . . . . . .               319             (861)
                                                                                     ---------        ---------
       Common shareholder's equity . . . . . . . . . . . . . . . . . . . . .           564,533          743,391
                                                                                     ---------        ---------
         Shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . .           739,533          918,391
                                                                                     ---------        ---------
           Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $2,699,065       $2,721,142
                                                                                     =========        =========

See accompanying Notes.

                              ENSERCH CORPORATION
             (A wholly owned subsidiary of Texas Utilities Company)
              Notes to Condensed Consolidated Financial Statements


1. The condensed consolidated financial statements include the accounts of ENSERCH Corporation and its wholly-owned subsidiaries (ENSERCH).

   On August 5, 1997, all of the common stock of ENSERCH Corporation was converted into common stock of Texas Utilities Company (TUC), and ENSERCH became a wholly owned subsidiary of TUC. ENSERCH shareholders became entitled to receive .225 share of TUC common stock for each share of ENSERCH. At the effective time of the merger, each of the 1,000 outstanding shares of common stock of ENSERCH Merger Corp. (a transitory corporation organized to facilitate the merger transaction and owned by
   TUC) was converted to one share of ENSERCH Corporation Common Stock, (ENSERCH common stock). All of the shares of ENSERCH common stock outstanding prior to the effective time of the merger were converted to shares of TUC and, upon conversion, were canceled and ceased to exist. Accordingly, at September 30, 1997, the outstanding common stock of ENSERCH consisted of 1,000 shares, par value $0.01 per share, all of which were owned by TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX), and Lone Star Energy Plant Operations, Inc. (LSEPO) were merged to form a new company (New EEX) and ENSERCH distributed to its common shareholders its ownership interest in these businesses, which was represented by approximately 105 million shares of New EEX common stock with a carrying value of $583 million. In the distribution, which was tax free to recipients, ENSERCH shareholders of record on August 4, 1997 received approximately 1.5 shares of New EEX common stock for each share of ENSERCH common stock owned.

   The value assigned to the TUC shares issued and costs incurred in connection with the acquisition of ENSERCH aggregated $578 million. TUC accounted for its acquisition of ENSERCH as a purchase and purchase accounting adjustments, including goodwill, have been reflected in the financial statements of ENSERCH and its subsidiaries for the periods subsequent to August 5, 1997. The financial statements of ENSERCH for the periods ended before August 5, 1997, were prepared using ENSERCH's historical basis of accounting and are designated as "predecessor". The comparability of the operating results for the predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of forty years.

   The predecessor financial statements for all periods presented have been restated to reflect EEX and LSEPO as a discontinued operation. In addition, results for the period from January 1, 1997 through acquisition date included a $14.9 million pretax ($9.7 million after-tax) non-cash provision to increase the reserves for losses associated with discontinued engineering and construction operations.

   The fair value of the assets and liabilities of ENSERCH's rate-regulated natural gas utility business (conducted through its Lone Star Gas Company and Lone Star Pipeline Company divisions) is considered to be equivalent to the historical basis of accounting, and accordingly, no adjustment has been made to the carrying value. The excess of the consideration paid by TUC over the preliminary estimates of fair value of the assets and liabilities of ENSERCH at the merger date was approximately $806 million and is reflected as goodwill in the ENSERCH balance sheet as of September 30, 1997. The process of determining the fair value of assets and liabilities at the merger date is continuing, and the final result awaits the resolution of income tax and other contingencies and finalization of certain preliminary estimates. The following table summarizes the preliminary changes made to the accounts of ENSERCH as of August 5, 1997 as a result of applying push down accounting.

                                                 Purchasing Accounting
                                                      Adjustments
                                                     ------------
                                                   (In thousands)

     Current assets                                   $   (436)
     Investments                                        (4,730)
     Net property, plant and equipment                 (10,349)
     Goodwill                                          797,928 *
     Other assets                                        3,599
                                                       -------
       Total assets                                   $786,012
                                                       =======
     Current liabilities                              $  2,000
     Long-term debt                                      3,259
     Deferred income taxes                             (50,413)
     Pension and other postretirement
       benefits                                        116,475
     Other liabilities                                  49,248
     Shareholders' equity                              665,443
                                                      --------
       Total liabilities and equity                   $786,012
                                                      ========

   * Net of write-off of a premerger goodwill balance of $8,128.

2. The results of operations of ENSERCH's discontinued businesses were as follows:

                                                                                       Predecessor
                                                                   ------------------------------------------------
                                                                                              Period From
                                                                   Period From     Three       January 1,       Nine
                                                                   July 1, 1997    Months        1997          Months
                                                                     Through       Ended        Through         Ended
                                                                   Acquisition    Sept. 30    Acquisition     Sept. 30
                                                                       Date         1996          Date           1996
                                                                     -------       --------     --------       --------
                                                                                      (In thousands)
   Revenues                                                          $23,868      $84,897       $ 185,663      $248,566
                                                                     =======      =======       =========      ========
   Operating income (loss)                                           $ 4,837      $ 9,169       $(375,510)     $ 28,244
                                                                     =======      =======       =========      ========
   Income (loss) from operations                                     $ 3,321      $ 2,117       $(215,006)     $  8,513
   Provision for additional costs and expenses
     for the wind-up of discontinued engineering
    and construction business, net of tax
     benefit of $5,215                                                    -            -           (9,685)            -
                                                                     -------      -------       ---------      --------
        Total                                                        $ 3,321      $ 2,117       $(224,691)     $  8,513
                                                                     =======      =======       =========      ========


   The net investment in the discontinued exploration and production business as of December 31, 1996 consisted of the following (in thousands):

   Current assets                                $  114,329
   Net property, plant and equipment              1,493,210
   Other assets                                      12,161
   Current liabilities                             (118,191)
   Long-term debt                                   (95,564)
   Deferred income taxes payable                   (258,712)
   Other liabilities                               (349,004)
                                                  ---------
        Net investment                           $  798,229
                                                  =========

3. ENSERCH's commercial paper program was discontinued following the merger with TUC, and the borrowings outstanding at the merger date, which totaled $204.5 million, were paid off at maturity with funds advanced to ENSERCH by TUC. In addition, ENSERCH redeemed long-term debt of $260.4 million outstanding under a revolving credit agreement with funds advanced by TUC. At September 30, 1997, advances from TUC totaled $512.3 million.

4. At September 30, 1997, TUC, Texas Utilities Electric Company (TU Electric), a wholly-owned indirect subsidiary of T.U.C., and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570 million outstanding at any time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330 million outstanding at any time at variable interest rates and terminates April 24, 2002. ENSERCH borrowings under both facilities are limited to an aggregate of $650 million outstanding at any time. ENSERCH borrowings under these facilities will be used for working capital and other needs. At September 30, 1997, ENSERCH had no borrowings under these facilities.

5. Transactions between ENSERCH and TUC for the period from acquisition date to September 30, 1997 included $3.1 million in interest expense related to ENSERCH borrowings from TUC. In addition, ENSERCH had revenues of $5.8 million from the sale and transportation of gas to other TUC subsidiaries during the period.

6. ENSERCH, through its subsidiary, Enserch Energy Services, Inc. (EES), is a marketer of natural gas and natural gas services. As part of these business activities, EES enters into a variety of transactions, including forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including swaps, options, futures and other contractual arrangements. The derivative transactions are concentrated with established energy companies and major financial institutions.

   EES's marketing activities involve price commitments into the future and, therefore, give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Net open portfolio positions often result from the origination of new transactions or in response to changing market conditions.

   EES enters into contracts to purchase and sell natural gas for physical delivery in the future. At September 30, 1997, EES had net commitments to sell approximately 41.0 billion cubic feet (Bcf) of natural gas through the year 2003 with offsetting net financial positions to purchase approximately 48.1 Bcf.

7. Concurrent with the merger with TUC, ENSERCH's natural gas marketing business conformed its accounting for its gas marketing activities to TUC's accounting policy, mark-to-market accounting. Hedge accounting was used previously by predecessor.

8. In October 1996, Lone Star Pipeline Company (a division of ENSERCH) filed a request with the Railroad Commission of Texas (RRC or the Commission) to increase the rate it charges Lone Star Gas Company (a division of ENSERCH) to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas Company. Lone Star Gas Company also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates currently in effect were set by the RRC in 1982. The purpose of the rate request was to allow for the recovery of a substantial increase in the cost of doing business since 1982 and to cover significant capital investments of approximately $420 million made during the past 14 years to maintain and improve the reliability and safety of the pipeline system and help reduce natural-gas supply costs.

   In May 1997, the Commission issued an order setting new rates for ENSERCH that would have reduced the current margin by approximately 7 percent.
   The order would allow 100 percent recovery of gas cost subject to a reconciliation procedure after three years and would impose certain restrictions on the recovery of gas purchased from affiliates. ENSERCH and other parties to the case filed motions for rehearing of the order.
   In August 1997, the Commission issued an order partially granting and partially denying the motions for rehearing. The August order reduces the current margin an additional 3 percent beyond the May 20 order.

   The August order was met with additional motions for rehearing, which were granted in part and denied in part. On September 30, 1997, the RRC issued a second Order on Rehearing, which did not change the margin set in the prior order. On November 4, 1997, the RRC acted on the motions for rehearing filed in response to the September 30, 1997 order by denying the motions. Pursuant to the tariffs approved by the RRC, the new rates will become effective on December 1, 1997, if no further changes to the order are made. ENSERCH has 30 days from November 4 to appeal the decision.

   Prior to the ENSERCH filing of a request for a rate increase, the RRC ordered a general inquiry into the rates and services of Lone Star Gas Company. The scope of the inquiry has not been defined fully, but it will focus initially on historical gas costs and unbundling issues. A hearing on the gas cost issues is set to begin in August 1998. Management is unable to determine at this time the ultimate outcome of this inquiry.

9. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made.
   Certain prior-period amounts have been reclassified to conform to the 1997 presentation.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

  We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of September 30, 1997(Successor Company balance sheet), and the related condensed statements of consolidated income and consolidated cash flows for the period from acquisition (August 5, 1997) through September 30, 1997 (Successor Company Operations), the condensed statements of consolidated income for the periods from January 1 and July 1, 1997 through the acquisition date, for the period from the acquisition date through September 30, 1997, and for the three-month and nine-month periods ended September 30, 1996, and the condensed statements of consolidated cash flows for the period from January 1, 1997 through the acquisition date, and for the nine-month period ended September 30, 1996 (Predecessor Company Operations). These financial statements are the responsibility of the Corporation's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ENSERCH Corporation and subsidiary companies as of December 31, 1996, and the related statements of consolidated income, cash flows and common shareholders' equity for the year then ended (Predecessor Company financial statements)(not presented herein); and in our report dated February 10, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
November 12, 1997

Item 2.           Management's Discussion and Analysis of
               Financial Condition and Results of Operations


FORWARD-LOOKING STATEMENTS - This report and other presentations made by ENSERCH Corporation (ENSERCH) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although ENSERCH believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of ENSERCH to differ materially from those projected in such forward-looking statement: (i) prevailing governmental policies and regulatory actions, including those of the Railroad Commission of Texas, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies,
(ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of natural gas and other commodities, (vi) unanticipated changes in interest rates, rates of inflation or in foreign exchange rates,
(vii) unanticipated changes in operating expenses and capital expenditures,
(viii) capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of various counterparties to meet their obligations with respect to ENSERCH's financial instruments, and (xii) significant changes in ENSERCH's relationship with its employees.

Any forward-looking statement speaks only as of the date on which such statement is made, and ENSERCH undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for ENSERCH to predict all of such factors, nor can they assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

MERGER WITH TUC - On August 5, 1997, all of the common stock of ENSERCH Corporation was converted into common stock of Texas Utilities Company (TUC), and ENSERCH became a wholly-owned subsidiary of TUC. ENSERCH shareholders became entitled to receive .225 share of TUC common stock for each share of ENSERCH. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO) were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in New EEX, which was represented by approximately 105 million shares of New EEX common stock with a carrying value of $583 million. In the distribution, which was tax free to the recipients, ENSERCH shareholders of record on August 4, 1997 received approximately 1.5 shares of New EEX common stock for each share of ENSERCH common stock owned. ENSERCH's financial statements for all periods presented have been restated to reflect EEX and LSEPO as discontinued operations. ENSERCH's discontinued operations also include its engineering and construction and environmental businesses, the principal assets of which were sold in prior years.

TUC accounted for its acquisition of ENSERCH as a purchase and push down accounting has been applied, with the result that purchase accounting adjustments have been reflected in the financial statements of ENSERCH and its subsidiaries for all periods subsequent to August 5, 1997. Financial statements for periods prior to that date were prepared using ENSERCH's historical basis of accounting and are designated as "predecessor". For purposes of the discussion of quarterly and year-to-date operating results provided herein, the financial information of the predecessor for the 1997 periods prior to the merger date have been combined with the post-merger financial information. The business operations of ENSERCH were not significantly changed as a result of the merger, and post-merger and pre-merger operating results, except as noted, are comparable.

CONSOLIDATED RESULTS OF OPERATIONS - For the three month periods ended September 30, 1997 and 1996, ENSERCH's continuing operations had net losses of $26.2 million and $17.4 million, respectively. For the nine month period ended September 30, 1997, ENSERCH's continuing operations had a net loss of $29.2 million compared with income of $.7 million before extraordinary loss for the 1996 period. The 1997 nine months results were impacted by a first quarter $8.6 million pretax, $5.6 million after-tax, provision for a credit Lone Star Gas Company is making voluntarily to its customers and third quarter income of $12.5 million pretax, $8.1 million after-tax, from the sale of interests in cogeneration projects. Results for 1997 were also negatively impacted by merger-related expenses, which totaled $19.3 million pretax, $17.2 million after-tax, and $25.1 million pretax, $21.3 million after-tax, for the quarter and nine months, respectively, and the third quarter amortization of goodwill arising from the purchase of $3.1 million. For the third quarter, there was operating income of $5.4 million in 1997 compared with an operating loss of $4.5 million in 1996. For the first nine months, operating income was $43.4 million in 1997 versus $61.9 million in 1996.

For the three month periods ended September 30, 1997 and 1996, ENSERCH's discontinued operations had income of $3.3 million and $2.1 million, respectively. For the nine months ended September 30, 1997, there was a loss from discontinued operations of $224.7 million which included a $236 million after-tax impact of a write-down of the carrying value of EEX's oil and gas properties due to the U.S. cost center ceiling limitation at March 31, 1997, and a $9.7 million ($14.9 million pre-tax) provision for estimated costs and expenses to wind-up engineering and construction operations. For the nine months ended September 30, 1996, discontinued operations had income of $8.5 million.

Consolidated revenues for the third quarter of 1997 were $411.9 million compared with $311.0 million for the same quarter of 1996, and year-to-date revenues for 1997 were $1.6 billion compared with $1.3 billion for the year-earlier period, primarily from higher natural gas marketing revenues. Natural gas marketing sales volumes in the third quarter of 1997 increased 83% over the 1996 third quarter and were up 34% for the nine month period. A reduction in industrial and electric generation sales partially offset this increase. Other sales volumes were not significantly changed from the prior year period.

LIQUIDITY AND FINANCIAL RESOURCES - Continuing operations for the first nine months of 1997 provided net cash flows from operating activities of $14 million, compared with $57 million for the same period of 1996. Changes in current operating assets and liabilities provided cash of $4.6 million in the first nine months of 1997, compared with $11 million for the first nine months last year.

Discontinued exploration and production operations used cash of $14 million in the nine month period of 1997 compared with $12 million used for the comparable 1996 period. The discontinued engineering and construction operations used cash of $7.5 million in the first nine months of 1997 but provided cash of $19 million in the same period of 1996.

Investing activities required $89 million in the first nine months of 1997 versus $146 million in the first nine months of 1996. Capital spending and investments in unconsolidated affiliates were both significantly lower this year. Other investing activities used cash of $15 million in 1997 versus providing cash of $4 million in the 1996 period.

Following the merger with TUC, ENSERCH's commercial paper program and bank lines in the form of a revolving credit agreement were discontinued. ENSERCH retired the $204.5 million commercial paper balance and the $260.4 million long-term debt balance outstanding under the credit agreement. TUC advanced $512 million to ENSERCH to fund these retirements and to provide for other cash needs.

At September 30, 1997, TUC, Texas Utilities Electric Company (TU Electric), a wholly-owned indirect subsidiary of TUC, and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570 million outstanding at any time at variable interest rates and terminates April 23, 1998.
Facility B provides for short-term borrowings aggregating up to $1,330 million outstanding at any time at variable interest rates and terminates April 24, 2002. ENSERCH borrowings under both facilities are limited to an aggregate of $650 million outstanding at any time. ENSERCH borrowings under these facilities will be used for working capital and other needs. At September 30, 1997, ENSERCH had no borrowings under these facilities.

Two ENSERCH subsidiaries have revolving credit agreements expiring March 31, 2000 which aggregate $30 million, $5 million of which was unused at September 30, 1997.

Planned property, plant and equipment additions for 1997 include $71 million for natural gas distribution and $42 million for natural gas pipeline, natural gas processing and other requirements. The planned expenditures are expected to be funded from internal cash flows, borrowings under credit lines or advances from TUC.

NATURAL GAS MARKETING ACTIVITIES - ENSERCH, through its subsidiary, Enserch Energy Services, Inc. (EES), is a marketer of natural gas and natural gas services. As part of these business activities, EES enters into a variety of transactions, including forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including swaps, options, futures and other contractual arrangements. The derivative transactions are concentrated with established energy companies and major financial institutions.

EES's marketing activities involve price commitments into the future and, therefore, give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Net open portfolio positions often result from the origination of new transactions or in response to changing market conditions.

EES enters into contracts to purchase and sell natural gas for physical delivery in the future. At September 30, 1997, EES had net commitments to sell approximately 41.0 billion cubic feet (Bcf) of natural gas through the year 2003 with offsetting net financial positions to purchase approximately
48.1 Bcf.

PENDING RATE CASE - In October 1996, Lone Star Pipeline Company (a division of ENSERCH) filed a request with the Railroad Commission of Texas (RRC or the Commission) to increase the rate it charges Lone Star Gas Company (a division of ENSERCH) to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas Company. Lone Star Gas Company also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates currently in effect were set by the RRC in 1982. The purpose of the rate request was to allow for the recovery of a substantial increase in the cost of doing business since 1982 and to cover significant capital investments of approximately $420 million made during the past 14 years to maintain and improve the reliability and safety of the pipeline system and help reduce natural-gas supply costs.

In May 1997, the Commission issued an order setting new rates for ENSERCH that would have reduced the current margin by approximately 7 percent. The order would allow 100 percent recovery of gas cost subject to a reconciliation procedure after three years and would impose certain restrictions on the recovery of gas purchased from affiliates. ENSERCH and other parties to the case filed motions for rehearing of the order. In August 1997, the Commission issued an order partially granting and partially denying the motions for rehearing. The August order reduces the current margin an additional 3 percent beyond the May 20 order.

The August order was met with additional motions for rehearing, which were granted in part and denied in part. On September 30, 1997, the RRC issued a second Order on Rehearing, which did not change the margin set in the prior order. On November 4, 1997, the RRC acted on the motions for rehearing filed in response to the September 30, 1997 order by denying the motions. Pursuant to the tariffs approved by the RRC, the new rates will become effective on December 1, 1997, if no further changes to the order are made. ENSERCH has 30 days from November 4 to appeal the decision.

Prior to the ENSERCH filing of a request for a rate increase, the RRC ordered a general inquiry into the rates and services of Lone Star Gas Company. The scope of the inquiry has not been defined fully, but it will focus initially on historical gas costs and unbundling issues. A hearing on the gas cost issues is set to begin in August 1998. Management is unable to determine at this time the ultimate outcome of this inquiry.

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    EXHIBIT (15)-   Letter of Deloitte & Touche LLP dated November 13, 1997,
                    regarding unaudited interim financial statements.


    EXHIBIT (27) -  Financial Data Schedule

    EXHIBIT (99-a)  Amended and Restated 364-Day Competitive Advance and
                    Revolving Credit Facility Agreement, Facility A, dated as of April 24, 1997, among Texas Utilities Company
                    (TUC), Texas Energy Industries,Inc.(TEI), TU Electric, ENSERCH, certain banks and The Chase Manhattan Bank and Texas Commerce Bank National Association, as Agents. (Filed as Exhibit 99(a) to Texas Utilities Company Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-3591.)

    EXHIBIT (99-b)  Amended and Restated 5-Year Competitive Advance and
                    Revolving Credit Facility Agreement, Facility B, dated as of April 24, 1997, among TUC, TEI, TU Electric, ENSERCH, certain banks and The Chase Manhattan Bank and Texas Commerce Bank National Association, as Agents. (Filed as Exhibit 99(b) to Texas Utilities Company Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-3591.)


    (b) Reports on Form 8-K

                    Current report on Form 8-K dated July 1, 1997 (Enserch Exploration, Inc. (EEX) News Release dated July 1, 1997, announcing that EEX and Enterprise Oil had entered into a deepwater Gulf of Mexico venture.)

                    Current report on Form 8-K dated August 4, 1997 reporting issuance of EEX Press Release and filing of a Form 8-K regarding expected material downward revision of EEX's oil and natural gas reserves.

                    Current report on Form 8-K dated August 6, 1997 announcing consummation of the Preliminary Merger between EEX and Lone Star Energy Plant Operations, Inc. and ENSERCH's distribution of its ownership in New EEX and the Merger of ENSERCH and TUC.

                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ENSERCH Corporation
                                                 (Registrant)






Date: November 13, 1997             By       /s/ J. W. Pinkerton
                                        ------------------------------
                                                 J. W. Pinkerton,
                                         Vice President and Controller,
                                           Chief Accounting Officer