Form 10-K405
period 1997-12-31
ENSERCH CORP
filed 1998-03-31
CIK 33015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                    OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

Commission   Exact Name of Registrant as Specified        I.R.S. Employer
   File      in its Charter; Address of Principal         Identification
 Number      Executive Offices; and Telephone Number           No.


1-3183       ENSERCH Corporation                               75-0399066
             Energy Plaza, 1601 Bryan Street
             Dallas, TX 75201-3411
             (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
 Registrant         Title of Each Class                    on Which Registered




ENSERCH          Depositary shares, Series F, each            New York Stock
 Corporation      representing 1/40 share of the Adjustable      Exchange
                  Rate Cumulative Preferred Stock, Series F, liquidation preference $1,000 per share


Securities registered pursuant to Section 12(g) of the Act:    None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes[x]   No


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of ENSERCH Corporation Common Stock held by non-affiliates: None

Common Stock outstanding at March 13, 1998: 201,000 shares, par value $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE - None

                                   TABLE OF CONTENTS


                                                                          Page

                                        PART I

Item 1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
          Gas Distribution Peaking. . . . . . . . . . . . . . . . . . . .   3
          Gas Supply. . . . . . . . . . . . . . . . . . . . . . . . . . .   3
          Regulation and Rates. . . . . . . . . . . . . . . . . . . . . .   4
          Competition . . . . . . . . . . . . . . . . . . . . . . . . . .   5
          Environmental Matters . . . . . . . . . . . . . . . . . . . . .   6

Item 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
          Capital Expenditures. . . . . . . . . . . . . . . . . . . . . .   7

Item 3  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .   7

                                        PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . .   7

Item 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . .   7

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
        AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . .   8

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . . .   8

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . .   8

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . .   8

                                       PART III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . .   9

Item 11.EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .  11

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .  15

                                        PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .  16

        APPENDIX A - Financial Information

                                PART 1

Item 1.BUSINESS

   ENSERCH Corporation (ENSERCH or the Corporation) is an integrated company focused on natural gas. Its major business operations consist of the gathering, processing, transmission, distribution and marketing of natural gas. ENSERCH is a wholly-owned subsidiary of Texas Utilities Company (TUC). TUC, a Texas corporation organized in 1996 , which was named TUC Holding Company, is a holding company for its predecessor companies, Texas Energy Industries, Inc. (TEI), formerly known as Texas Utilities Company, and ENSERCH. Through TEI, TUC engages in the generation, transmission and distribution of electricity; telecommunications; power development and other businesses.

Merger with TUC

     On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions (Merger) between the former Texas Utilities Company, now known as TEI, and ENSERCH were completed. At the effective time of the Merger: (i) the former Texas Utilities Company changed its name to TEI, (ii) TEI and ENSERCH merged with wholly-owned subsidiaries of TUC Holding Company, which, as a result, owned all the common stock of TEI and of ENSERCH, (iii) TUC Holding Company changed its name to Texas Utilities Company, (iv) each share of TEI's common stock was automatically converted into one share of common stock of TUC, and (v) each share of common stock of ENSERCH was automatically converted into 0.225 shares of common stock of TUC, with cash issued in lieu of fractional shares. The share conversions were tax-free transactions. In the Merger, approximately 15.9 million shares of TUC common stock were issued to former holders of ENSERCH common stock. The value assigned to the TUC shares issued and costs incurred in connection with the acquisition of ENSERCH aggregated $579 million. At the date of the Merger, ENSERCH had debt and preferred stock outstanding of approximately $1.3 billion.

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

     On December 31, 1997, ENSERCH sold to TEI, at net book value, the group of companies which had constituted its power development and international gas distribution operations. As a result, ENSERCH is no longer engaged in these activities. The sale was effected in order to strengthen the Corporation's financial position by relieving it of certain indebtedness, as well as its obligation to make capital expenditures with respect to such operations in the future. For accounting purposes, the sale was considered to be a merger of commonly controlled companies, accordingly, it was reflected effective as of the Merger Date. Operating results for periods following the Merger Date exclude these operations.

     TUC accounted for its acquisition of ENSERCH as a purchase business combination. The assets and liabilities of ENSERCH at the acquisition date were adjusted to their estimated fair value. The excess of the purchase price paid by TUC over the estimated fair value of assets acquired and liabilities assumed was recorded as goodwill and is being amortized over 40 years. Push down accounting has been applied, with the result that purchase accounting adjustments have been reflected in the financial statements of ENSERCH and its subsidiaries for the period subsequent to August 5, 1997. Financial statements for periods prior to that date were prepared using ENSERCH's historical basis of accounting. The process of determining the fair value of assets and liabilities of ENSERCH as of the date of acquisition is continuing, and the final results await primarily the resolution of income tax and other contingencies and finalization of some preliminary estimates.
                                 1

Business of ENSERCH

     ENSERCH conducts its major business operations through the following companies:

     Enserch Processing, Inc. (EPI) gathers and processes natural gas to remove impurities and extract natural gas liquids (NGL) for sale. EPI uses cryogenic and mechanical refrigeration processes at its NGL extraction facilities. The mixed NGL stream, containing the heavier hydrocarbons ethane, propane, butane and natural gasoline, is pumped via pipeline to Mt. Belvieu, Texas. The remaining natural gas, primarily methane, leaves the NGL plants in gas transmission lines for transportation to end-use customers. About 85% of NGL product sales are under term contracts of one to three years, with prices established monthly. NGL prices are influenced by a number of factors, including supply, demand, inventory levels, the product composition of each barrel and the price of crude oil. Profitability is highly dependent on the relationship of NGL product prices to the cost of natural gas lost in the extraction process, which is commonly termed "shrinkage." To reduce the impact of shrinkage, EPI strives to replace "keep-whole" gas processing contracts with "net-proceeds" contracts. Keep-whole contracts are relatively more profitable during periods of high NGL prices and low gas costs because they provide the processor with ownership of the entire gas stream. However, as NGL prices decline relative to gas costs, these contracts become relatively less profitable because the processor must absorb all the shrinkage costs. Under net-proceeds contracts, the producer provides shrinkage volumes, while the processor contributes plant facilities and operational costs. Revenues from NGL sales are apportioned between the parties, and the processor is no longer impacted by natural-gas feedstock costs.

     Lone Star Pipeline Company (Lone Star Pipeline), a division of ENSERCH, is a partially rate-regulated business that owns and operates interconnected natural-gas transmission lines, underground storage reservoirs, compressor stations and related properties, all within Texas. With a system consisting of approximately 7,600 miles of gathering and transmission pipelines in Texas, Lone Star Pipeline is one of the largest pipelines in the United States (U.S.). Through these facilities, it transports natural gas to distribution systems of Lone Star Gas Company (Lone Star Gas) and other customers. Rates for the services to Lone Star Gas are regulated by the Railroad Commission of Texas (RRC) while rates for services to other customers are generally only subject to RRC jurisdiction through complaint proceedings.

     Lone Star Gas, a partially rate-regulated division of ENSERCH, owns and operates natural-gas distribution systems and related properties. One of the largest gas distribution companies in the United States and the largest in Texas, Lone Star Gas provides service through over 23,800 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.35 million residential, commercial and industrial customers in approximately 550 cities and towns, including the 11-county Dallas/Fort Worth Metroplex. The rates Lone Star Gas charges its residential and commercial customers are established by the municipal governments of the cities and towns served with the RRC having appellate jurisdiction. Lone Star Gas' gas sales revenues are influenced by seasonal temperature variations.
The majority of Lone Star Gas' residential and commercial gas customers use gas for heating, and their needs are directly affected by the mildness or severity of the heating season, although some 65% of Lone Star Gas' residential and commercial volumes are subject to weather normalization adjustments. Sales to electric-generation customers are affected by the mildness or severity of both cooling and heating seasons. Lone Star Gas also transports natural gas within its distribution system as market opportunities require.

     Enserch Energy Services, Inc. (EES) is a wholesale and retail marketer of natural gas in several areas of the U.S.. Its primary U.S. retail markets are in Texas, the Northeast, the Midwest and the West Coast. EES' marketing activities typically consist of (i) contracting to purchase specific volumes of gas from producers, pipelines and other suppliers at various points of receipt to be supplied to end users over a specific period of time, (ii) aggregating gas supplies and arranging for the transportation of these gas supplies, (iii) negotiating to sell specific volumes of gas over a specified period of time to end users and (iv) providing related risk-management services to the customer. In January 1998, the Federal Energy Regulatory Commission (FERC) approved an Order authorizing EES to make physical sales of electricity in the wholesale market throughout the U.S. other than within the area of the Electric Reliability Council of Texas.

     ENSERCH operates in the liquified and compressed natural-gas vehicular fuel markets through the Alternative Fuel Division of ENSERCH. This includes two affiliates, FleetStar of Texas, L.C. (Fleetstar), a fueling affiliate owned 50% by ENSERCH, and TranStar Technologies, L.C. (TranStar), a vehicle conversion affiliate owned 100% by ENSERCH.
                                   2

FinaStar, which is a partnership
between FleetStar and Fina Oil and Chemical, is 25% owned by ENSERCH. These entities had 20 public and 9 private natural-gas fueling stations in commercial operation at the end of 1997 and sold over 3 million equivalent gallons of natural gas during the year. TranStar provides turnkey natural-gas vehicle conversions and other related services. ENSERCH also owns and operates one liquified natural gas fueling station at the American Airlines DFW Airport maintenance facility and is in the process of constructing two additional such stations for the Dallas Area Rapid Transit Authority.

     ENSERCH possesses all of the necessary franchises and certificates required to enable it to conduct its business (see Regulation and Rates).

     At December 31, 1997, ENSERCH and its direct and indirect wholly-owned subsidiaries had 2,987 full-time employees.

GAS DISTRIBUTION PEAKING

     Lone Star Gas estimates its peak-day availability from long-term contracts and withdrawals from underground storage to be 1.4 billion cubic feet (Bcf). Short-term peaking contracts and daily spot contracts raise this availability level to meet anticipated sales needs.

     During 1997, the average daily demand of Lone Star Gas' residential and commercial customers was .3 Bcf. Lone Star Gas' greatest daily demand in 1997 was on January 13 when the arithmetic-mean temperature was 22 degrees F. and deliveries to all customers reached 2.3 Bcf, including estimated deliveries to residential and commercial customers of 2.1 Bcf.

GAS SUPPLY

     Lone Star Gas' gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and gas in storage. The total gas supply as of January 1, 1998, was 489 Bcf, which is approximately three times Lone Star Gas' purchases during 1997. Of this total , 130 Bcf are specific reserves and 34 Bcf are working gas in storage. Management has calculated that 325 Bcf, including 131 Bcf under one contract, are committed to Lone Star Gas under gas supply contracts not related to specific reserves or fields. In 1997, Lone Star Gas' gas requirement was purchased from some 125 independent producers and non-affiliated pipeline companies, one of which supplied approximately 28% of total requirements.

     To meet peak-day gas demands during winter months, Lone Star Gas utilizes the service of seven affiliated gas storage fields, all of which are located in Texas. These fields have a working gas capacity of 47 Bcf and a day-one storage withdrawal capacity of 1.3 Bcf per day.

     Lone Star Gas has historically maintained a contractual right to curtail, which is designed to achieve the highest load factor possible in the use of the pipeline system while assuring continuous and uninterrupted service to the residential and commercial customers. Under the program, industrial customers select their own rates and relative priorities of service. Interruptible service contracts include the right to curtail gas deliveries up to 100% according to a strict priority plan. The last sales curtailment for Lone Star Gas occurred in 1990 and lasted for only 30 hours.

     Estimates of gas supplies and reserves are not necessarily indicative of Lone Star Gas' ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering and transmission systems, the capacity of its storage facilities, the duration and severity of cold weather, the availability of gas reserves from its suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities. Curtailment rights provide Lone Star Gas flexibility to meet the human-needs requirements of its customers on a firm basis. Priority allocations and price limitations imposed by federal and state regulatory agencies, as well as other factors beyond the control of Lone Star Gas, may affect its ability to meet the demands of its customers.
                                  3

     The Lone Star Gas supply program is designed to contract for new supplies of gas (and to recontract targeted expiring sources) connected to Lone Star Pipeline's pipeline system. In addition to being heavily concentrated in the established gas-producing areas of central, northern and eastern Texas, Lone Star Pipeline's intrastate pipeline system also extends into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation's remaining onshore natural-gas reserves. Lone Star Pipeline's pipeline system provides access to all of these basins. Lone Star Pipeline is well situated to receive large volumes into its system at the major hubs, such as Katy and Waha, as well as at the major third-party owned storage facilities where suppliers maintain instantaneous high delivery capabilities.

     Lone Star Gas buys gas under long-term, intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum purchases of gas. Presently, based on estimated gas demand which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 1998 and thereafter.

REGULATION AND RATES

     Lone Star Gas and Lone Star Pipeline are wholly intrastate in character and perform distribution utility operations and transportation services in the State of Texas subject to regulation by the RRC and municipalities in Texas. The RRC regulates the charge for the transportation of gas by Lone Star Pipeline to Lone Star Gas' distribution systems for sale to Lone Star Gas' residential and commercial consumers. Lone Star Pipeline owns no certificated interstate transmission facilities subject to the jurisdiction of FERC under the Natural Gas Act, has no sales for resale under the rate jurisdiction of FERC and does not perform any transportation service that is subject to FERC jurisdiction under the Natural Gas Act.

     The city gate rate for the cost of gas Lone Star Gas ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The rates Lone Star Gas charges its residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jurisdiction.

     Lone Star Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $500 thousand in annualized revenue increases, exclusive of changes in gas cost, was achieved in Texas in 1997. Weather normalization adjustment clauses have been approved by 287 of the cities served by Lone Star Gas, representing over 65% of Lone Star Gas' residential and commercial sales volumes. These clauses allow rates to be adjusted to reflect the impact of warmer or colder-than-normal weather during the winter months, minimizing the impact of variations in weather on Lone Star Gas' earnings.

     Lone Star Gas' sales to industrial customers are provided under rates reflected in standard rate schedules and contracts. Transportation services to industrial and electric-generation customers are provided under competitively negotiated contracts. Industrial customers also have standard rate schedules for transportation services. Regulatory authorities in Texas have jurisdiction to revise, review and regulate rates to industrial and electric-generation customers but, historically, have not actively exercised this jurisdiction because of the existing competitive market. Sales contracts with these customers permit automatic adjustment on a monthly basis for the full amount of increases or decreases in the cost of gas.

     In October 1996, Lone Star Pipeline filed a request with the RRC to increase the rate it charges Lone Star Gas to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas. Lone Star Gas also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates previously in effect were set by the RRC in 1982. In September 1997, the RRC issued an order reducing the charges by Lone Star Pipeline to Lone Star Gas for storage and transportation services. In that order, the RRC did authorize separate charges for the Lone Star Pipeline storage and transportation services, a separate charge by Lone Star Gas for the cost of aggregating gas supplies, and a continuation of the 100% flow through of purchased gas expense. The RRC also imposed some new criteria for affiliate gas purchases and a new reconciliation procedure that will require a review of purchased gas expenses every three years. The RRC order has become final, but is being appealed by several
                                 4
parties including Lone Star Pipeline and Lone Star Gas. The rates authorized by the order became effective on December 1, 1997, and will result in an annual margin reduction of approximately $8.2 million.

     On August 20, 1996, the RRC ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of Lone Star Gas' historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners (NARUC) account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, is pending RRC action on the basis of a stipulation of all parties. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. If the motion for summary disposition is denied, a hearing has been scheduled to begin in August 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to determine the ultimate outcome of the inquiry.

COMPETITION

     As legislative, regulatory, economic and technological changes occur, the energy and utility industries are faced with increasing pressure to become more competitive while adhering to regulatory requirements. The level of competition is affected by a number of variables, including price, reliability of service, the cost of energy alternatives, new technologies and governmental regulations.

     In order to remain competitive, ENSERCH aggressively manages its operating costs and capital expenditures through streamlined business processes and is developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve return on assets and to maximize value through new marketing programs.

     Customer sensitivity to energy prices and the availability of competitively priced gas in the non-regulated markets continue to provide intense competition in the electric-generation and industrial-user markets. Natural gas faces varying degrees of competition from electricity, coal, natural gas liquids, oil and other refined products throughout Lone Star Gas' service territory. Pipeline systems of other companies, both intrastate and interstate, extend into or through the areas in which Lone Star Gas' markets are located, creating competition from other sellers of natural gas. Competitive pressure from other pipelines and alternative fuels has caused a decline in sales by Lone Star Gas to industrial and electric-generation customers. Sales by ENSERCH's non-regulated companies, along with transportation services provided by Lone Star Pipeline, have served to offset much of the effects of this decline. As developments in the energy industry point to a continuation of these competitive pressures, Lone Star Gas maintains its focus on customer service and the creation of new services for its customers in order to remain its customers' supplier of choice.

     Lone Star Pipeline is the sole transporter of natural gas to Lone Star Gas' distribution systems. Lone Star Pipeline competes with other pipelines in Texas to transport natural gas to off-system markets. This business is highly competitive and greatly influenced by the demand to move natural gas across Texas to supply Northeast and upper Midwest U.S. markets.

     Natural gas liquids processing is highly competitive and includes competition among producers, third-party owners and processors for cost-sharing and interest-sharing arrangements.

     EES pursues markets connected to pipelines other than Lone Star Pipeline's. As natural-gas markets continue to evolve following the implementation of the 1992 Order 636 of the FERC, additional opportunities are created in the broader, more active trading markets and in serving non-regulated customers. This highly competitive market demands that
                               5
a wide array of services be offered, including term contracts with interruptible and firm deliveries, risk management, aggregation of supply, nominations, scheduling of deliveries and storage.

     Lone Star Pipeline has been an open access transporter under Section 311 of the Natural Gas Policy Act of 1978 (NGPA) on its intrastate transmission facilities since July 1988. Such transportation is performed pursuant to
Section 311(a)(2) of the NGPA and is subject to an exemption from the jurisdiction of the FERC under the Natural Gas Act, pursuant to Section 601 of the NGPA.

ENVIRONMENTAL MATTERS

     ENSERCH is subject to various federal, state and local regulations dealing with air and water quality and related environmental matters. (See
Item 2. Properties - Capital Expenditures and Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A to this report.)

Air

     Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from facilities located within the State of Texas. In addition, certain performance standards of the Environmental Protection Agency
(EPA) promulgated under the federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TNRCC, are also applicable. In 1997, the Clean Air Act required ENSERCH to submit Title V Operating Permit applications for certain of its facilities. ENSERCH anticipates the approval of all such permit applications.

     Additional Clean Air Act regulations have been proposed and others are not yet finalized by the EPA. ENSERCH believes that the requirements necessary to be in compliance with additional regulatory provisions can be met as they are developed. Estimates for the capital requirements related to the Clean Air Act are included in the estimated construction expenditures. (See
Item 2. Properties - Capital Expenditures and Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A to this report.) Any additional capital expenditures, as well as any increased operating costs associated with new requirements or compliance measures, are expected to be recoverable through rates, as similar costs have been recovered in the past. Certain emission sources may be required to reduce emissions or to install monitoring equipment under proposed rules and regulations. ENSERCH currently believes, however, that if the rules and regulations under the Clean Air Act are adopted as proposed, operating costs that will be incurred under operating permits, new permit fee structures, capital expenditures associated with equipment modifications to reduce emission, or any expenditures on monitoring equipment, in the aggregate, will not have a materially adverse effect on the Corporation's financial position, results of operation or cash flow.

Water

     The TNRCC, the EPA and RRC have jurisdiction over water discharges (including storm water) from the Corporation's facilities. The Corporation's facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. ENSERCH has obtained all required waste water discharge permits from the TNRCC, the EPA and the RRC for facilities in operation and has applied for or obtained necessary permits for facilities under construction. ENSERCH believes it can satisfy the requirements necessary to obtain any required permits or renewals.

Item 2.PROPERTIES

     At December 31, 1997, Lone Star Pipeline operated approximately 7,600 miles of transmission and gathering lines and operated 22 compressor stations having a total rated horsepower of approximately 76,455. Lone Star Pipeline also owns seven active gas-storage fields, all located on its system in Texas, and three major gas-treatment plants to remove undesirable components from the gas stream. At December 31, 1997, EPI had interests in 15 processing plants, 10 of which were wholly owned, and operated approximately 1,714 miles of gathering lines. At December 31, 1997, Lone Star Gas operated approximately 23,800 miles of distribution mains.

     ENSERCH owns a five-building office complex in Dallas, containing approximately 453,000 square feet of space that is occupied by ENSERCH and some of its affiliates. In addition, ENSERCH leases a 21-story, 400,000 square-foot building in Houston under a two-year lease that is automatically extended each year unless terminated. This building is sub-leased, primarily to non-affiliated parties.

CAPITAL EXPENDITURES

     The primary capital expenditures of the Corporation and its subsidiaries in 1997 and as estimated for 1998 through 2000 are as follows:

               1997          $119,000,000
               1998          143,000,000
               1999          133,000,000
               2000          140,000,000

     The planned expenditures are expected to be funded from internal cash flows, borrowings under credit lines or advances from TUC.

Item 3.LEGAL PROCEEDINGS

     ENSERCH and its subsidiaries are party to lawsuits arising in the ordinary course of its business. ENSERCH believes, based on its current knowledge and the advice of counsel, that all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operation or cash flow.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

PART II

Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.  All of ENSERCH's common stock is owned by TUC.

Item 6.SELECTED FINANCIAL DATA

     The information required hereunder for the Corporation is set forth under Selected Financial Data included in Appendix A of this report.

Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required hereunder for the Corporation is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A of this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Corporation is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operation included in Appendix A of this report.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder for the Corporation is set forth under Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Common Stock Equity, and Notes to Consolidated Financial Statements included in Appendix A of this report.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Identification of Directors, business experience and other directorships:

                         Other Positions and
                         Offices Presently Held    Date First Elected as        Present Principal Occupation or
                         With ENSERCH                   Director                  Employment and Principal
                         (Current Term Expires     (Current Term Expires        Business (Preceding Five Years),
Name of Director   Age        May 8, 1998)              May 8, 1998)              Other Directorships

David W. Biegler   51    President and Chief
                         Operating Officer          September 1, 1991         President and Chief Operating Officer of
                                                                                TUC, TU Electric and ENSERCH;
                                                                                prior thereto, Chairman, President and
                                                                                Chief Executive Officer of
                                                                                ENSERCH;  other directorships:
                                                                                Trinity Industries, Inc. and TU Electric

Barbara B. Curry   43    None                      August 5, 1997             Executive Vice President of TU Services;
                                                                                prior thereto, Vice President of TU
                                                                                Services and, prior thereto, Assistant
                                                                                to the Chairman of TUC; other
                                                                                directorship: TU Electric.

H.Jarrell Gibbs    60    None                      August 5, 1997             Vice Chairman of the Board of TUC; prior
                                                                                thereto, President of TU Electric and
                                                                                prior thereto, Vice President and
                                                                                Principal Financial Officer of TUC.

Michael J. McNally 43    None                      August 5, 1997             Executive Vice President and Chief
                                                                                Financial Officer of TUC; prior
                                                                                thereto, President, Transmission
                                                                                Division of TU Electric; prior thereto,
                                                                                Executive Vice President of TU
                                                                                Electric; prior thereto, Principal of
                                                                                Enron Development Corporation; prior
                                                                                thereto, Managing Director of
                                                                                Industrial Services (Enron Capital and
                                                                                Trade Resources) and President of
                                                                                Houston Pipe Line Company and
                                                                                Enron Gas Liquids, Inc.; other
                                                                                directorship: TU Electric.
Erle Nye            60   Chairman of the Board and
                           Chief Executive         August 5, 1997             Chairman of the Board and Chief Executive
                                                                                of TUC, TU Electric and ENSERCH;
                                                                                prior thereto, President and Chief
                                                                                Executive  of TUC and Chairman of
                                                                                the Board and Chief Executive of TU
                                                                                Electric; other directorships: TUC and
                                                                                TU Electric.

Robert A. Wooldridge 60   None                     August 5, 1997             Partner in the law firm of Worsham,
                                                                                Forsythe & Wooldridge, L.L.P.

Directors of ENSERCH  receive no compensation in their capacity as Directors.

Identification of Executive Officers and business experience:

                               Positions and Offices      Date First Elected to
                               Presently Held             Present Offices
                               (Current Term Expires      (Current Term Expires        Business Experience
Name of Officer       Age         May 8, 1998)                    May 8, 1998)        (Preceding Five Years)

Erle Nye              60      Chairman of the Board and
                                 Chief Executive            January 1, 1998       Chairman of the Board and Chief
                                                                                    Executive of TUC, TU Electric and
                                                                                    ENSERCH ; prior thereto, President
                                                                                    and Chief Executive of TUC and
                                                                                    Chairman of the Board and Chief
                                                                                    Executive of TU Electric.

David W. Biegler      51       President and Chief
                                 Operating Officer          January 1, 1998       President and Chief Operating Officer of
                                                                                    TUC, TU Electric and ENSERCH;
                                                                                    prior thereto, Chairman of the Board,
                                                                                    President and Chief Executive
                                                                                    Officer of ENSERCH.

T. L. Baker           52       President of Lone Star Gas   January 1, 1998       President of Lone Star Gas and the
                                                                                    Electric Service Division of TU
                                                                                    Electric; prior thereto, Executive
                                                                                    Vice President of TU Electric and
                                                                                    prior thereto, Senior Vice President
                                                                                    of  TU Electric.

Michael T. Hunter     48       President of Lone Star
                                 Pipeline                   January 1, 1998       President of Lone Star Pipeline; prior
                                                                                    thereto, President and Chief
                                                                                    Operating Officer of Lone Star
                                                                                    Pipeline; and prior thereto,  President
                                                                                    and Chief Operating Officer of
                                                                                    Mississippi River Transmission
                                                                                    Corporation, a subsidiary of Noram
                                                                                    Energy Corp.


There is no family relationship between any of the above named Directors and Executive Officers.


          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All required reports relating to changes in beneficial ownership have been timely filed.

Item 11.   EXECUTIVE COMPENSATION

<captions>
 ENSERCH and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:



                                                                       Long-Term Compensation
                                                                 ------------------------------------
                                 Annual Compensation                      Awards (4)          Payouts
                                -----------------------------    -------------------------   ---------

                                                       Other
                                                       Annual                   Securities
                                                       Compen-    Restricted    Underlying    LTIP        All Other
Name and                          Salary     Bonus     sation     Stock Awards  Options/      Payouts     Compensation
Principal Position        Year        ($)        ($)   ($) (3)        ($)       SAR?s  (#)    ($) (6)       ($) (7)


David W. Biegler,         1997    600,378          0       0             0             0             0     3,701,060
President and Chief       1996    600,000    330,000   3,600       556,800        50,000     1,009,208       768,525
Operating Officer (1)     1995    593,750    245,822   8,400            (5)       25,000             0        27,525

Michael T. Hunter,        1997    320,000     95,124       0             0             0             0         4,000
President of Lone Star    1996    310,000    150,000   1,000       185,600        24,000       185,600         7,408
Pipeline Company (2)      1995    175,000     90,035   1,500            (5)       15,000             0           450

William T. Satterwhite,   1997    282,178     67,062       0             0             0             0       812,407
Executive Vice President  1996    282,000    112,800     735        92,800        15,000       225,970       245,320
of Texas Utilities        1995    270,667     87,080   1,940            (5)        5,000             0        24,642
Company (1)

Jerry W. Pinkerton,       1997    225,000     40,131       0             0             0             0         4,175
Vice President and        1996    225,000     67,500     580        64,960         7,000       168,711         3,919
Controller                1995    225,000     54,400   1,620            (5)        5,000             0         2,000

Melvin E.  Wentz,         1997    172,500     90,569       0             0             0             0        44,967
President of Enserch      1996    133,333     22,000       0             0             0             0         1,360
Development               1995     88,333          0       0             0             0             0           701

(1)Mr. David W. Biegler was Chairman, President and Chief Executive Officer through December 31, 1997.  Mr. Erle Nye was
 elected Chairman of the Board and Chief Executive of ENSERCH effective January 1, 1998.   Mr. Satterwhite served as
 Senior Vice President and General Counsel through December 31, 1997. Messrs. Biegler and Satterwhite were elected
 President and Executive Vice President, respectively, of  TUC on August 5, 1997 and compensation thereafter represents compensation paid by TUC.

(2)Mr. Michael T. Hunter joined ENSERCH as an executive officer on June 1, 1995.  Melvin E. Wentz joined the Company
  March 13, 1995, and became an executive officer March 21, 1997.  Enserch Development Corporation was a subsidiary of ENSERCH through December 31, 1997.

(3)Other Annual Compensation column includes non-preferential dividends paid on non-vested restricted stock.  All outstanding restricted stock vested in 1996.

(4)The Awards columns include the restricted stock awards to named executive officers under the ENSERCH Corporation 1991
 Incentive Plan (1991 Plan).  Restrictions were lifted in 1996 under the change in control provisions of the 1991 Plan and the numbers and value of shares reported are at market on the date such restrictions were lifted.  No awards have subsequently been made and at December 31, 1997 all restricted stock had been paid out.

(5)Restricted stock awards made in 1995 were reported under the "Long-Term Incentive Plan Awards" table for such year.


(6)The Long-Term Incentive Payouts column represents payouts of all remaining restricted stock awarded prior to 1996, the restrictions on which were lifted under change in control provisions of the 1991 Plan.

(7)Amounts reported as All Other Compensation are attributable to the named executive officer's participation in certain plans and as otherwise described hereinafter: Contributions in 1997 under the Employee Stock Purchase and Savings Plan for
 Messrs. Biegler, Hunter, Satterwhite, Pinkerton and Wentz for 1997 were $560, $800, $560, $800 and $2,363, respectively.
 Contributions in 1997 under the Deferred Compensation program for Messrs. Biegler, Hunter, Satterwhite, Pinkerton and
 Wentz were $10,500, $3,200, $4,935, $3,375 and $0, respectively.    TUC's contribution in 1997 under the Employees'
 Thrift Plan of the Texas Utilities Company System for the account of  Mr. Satterwhite was $1,410. Change in control payments were made in 1997 to Messrs. Biegler and Satterwhite in the amounts of $3,690,000 and $805,502, respectively as described hereafter.  Mr. Wentz was paid a relocation amount of $42,604.

Aggregated Option Exercise Table

   The table below shows, for each of the named executive officers, the information specified with respect to exercised, exercisable and unexercisable options under all existing stock option plans, converted into shares of TUC common stock into which such options became exercisable at the time of the Merger.

                                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FISCAL YEAR-END OPTION VALUES


                                                  Number of Securities             Value of Unexercised
                                                 Underlying Unexercised                In-the-Money
                       Shares                         Options at                        Options at
                       Acquired on   Value        December 31, 1997                  December 31, 1997
                       Exercise      Realized           (#)                                ($)
   Name                   (#)          ($)      Exercisable   Unexercisable     Exercisable   Unexercisable
David W. Biegler          0             0         156,333           0             2,438,116          0

Michael T. Hunter         0             0               0           0                     0          0

Willaim T. Satterwhite    0             0          39,883           0               585,198          0

Jerry W. Pinkerton     8,229         108,125       14,931           0               155,117          0

Melvin E. Wentz           0             0               0           0                     0          0



                             ENSERCH PENSION PLAN TABLE
                                  Years of Service
Remuneration      20        25        30        35        40        45

$275,000      $ 91,854  $114,818  $137,782  $160,745  $167,620  $174,495

 350,000       118,104   147,631   177,157   206,683   215,433   224,183

 425,000       144,354   180,443   216,532   252,620   263,245   273,870                                        Years of Service

 500,000       170,604   213,256   255,907   298,558   311,058   323,558

 575,000       196,854   246,068   295,282   344,495   358,870   373,245

 650,000       223,104   278,881   334,657   390,433   406,683   422,933

 725,000       249,354   311,693   374,032   436,370   454,495   472,620

 800,000       275,604   344,506   413,407   482,308   502,308   522,308

 875,000       301,854   377,318   452,782   528,245   550,120   571,995

 950,000       328,104   410,131   492,157   574,183   597,933   621,683

                                  TUC  PENSION PLAN TABLE

                                      Years of Service
  Remuneration        20          25          30          35          40

$   50,000        $ 14,688    $ 18,360    $ 22,032    $ 25,704    $ 29,376

   100,000          29,688      37,110      44,532      51,954      59,376

   200,000          59,688      74,610      89,532     104,454     119,376

   400,000         119,688     149,610     179,532     209,454     239,376

   800,000         239,688     299,610     359,532     419,454     479,376

 1,000,000         299,688     374,610     449,532     524,454     599,376

 1,400,000         419,688     524,610     629,532     734,454     839,376

    The Retirement and Death Benefit Program of ENSERCH and Participating Subsidiary Companies ("ENSERCH Retirement Plan") was merged into, and became a part of, the Retirement Plan for Employees of the Texas Utilities Company System ("TUC Retirement Plan") effective December 31, 1997. Except for Messrs. Biegler and Satterwhite who became employees of TUC on August 5, 1997 and began accruing pension benefits under the TUC Retirement Plan on that day, ENSERCH Retirement Plan participants continued to accrue pension benefits under the ENSERCH Retirement Plan through December 31, 1997, at which time such accruals ceased and they began accruing service under the TUC Retirement Plan. Under the terms of the TUC Retirement Plan, as amended effective January 1, 1998, the pension benefit of employees who were participating in the ENSERCH Retirement Plan on December 31, 1997, will equal the sum of their accrued benefit under the ENSERCH Retirement Plan through December 31, 1997 and their accrued benefit under the TUC Retirement Plan beginning January 1, 1998; provided that the aggregate pension benefit can be no less than the pension which the employees would have earned if they had remained under the ENSERCH Retirement Plan for their entire careers.
The above tables illustrate the amount of annual compensation benefit payable on a normal retirement basis beginning at normal retirement age to a person in specified average salary and years-of-service classifications under the ENSERCH Retirement Plan and the TUC Retirement Plan, respectively. The amounts shown include the portion of the pension payable under the Income Restoration Plan and any annuities previously purchased in satisfaction of the Corporation's pension obligations.

   Covered compensation under the ENSERCH Retirement Plan includes base wages and annual performance-based bonuses under the Corporation's incentive performance plan. Covered compensation under the TUC Retirement Plan includes base wages and excludes bonuses, overtime and extraordinary payments. The normal pension benefit under the ENSERCH Retirement Plan is a monthly annuity guaranteed for ten years and life thereafter. The normal pension benefit under the TUC Retirement Plan is a monthly annuity for life. The accredited years of service as of February 28, 1998, for Messrs. Biegler, Hunter, Satterwhite, Pinkerton and Wentz under the ENSERCH Retirement Plan were 29, 2, 31, 9 and 2, respectively and the highest average covered compensation during any consecutive five-year period for each of them was $856,335, $483,986, $362,548, $278,600 and $163,113, respectively.
Messrs. Biegler, Hunter, Satterwhite, Pinkerton and Wentz each has less than one year of accredited service under the TUC Retirement Plan and average annual earnings attributable under the TUC Retirement Plan of $592,857, $320,004, $278,643, $225,000 and $195,000, respectively.

Employment and Change in Control Agreements and Other Arrangements

  TUC entered into employment agreements with Messrs. Biegler and Satterwhite, effective as the date of the Merger was consummated in August 1997, with terms of two years and which provide for minimum annual salaries of $600,000 in the case of Mr. Biegler and $282,000 in the case of Mr. Satterwhite and a minimum amount of incentive compensation for 1997 equal to $330,000 and $112,800, respectively. The employment agreement of Mr. Satterwhite also provides for the payment of retention bonuses of $141,000 and $282,000 upon the attainment of six and eighteen months, respectively, of employment after August 1997.

   Mr. Hunter, Mr. Pinkerton and certain other key employees of ENSERCH have entered into retention bonus arrangements, effective as of August 1997, pursuant to which ENSERCH will pay the employee a bonus equal to a percentage of the employee's current annual salary (typically 50% and 100%, respectively) upon the attainment of six and eighteen months of employment. Mr. Biegler was paid a retention bonus of $900,000 by ENSERCH for services up until the consummation of the Merger in August 1997.

   ENSERCH entered into change in control agreements with certain employees, including Messrs. Biegler, Hunter, Pinkerton and Satterwhite. As a result, if the employee is terminated or if, under certain circumstances, the employee resigns, within three years of a change in control, the employee will be entitled to a lump sum severance payment of up to three times the sum of the employee's base salary and target bonus (but not in excess of the aggregate base salary that could be earned up to the employee's normal retirement date), a prorated bonus in the year of termination, any unpaid balance and deferred compensation held in certain employee benefit plans, the value of any unexercised stock options, a three-year continuation of employee benefits, the equivalent of two years of service credit under the retirement program, and the reimbursement of certain legal fees, expenses and excise taxes. Shareholder approval of the Merger in November 1996 constituted a change in control under these agreements. Messrs. Biegler and Satterwhite agreed to modify their respective change in control agreements, pursuant to which ENSERCH paid them $2,790,000 and $805,502, respectively, during 1997 in lieu of certain rights under such agreements.

   In accordance with the terms of various stock option, incentive and deferred compensation plans of ENSERCH, the vesting or payment of certain benefits were accelerated by the Merger.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Security ownership of certain beneficial owners at February 28, 1998:

                                            Amount and Nature
                  Name and Address           of Beneficial       Percent
Title of Class    of Beneficial Owner         Ownership         of Class




Common Stock,      Texas Utilities Company   201,000 shares       100%
$0.01 par value,   Energy Plaza,              sole voting and
of ENSERCH         1601 Bryan Street         investment power
                   Dallas, Texas  75201



  Security ownership of  management at February 28, 1998:

  The following lists the common stock of TUC owned by the Directors and Executive Officers of ENSERCH. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at February 28, 1998. None of the named individuals own any of the preferred stock of ENSERCH or the preferred securities of any subsidiaries of ENSERCH.

                                         Number of Shares
                                -------------------------------------
                                 Beneficially    Deferred
     Name                           Owned          Plan *       Total


T. L. Baker                          8,575        18,752       27,327
David W. Biegler                    15,272             0       15,272
Barbara B. Curry                     2,444         3,612        6,056
H. Jarrell Gibbs                    14,323        23,494       37,817
Michael T. Hunter                    4,319             0        4,319
Michael J. McNally                  20,551        10,688       31,239
Erle Nye                            49,466        54,462      103,928
Jerry W. Pinkerton                   2,617             0        2,617
William T. Satterwhite               8,236             0        8,236
Melvin E. Wentz                         21             0           21
Robert A. Wooldridge                 5,955             0        5,955
                                 ---------      --------     --------
All Directors and Executive
Officers as a group (11)           131,779       111,008      242,787
                                 =========      ========     ========
_________________

* Share units held in deferred compensation accounts under the TUC Deferred and Incentive Compensation Plan. Although this plan allows such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of the TUC's common stock as do investments in actual shares of common stock.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  Robert A. Wooldridge, a Director of ENSERCH, is a partner in Worsham, Forsythe & Wooldridge, L. L. P., which provides legal services to ENSERCH.
                           15

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)Financial Statements (included in Appendix A to this report):

           Item                                                          Page

Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . A-2
Management's Discussion and Analysis of Financial Condition
   and Results of Operation . . . . . . . . . . . . . . . . . . . . . . A-3
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . A-9
Statements of Consolidated Income for each of the three
   years in the period ended December 31, 1997. . . . . . . . . . . . . A-10
Statements of Consolidated Cash Flows for each of the three
   years in the period ended December 31, 1997. . . . . . . . . . . . . A-11
Consolidated Balance Sheets, December 31, 1997 and 1996 . . . . . . . . A-12
Statements of Consolidated Common Stock Equity for each of
   the three years in the period ended December 31, 1997. . . . . . . . A-13
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . A-14

  The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.


(b)    Reports on Form 8-K:

       Reports on Form 8-K filed since September 30, 1997, are as follows:

       Date of Report              Item Reported

       January 6, 1998             Item 7. Financial Statements and Schedules


(c)    Exhibits:

<captions>

                   Previously Filed*

               With
               File                 As
Exhibits      Number               Exhibit                   Number                  Dated

2(a)          333-12391             2(a)       -    Amended and Restated Agreement and Plan of Merger, dated as of April 13, 1996, among Texas Utilities Company, ENSERCH
                                                    Corporation and TUC Holding Company.

2(b)          333-12391                        -    Form of Agreement and Plan of Distribution included as
                                                    Exhibit A to the Plan of Merger attached as Annex I to the
                                                    Corporation's Proxy Statement dated September 23, 1996.

<captions>

                      Previously Filed*

               With
               File                 As
Exhibits      Number               Exhibit                   Number                  Dated

3(a)          1-3183                3.1        -    Restated Articles of Incorporation of the Corporation.
              Form 10-K
              (1996)
3(b)          1-3183                3.2        -    Bylaws, as amended, of the Corporation.
              Form 10-K
              (1994)
4(a)                                           -    Agreement to furnish certain debt instruments.
4(b)          1-12833               4(kk)      -    Indenture (For Unsecured Debt Securities), dated as of January
1,            Form 10-K                             1998, between ENSERCH Corporation and The Bank of New
              (1997)                                York.
4(c)          1-12833               4(ll)      -    Officer's Certificate establishing the ENSERCH 6 1/4% Series A
              Form 10-K                             Reset Notes due January 1, 2003.
              (1997)
4(d)          1-12833               4(mm)      -    Officer's Certificate establishing the ENSERCH Remarketed
              Form 10-K                             Reset Notes due January 1, 2008.
              (1997)
4(e)          33-45688              4.2        -    Indenture, dated February 15, 1992, between ENSERCH
                                                    Corporation and The First National Bank of Chicago.
4(f)          1-12833               4(oo)      -    ENSERCH Corporation 7% Note due 1999, dated August 18,
              Form 10-K                             1992.
              (1997)
4(g)          1-12833               4(pp)      -    ENSERCH Corporation 8-7/8% Note due 2001, dated March 17,
              Form 10-K                             1992.
              (1997)
4(h)          1-12833               4(qq)      -    ENSERCH Corporation 6-3/8% Note due 2004, dated February 1,
              Form 10-K                             1994.
              (1997)
4(i)          1-12833               4(rr)      -    ENSERCH Corporation 7-1/8% Note due 2005, dated June 6,
              Form 10-K                             1995.
              (1997)
10(a)**       1-3183                10.5       -    Forms of trust agreements relating to compensation and
              Form 10-K                             supplemental retirement income arrangements executed by
              (1991)                                certain executive officers of the Corporation.
10(b)**       1-3183                10.6       -    ENSERCH Corporation 1981 Stock Option Plan, as amended.
              Form 10-K
              (1991)
10(c)**       1-3183                10.5       -    Forms of Change of Control Agreement executed by certain
              Form 10-K                             executive officers of the Corporation.
              (1996)
10(d)**       1-3183                10.6       -    ENSERCH Corporation, Lone Star Gas Company and Lone Star
              Form 10-K                             Pipeline Company, Lone Star Pipeline Company - Processing
              (1996)                                Division, and Power Group Performance Incentive Plans -
                                                    Calendar Year 1997.

                                           17

<captions>
                      Previously Filed*

               With
               File                 As
Exhibits      Number               Exhibit                   Number                  Dated

10(e)**      1-3183                 10.12      -     ENSERCH Corporation 1991 Stock Incentive Plan
             Form 10-K
             (1990)
10(f)**      1-3183                 10.8       -     ENSERCH Corporation Deferred Compensation Plan dated
             Form 10-K                               September 30, 1994  and  Amendment  No. 1  thereto dated
             (1996)                                  March 28, 1995, Amendment No. 2 dated January 1, 1996,
                                                     Amendment No. 3 dated September 23, 1996, Amendment No. 4
                                                     dated  November 6, 1996  and  Amendment  No. 5  dated
                                                     February 18, 1997.
10(g)**      1-3183                 10.9       -     ENSERCH Corporation Deferred Compensation Trust dated
             Form 10-K                               September 30, 1994, and Amendment No. 1 thereto effective
             (1996)                                  January 1, 1996.
10(h)**      1-3183                 10.10      -     ENSERCH Corporation Retirement Income Restoration Plan
             Form 10-K                               dated December 28, 1990, and Amendment No. 1 thereto dated
             (1996)                                  September 30, 1994, Amendment No. 1-A dated February 13, 1996, and Amendment No. 2 effective January 1, 1996.
10(i)**      1-3183                 10.11      -     ENSERCH Corporation Retirement Income Restoration Trust
             Form 10-K                               dated September 30, 1994 and Amendment No. 1 thereto
             (1996)                                  effective January 1, 1996.
10(j)        333-12391                         -     Form of Tax Allocation Agreement included as Exhibit B to the
                                                     Plan of Merger attached as Annex I to the Corporation's
                                                     Proxy Statement dated September 23, 1996.
10(k)        333-12391                         -     Form of Tax Assurance Agreement included as Exhibit C to the
                                                     Plan of Merger attached as Annex I to the Corporation's Proxy
                                                     Statement dated September 23, 1996.
12                                             -     Computation of Ratio of Earnings to Fixed Charges, and to
Fixed                                                Charges and Preferred Dividends.
21                                             -     Subsidiaries of the Corporation.
23                                             -     Independent Auditors' Consent for the Corporation.
27                                             -     Financial Data Schedule.

*   Incorporated herein by reference.

** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.
                                18


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ENSERCH Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENSERCH CORPORATION


Date: March 30, 1998             By:           /s/    ERLE NYE


                                       (Erle Nye, Chairman of the Board and
                                                    Chief Executive)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ENSERCH Corporation and in the capacities and on the date indicated.

Signature                                                    Title                          Date
/s/   ERLE NYE                                            Principal Executive
   (Erle Nye, Chairman of the Board and Chief Executive)  Officer

/s/ R. S. SHAPARD                                         Principal Financial
   (R. S. Shapard, Treasurer and Assistant Secretary)     Officer

/s/  JERRY W. PINKERTON                                   Principal Accounting Officer
    (Jerry W. Pinkerton, Vice President and Controller)

/s/   D. W. BIEGLER                                       Director
     (D. W. Biegler)

/s/   BARBARA CURRY                                       Director
     (Barbara Curry)

/s/   H. JARRELL GIBBS                                    Director                       March 30, 1998
     (H. Jarrell Gibbs)

/s/   MICHAEL J. McNALLY                                  Director
     (Michael J. McNally)

/s/   ROBERT A. WOOLDRIDGE                                Director
     (Robert A. Wooldridge)

                                     19

                                                                Appendix A


ENSERCH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)

INDEX TO FINANCIAL INFORMATION
December 31, 1997


                                                                          Page
Selected Financial Data.................................................. A-2
Management's Discussion and Analysis of Financial Condition and Results
 of Operation............................................................ A-3
Independent Auditors' Report............................................. A-9
Statements of Consolidated Income........................................ A-10
Statements of Consolidated Cash Flows.................................... A-11
Consolidated Balance Sheets.............................................. A-12
Statements of Consolidated Common Stock Equity........................... A-13
Notes to Consolidated Financial Statements............................... A-14

                      ENSERCH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                            SELECTED FINANCIAL DATA

                                                                                Predecessor
                                              -------------------------------------------------------------------------------
                              Period from     Period from
                              Acquisition     January 1,
                                Date to         1997 to                             Year Ended December 31,
                              December 31,    Acquisition   -----------------------------------------------------------------
                                  1997           Date                1996            1995            1994           1993
                             ------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Total assets -- end of year..   $3,236,784                         $2,721,142      $2,535,400      $2,640,573     $2,315,400
                                ==========                         ==========      ==========      ==========     ==========

Capitalization -- end of
 year
 Long-term Debt..............   $  646,796                         $  932,721      $  801,226      $  806,471     $  720,100
 Advances from Parent........      293,843                                 --              --              --             --
 Preferred Stock.............      175,000                            175,000         175,000         175,000        175,000
 Common Stock Equity.........      761,644                            743,391         719,182         726,187        647,600
                                ----------                         ----------      ----------      ----------     ----------
  Total......................   $1,877,283                         $1,851,112      $1,695,408      $1,707,658     $1,542,700
                                ==========                         ==========      ==========      ==========     ==========

Capitalization ratios -
 end of year
 Long-term Debt..............         34.5%                              50.4%           47.3%           47.2%          46.7%
 Advances from Parent........         15.6                                 --              --              --             --
 Preferred Stock.............          9.3                                9.4            10.3            10.3           11.3
 Common Stock Equity.........         40.6                               40.2            42.4            42.5           42.0
                                ----------                         ----------      ----------      ----------     ----------
  Total......................        100.0%                             100.0%          100.0%          100.0%         100.0%
                                ==========                         ==========      ==========      ==========     ==========

Sales Volumes:
 Gas distribution (million
  cubic feet):
  Residential................       33,417         52,891              83,054          76,896          76,741         86,324
  Commercial.................       20,996         33,162              52,265          48,765          49,013         53,023
  Industrial.................        2,094          3,148               7,380          13,566          15,251         16,899
  Electric generation........          463          4,179              11,199          11,023          10,983         12,377
                                ----------     ----------          ----------      ----------      ----------     ----------
   Total gas distribution....       56,970         93,380             153,898         150,250         151,988        168,623
                                ==========     ==========          ==========      ==========      ==========     ==========
 Pipeline transportation
  (million cubic feet).......      255,391        362,020             652,339         561,134         541,590        542,772
 Gas liquids (thousand
  barrels)...................        2,521          3,352               6,114           5,984           5,913          5,958
 Gas marketing (million
  cubic feet)................      292,264        223,207             315,332         419,243         488,415        306,675

Operating Revenues
 Gas distribution:
  Residential................   $  205,760     $  335,647          $  514,724      $  496,993      $  480,272     $  536,925
  Commercial.................      108,650        178,897             275,045         269,448         264,053        286,899
  Industrial.................        8,594         13,861              28,647          55,724          63,482         69,555
  Electric generation........        6,424         23,317              48,139          50,929          53,183         58,732
                                ----------     ----------          ----------      ----------      ----------     ----------
   Total gas distribution....      329,428        551,722             866,555         873,094         860,990        952,111

 Pipeline transportation.....       57,544         77,307             133,930         143,487         141,002        143,350
 Gas liquids.................       36,514         49,345              97,391          69,751          68,870         73,551
 Gas marketing...............      858,566        601,826             825,009         750,463         997,418        666,221
 Other.......................       41,952         83,628             134,140          85,600          80,922         85,138
 Less intercompany revenues..      (47,897)       (85,671)           (162,765)       (131,354)       (134,826)      (129,774)
                                ----------     ----------          ----------      ----------      ----------     ----------
  Total operating revenues...   $1,276,107     $1,278,157          $1,894,260      $1,791,041      $2,014,376     $1,790,597
                                ==========     ==========          ==========      ==========      ==========     ==========

Income (Loss) from
 Continuing Operations.......   $   (9,565)    $  (15,377)         $    9,751      $   21,362      $   (5,661)    $   22,260
                                ==========     ==========          ==========      ==========      ==========     ==========

Ratio of earnings to fixed
 charges.....................         0.66           0.58                1.31            1.46            0.82           1.52
Ratio of earnings to
 combined fixed charges and
 preferred dividends.........         0.57           0.49                1.01            1.18            0.58           1.18

Financial information of Predecessor for all periods prior to the Acquisition Date (August 5, 1997) have been restated to reflect the results of Enserch Exploration, Inc. and Lone Star Energy Plant Operations, Inc., as well as engineering and construction and environmental businesses, as discontinued operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS

   This report and other presentations made by ENSERCH Corporation (ENSERCH or the Corporation) contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although ENSERCH believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors that could cause the actual results of ENSERCH to differ materially from those projected in such forward-looking statement: (i) prevailing governmental policies and regulatory actions, including those of the Railroad Commission of Texas (RRC), acquisitions and disposal of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of natural gas and other commodities, (vi) unanticipated changes in interest rates or rates of inflation,
(vii) unanticipated changes in operating expenses and capital expenditures,
(viii) capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of various counterparties to meet their obligations with respect to ENSERCH's financial instruments, (xii) changes in technology used and services offered by ENSERCH and (xiii) significant changes in ENSERCH's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

   Any forward-looking statement speaks only as of the date on which such statement is made, and ENSERCH undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on, which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for ENSERCH to predict all of such factors, nor can the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement be assessed.

FINANCIAL CONDITION

Merger With TUC

   On August 5, 1997 (Merger Date or Acquisition Date), all of the common stock of ENSERCH Corporation was converted to common stock of Texas Utilities Company
(TUC), and ENSERCH became a wholly-owned subsidiary of TUC. ENSERCH shareholders received .225 share of TUC common stock for each share of ENSERCH. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO) were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in New EEX, which was represented by approximately 105 million shares of New EEX common stock with a carrying value of $583 million. In the distribution, which was tax free to the recipients, ENSERCH shareholders of record on August 4, 1997 received approximately 1.5 shares of New EEX common stock for each share of ENSERCH common stock owned. ENSERCH's financial statements for all periods presented have been restated to reflect EEX and LSEPO as discontinued operations. ENSERCH's discontinued operations also include its engineering and construction and environmental businesses, the principal assets of which were sold in prior years. On December 31, 1997, ENSERCH sold to Texas Energy Industries, Inc., a wholly-owned subsidiary of TUC, at net book value, the group of companies which had constituted its power development and international gas distribution operations. As a result, ENSERCH is no longer engaged in these activities. The sale was effected in order to strengthen the Corporation's financial position by relieving it of certain indebtedness as well as its obligation to make capital expenditures in the future. For accounting purposes, the sale was considered to be a merger of commonly controlled companies, accordingly, it was reflected effective as of the Merger Date. Operating results for periods following the Merger Date exclude these operations.

   TUC accounted for its acquisition of ENSERCH as a purchase, and push down accounting has been applied, with the result that purchase accounting adjustments have been reflected in the financial statements of ENSERCH and its subsidiaries for the period subsequent to August 5, 1997. Financial statements for periods prior to that date were prepared using ENSERCH's historical basis of accounting and are designated as "Predecessor". For purposes of the discussion of operating results provided herein, the financial information of the Predecessor for the 1997 periods prior to the Merger Date have been combined with the post-merger 1997 financial information. The business operations of ENSERCH were not significantly changed as a result of the merger, and post-merger and pre-merger operating results, except as noted in the discussion, are comparable.

Capital Expenditures

   The primary capital expenditures of the Corporation and its subsidiaries in 1997 and as estimated for 1998 through 2000 are as follows:

                1997..........................  $119,000,000
                1998..........................   143,000,000
                1999..........................   133,000,000
                2000..........................   140,000,000

   The planned expenditures are expected to be funded from internal cash flows, borrowings under credit lines or advances from TUC.

Liquidity and Financial Resources

   Continuing operations used cash of $12.2 million for operating activities in 1997 compared with providing cash of $105.0 million in 1996 and $127.8 million in 1995. Changes in operating assets and liabilities used cash of $71.0 million in 1997 and $15.3 million in 1995 but provided cash of $16.0 million in 1996.

   Discontinued exploration and production operations used cash of $21.8 million in 1997 compared with providing cash of $19.6 million and $37.6 million in 1996 and 1995, respectively. The discontinued engineering and construction operations used cash of $12.2 million in 1997, $5.0 million in 1996 and $28.1 million in 1995.

   Investing activities required $125.6 million in 1997 versus $176.4 million in 1996 and $120.1 million in 1995. Capital spending in 1997 was about 10% lower than in 1996 but 11% greater than in 1995. Also, investments in unconsolidated affiliates provided cash in 1997 but required significant cash in 1996. Other investing activities used cash of $14.3 million in 1997 and $.9 million in 1995 versus providing cash of $8.6 million in 1996.

   Total capitalization at December 31, 1997 was $1.9 billion, up slightly from year-end 1996. Common stock equity as a percentage of total capitalization was 40.6% at December 31, 1997 compared with 40.2% at year-end 1996.

   Shortly after the merger with TUC, ENSERCH's commercial paper program and bank lines in the form of a revolving credit agreement were discontinued. ENSERCH retired $204.5 million of commercial paper outstanding at the Merger Date and $260.4 million of long-term debt outstanding under the credit agreement, using advances from TUC to fund the retirements. In December 1997, TUC purchased additional shares of ENSERCH common stock for $200 million. These funds were used to reduce borrowings from TUC.

   In January 1998, ENSERCH issued $125 million of 6 1/4% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008 with a variable interest rate (5.82% at date of issuance). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. Also in January, the Series E Adjustable

Rate Preferred Stock was redeemed at 100% of its liquidation price plus accrued and unpaid dividends. On February 25, 1998, the Corporation called for redemption the 6 3/8% Convertible Subordinated Debentures. ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $250 million aggregate principal amount of securities currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

   At December 31, 1997, TUC, Texas Utilities Electric Company, a wholly-owned indirect subsidiary of TUC, and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570 million outstanding at any time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330 million outstanding at any time at variable interest rates and terminates April 24, 2002. ENSERCH borrowings under both facilities are limited to an aggregate of $650 million outstanding at any time. ENSERCH borrowings under these facilities will be used for working capital and other needs. At December 31, 1997, ENSERCH had no borrowings under these facilities.

Quantitative and Qualitative Disclosure About Market Risk

   The Corporation's market risk exposure is primarily a result of changes in interest rates and commodity price exposures. Derivative instruments including options, swaps, futures and other contractual commitments are used to reduce and manage a portion of those risks. With the exception of the marketing activities of a subsidiary, Enserch Energy Services, Inc. (EES), the Corporation's participation in derivative transactions is designated for hedging purposes; derivative instruments are not held or issued for trading purposes.

   CREDIT RISK -- Credit risk relates to the risk of loss that the Corporation would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Corporation maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. The Corporation does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. The Corporation believes the risk of nonperformance by counterparties is minimal.

  INTEREST RATE MARKET RISK -- The table below provides information concerning the Corporation's financial instruments as of December 31, 1997 that are sensitive to changes in interest rates, which consist only of debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                                                                        Expected Maturity Date
                                                 ---------------------------------------------------------------------
                                                                                             There-               Fair
                                                  1998     1999    2000     2001     2002     after     Total    Value
                                                 ------   ------   -----   ------   ------   -------   -------   ------

                                                                      Millions of Dollars
Long-term Debt (including current maturities)
    Fixed Rate.................................  $  --   $150.0   $  --   $100.0    $90.8    $306.0    $646.8   $649.1
    Average interest rate......................     --     7.00%     --     8.88%    6.38%     6.62%     7.02%      --

  ENERGY MARKETING MARKET RISK -- As part of its natural gas marketing activities, EES enters into forward contracts that principally involve physical delivery of natural gas and derivative financial instruments, including options, swaps, futures and other contractual arrangements to offset price risks of gas supply. These activities involve price commitments into the future and, therefore, give rise to market risk. EES applies mark-to-market accounting to its business activities. At December 31, 1997, natural gas marketing operations had net commitments to sell approximately 50.6 billion cubic feet (Bcf) of natural gas through the year 2003 with offsetting net financial positions to purchase approximately 61.3 Bcf.

   EES has performed a sensitivity analysis to estimate its exposure to market risk of its commodity and related financial commitments. The exposure for fixed price natural gas purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. EES uses market-implied volatilities to determine its exposure to volatility risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors which may differ from actual results. Using 15%, the most adverse change in fair value at December 31, 1997 as a result of this analysis, was a reduction of $1.1 million. For additional information regarding derivative instruments, see Note 7 to Consolidated Financial Statements.

Regulation and Rates

   In October 1996, Lone Star Pipeline Company, a division of ENSERCH (Lone Star Pipeline), filed a request with the RRC to increase the rate it charges Lone Star Gas Company, a division of ENSERCH (Lone Star Gas), to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas. Lone Star Gas also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates previously in effect were set by the RRC in 1982. In September 1997, the RRC issued an order reducing the charges by Lone Star Pipeline to Lone Star Gas for storage and transportation services. In that order, the RRC did authorize separate charges for the Lone Star Pipeline storage and transportation services, a separate charge by Lone Star Gas for the cost of aggregating gas supplies, and a continuation of the 100% flow through of purchased gas expense. The RRC also imposed some new criteria for affiliate gas purchases and a new reconciliation procedure that will require a review of purchased gas expenses every three years. The RRC order has become final, but is being appealed by several parties including Lone Star Pipeline and Lone Star Gas. The rates authorized by the order became effective on December 1, 1997, and will result in an annual margin reduction of approximately $8.2 million.

   On August 20, 1996, the RRC ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of Lone Star Gas' historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the NARUC account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, is pending RRC action on the basis of a stipulation of all parties. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. If the motion for summary disposition is denied, a hearing has been scheduled to begin in August 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to determine the ultimate outcome of the inquiry.

RESULTS OF OPERATION

   For purposes of the discussion of operating results provided herein, the financial information of the Predecessor for the 1997 periods prior to the Merger Date have been combined with the post-merger 1997 financial information. The business operations of ENSERCH were not significantly changed as a result of the merger, and post-merger and pre-merger operating results, except as noted in the discussion, are comparable.

   For the year ended December 31, 1997, ENSERCH had a loss from continuing operations of $24.9 million compared with income of $9.8 million in 1996 and
income of $21.4 million in 1995.   The 1997 results were reduced by a first
quarter $8.6 million pretax, $5.6 million after-tax, provision for a credit Lone Star Gas made voluntarily to its customers, and were improved by third quarter income of $12.5 million pretax, $8.1 million after-tax, from the sale of interests in cogeneration projects. Also, results for 1997 were reduced by merger-related expenses, which totaled $25.1 million pretax, $21.3 million after-tax, and the amortization of goodwill of $8.1 million arising from the merger with TUC.

   Consolidated revenues for 1997 were $2.6 billion compared with $1.9 billion for 1996 and $1.8 billion for 1995. The higher revenues reflect an increase of $.6 billion in gas marketing revenues. (The table of Selected Financial Data provides additional information on revenues.) Gas purchased for resale increased from $1.3 billion in 1996 to $2.0 billion in 1997, reflecting the increase in natural gas marketing activity. Operating income was $66.7 million in 1997 compared with $105.1 million in 1996 and $100.1 million in 1995. Operating income from natural gas gathering and processing operations decreased $12 million in 1997 from 1996 but increased $18 million in 1996 from 1995. Fluctuations in natural gas liquids (NGL) demand, price volatility for NGL products and natural-gas feedstock costs are the major factors that influence financial results in the NGL processing business. Lone Star Pipeline operating income increased $10 million in 1997 from 1996 but decreased $3 million in 1996 from 1995. The higher results in 1997, which were after a voluntary refund of $8.6 million made prior to the Merger to residential and commercial customers, were primarily attributable to lower operating and maintenance expenses and lower costs of gas lost in transmission, while the decline from 1995 to 1996 was principally due to higher operating and maintenance expenses. Lone Star Gas operating income decreased $15 million in 1997 from 1996 after increasing $15 million in 1996 from 1995. The 1997 decline from 1996 was primarily due to higher operating and maintenance expenses. Results for 1996 were improved from 1995 because of the higher volume of residential and commercial sales, which have the highest margins. Natural gas marketing activities reported an increased operating loss of $32 million in 1997 from 1996 and an increased loss of $12 million in 1996 from 1995. Those losses were the result of low margins, inadequate systems infrastructure and costs associated with new systems that were implemented around year-end 1997. Natural gas marketing operations are expected to be profitable in 1998. Power development income (prior to the transfer of these operations to a TUC affiliate effective with the Merger) improved $16 million in 1997 mostly due to the income from the sale of interests in projects. The Corporation's 1997 operating results also include $8.1 million of amortization of goodwill resulting from the Merger.

   Other income (deductions) - net in 1997 included $2.4 million in gains from the sale of cogeneration plants. Other amounts consisted principally of gains on disposals of assets and interest income, less losses from unconsolidated affiliates.

   Interest charges for 1997 were $76.3 million compared with $76.7 million in 1996 and $71.4 million in 1995. Interest charges for 1997 included $10.7 million related to advances from TUC.

   The extraordinary loss in 1996 of $2.1 million represented a premium incurred in connection with the prepayment of ENSERCH's 9.06% Notes to facilitate the merger with TUC.

   For the year ended December 31, 1997, there was a loss from discontinued operations of $224.7 million which included a $236 million after-tax impact of a write-down of the carrying value of EEX's oil and gas properties due to the U.S. cost center ceiling limitation at March 31, 1997, and a $9.7 million ($14.9 million pre-tax) provision for estimated costs and expenses to wind-up engineering and construction operations. For the years 1996 and 1995, discontinued operations had income of $11.4 million and a loss of $8.3 million, respectively. (See Note 12 to consolidated financial statements.)

CHANGES IN ACCOUNTING STANDARDS

   Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," (SFAS 130) will become effective in 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

   SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Corporation is currently determining its reportable segments.

   The adoption of SFAS 130 and SFAS 131 will not affect the Corporation's consolidated financial position, results of operations or cash flows.

YEAR 2000 ISSUES

   Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or produce erroneous data by or at the Year 2000. The Year 2000 issues affect virtually all companies and organizations.

   As a result of the Merger, many of the Corporation's existing computer applications and systems will be migrated to existing or planned TUC systems. TUC began its Year 2000 initiative in 1996 by addressing mainframe-based application systems. In early 1997, an infrastructure project to address information technology (IT) related equipment and systems software was begun.
In late 1997, a corporate-wide project to address Year 2000 issues related to embedded systems such as process controls for energy production and delivery and client-developed applications was begun. Most of the ENSERCH mainframe applications, infrastructure, embedded systems and client-developed applications that will not be migrated to existing or planned TUC systems have been incorporated into these projects. These projects extend beyond the TUC organization in an effort to also work with key vendors, service suppliers and others so that TUC and ENSERCH can appropriately prepare for Year 2000.

   The remediation and replacement work on the majority of IT application systems and infrastructure are expected to be completed by the end of 1998.
Much of the work on the TUC Year 2000 project is expected to be completed by the end of 1998, although the project will extend into 1999. Based on present assessments of the IT and infrastructure projects, a cost of $11.25 million for TUC was estimated. ENSERCH will be billed for its share of the costs. The TUC costs are being expensed as incurred over the four-year period (1996 through 1999) covered by the projects. Assessment of the cost of the TUC Year 2000 project is in the early stages.

INDEPENDENT AUDITORS' REPORT

ENSERCH Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of ENSERCH Corporation and subsidiaries (the Corporation) as of December 31, 1997 and also 1996 (Predecessor Company balance sheet), and the related statements of consolidated income, cash flows and common stock equity for the period from August 5, 1997 (acquisition date) to December 31, 1997, and the period from January 1, 1997 to the acquisition date and for each of the two years in the period ended December 31, 1996 (Predecessor Company Operations). These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ENSERCH Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the period from the acquisition date to December 31, 1997, the period from January 1, 1997 to the acquisition date and for the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 24, 1998

                      ENSERCH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                       STATEMENTS OF CONSOLIDATED INCOME


                                                                                Predecessor
                                                                ----------------------------------------------
                                                                  Period From
                                                 Period From    January 1, 1997          Year Ended
                                                 Acquisition          To                 December 31,
                                                   Date to        Acquisition  -------------------------------
                                              December 31, 1997      Date            1996            1995
                                              ------------------  -----------  ----------------  -------------
                                                                    Thousands of Dollars

OPERATING REVENUES..........................         $1,276,107   $1,278,157        $1,894,260     $1,791,041
                                                     ----------   ----------        ----------     ----------

OPERATING EXPENSES
     Gas purchased for resale...............          1,052,658      941,626         1,316,137      1,260,191
     Operation and maintenance..............            150,569      209,596           348,830        313,633
     Depreciation and amortization..........             29,720       33,693            53,802         48,272
     Gross receipts taxes...................             12,312       29,134            43,212         41,415
     Payroll, ad valorem and other taxes....             11,024       17,224            27,186         27,479
                                                     ----------   ----------        ----------     ----------

           Total operating expenses.........          1,256,283    1,231,273         1,789,167      1,690,990
                                                     ----------   ----------        ----------     ----------

OPERATING INCOME............................             19,824       46,884           105,093        100,051
MERGER RELATED EXPENSES.....................                 --      (25,135)           (6,790)            --
OTHER INCOME (DEDUCTIONS) -- NET............                881        2,799            (1,575)         4,106
INTEREST CHARGES............................            (31,755)     (44,537)          (76,700)       (71,380)
                                                     ----------   ----------        ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES...........            (11,050)     (19,989)           20,028         32,777
INCOME TAX EXPENSE (BENEFIT)................             (1,485)      (4,612)           10,277         11,415
                                                     ----------   ----------        ----------     ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS....            ( 9,565)     (15,377)            9,751         21,362
INCOME (LOSS) FROM DISCONTINUED OPERATIONS..                 --     (224,691)           11,387         (8,309)
EXTRAORDINARY LOSS ON EXTINGUISHMENT
     OF DEBT................................                 --           --            (2,096)            --
                                                     ----------   ----------        ----------     ----------

NET INCOME (LOSS)...........................             (9,565)    (240,068)           19,042         13,053
PREFERRED STOCK DIVIDENDS...................              4,677        6,725            11,339         11,690
                                                     ----------   ----------        ----------     ----------
NET INCOME (LOSS) AVAILABLE FOR COMMON
      STOCK.................................         $  (14,242)  $ (246,793)       $    7,703     $    1,363
                                                     ==========   ==========        ==========     ==========



See Notes to Consolidated Financial Statements.

                      ENSERCH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                              Predecessor
                                                               -------------------------------------
                                                               Period From
                                                 Period From   January 1,
                                                 Acquisition     1997             Year Ended
                                                   Date to        To              December 31,
                                                 December 31, Acquisition --------------------------
                                                    1997         Date         1996          1995
                                                 -----------  ----------  ------------  ------------
                                                                Thousands of Dollars
CASH FLOWS -- OPERATING ACTIVITIES
  Income (loss) from continuing operations....   $  (9,565)  $ (15,377)    $   9,751      $  21,362
  Adjustments to reconcile income (loss) from
    continuing operations to cash provided by
    operating activities:
    Depreciation and amortization.............      29,720      33,693        53,802         48,272
    Deferred income-tax expense (benefit).....      18,718      (8,803)        5,317          5,043
    Recoveries of gas-purchase contract
      settlements.............................         318          27         7,926         51,297
    Other.....................................       4,587       5,503        12,224         17,161
    Changes in operating assets and liabilities
      Accounts receivable.....................    (340,758)    132,763      (101,288)       (13,456)
      Other current assets....................      22,683      33,529       (24,995)       (24,029)
      Accounts payable
        Affiliates............................       4,926          --            --             --
        Other.................................     279,756    (148,859)       98,148         10,960
      Other current liabilities...............     (33,737)     (8,194)       44,121         11,209
      Gas marketing risk management assets and
        liabilities...........................     (13,142)         --            --             --
                                                 ---------   ---------     ---------      ---------
        Cash provided by (used for) operating
          activities..........................     (36,494)     24,282       105,006        127,819
                                                 ---------   ---------     ---------      ---------
CASH FLOWS -- INVESTING ACTIVITIES
  Additions to property, plant and equipment..     (56,690)    (62,074)     (132,262)      (106,854)
  Sales and retirements of property, plant
    and equipment.............................        (250)        171         6,863          5,132
  Investments in unconsolidated affiliates....         188      12,267       (59,627)        (8,785)
  Sale of subsidiaries to an affiliated
    company...................................      (4,891)         --            --             --
  Purchases of businesses, net of cash
    acquired..................................          --          --            --         (8,762)
  Other.......................................      (4,777)     (9,539)        8,605           (875)
                                                 ---------   ---------     ---------      ---------
      Cash used for investing activities......     (66,420)    (59,175)     (176,421)      (120,144)
                                                 ---------   ---------     ---------      ---------
CASH FLOWS -- FINANCING ACTIVITIES
  Change in commercial paper and other
    short-term borrowings.....................    (198,473)     66,540       (49,000)        32,759
  Advances from parent........................     382,641          --            --             --
  Issuance of senior long-term debt...........          --     100,000       160,000        150,000
  Debt issuance costs.........................          --          --          (786)          (944)
  Borrowings under revolving credit agreement.          --          --        25,000             --
  Retirement of senior long-term debt.........    (269,335)   (100,784)      (66,960)      (162,677)
  Change in assignments of future gas purchase
    credits...................................          --          --            --        (17,191)
  Issuance of common stock
    Parent....................................     200,000          --            --             --
    Other.....................................          --       3,757        27,678          4,408
  Cash dividends paid.........................      (5,728)    (12,771)      (25,144)       (25,401)
  Other.......................................          --          (7)       (3,289)          (702)
                                                 ---------   ---------     ---------      ---------
    Cash from (used for) financing activities.     109,105      56,735        67,499        (19,748)
                                                 ---------   ---------     ---------      ---------
CASH PROVIDED BY (USED FOR) DISCONTINUED
  OPERATIONS
  Exploration and production..................          --     (21,773)       19,636         37,636
  Engineering and construction................      (6,564)     (5,641)       (5,001)       (28,102)
                                                 ---------   ---------     ---------      ---------
    Cash from (used for) Discontinued
      Operations..............................      (6,564)    (27,414)       14,635          9,534
                                                 ---------   ---------     ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS.......        (373)     (5,572)       10,719         (2,539)
CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE      12,143      17,715         6,996          9,535
                                                 ---------   ---------     ---------      ---------
CASH AND EQUIVALENTS -- ENDING BALANCE........   $  11,770   $  12,143     $  17,715      $   6,996
                                                 =========   =========     =========      =========

See Notes to Consolidated Financial Statements.

                      ENSERCH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                     Predecessor
                                                                     -----------
                                                               December 31,
                                                         -----------------------
                                                             1997         1996
                                                         ----------    ---------
                                                             In thousands
ASSETS
Current Assets
  Cash and cash equivalents.........................     $   11,770   $   17,715
  Accounts receivable...............................        506,284      350,535
  Gas marketing risk management assets..............        365,650           --
  Gas stored underground............................        114,244      119,178
  Deferred income taxes.............................         22,663       20,683
  Other.............................................         35,094       88,989
                                                         ----------   ----------
        Total current assets........................      1,055,705      597,100
                                                         ----------   ----------

Investments.........................................         37,041      113,771
                                                         ----------   ----------
Net Investment in Discontinued Exploration and
 Production Operations..............................             --      798,229
                                                         ----------   ----------

Property, Plant and Equipment.......................      1,200,864    1,942,528
   Less accumulated depreciation and amortization...         24,669      787,205
                                                         ----------   ----------
        Net property, plant and equipment...........      1,176,195    1,155,323
                                                         ----------   ----------

Goodwill (net of accumulated amortization:
     1997 -- $8,113,000; 1996 -- $901,000)..........        791,401        8,740
                                                         ----------   ----------
Other Assets
    Unamortized regulatory assets for pension and
     other postretirement benefits..................         52,336           --
    Deferred income taxes...........................         69,267       26,306
    Other...........................................         54,839       21,673
                                                         ----------   ----------
        Total other assets..........................        176,442       47,979
                                                         ----------   ----------

        Total.......................................     $3,236,784   $2,721,142
                                                         ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Commercial paper and short-term bank loans.......     $    6,067   $  138,000
   Current portion of long-term debt................             --        1,598
   Accounts payable
        Affiliates..................................          4,926           --
        Other.......................................        491,645      393,097
   Gas marketing risk management liabilities........        357,044           --
   Other current liabilities........................        115,030      152,458
   Liabilities for discontinued engineering and
    construction operations.........................         12,932       17,933
                                                         ----------   ----------
        Total current liabilities...................        987,644      703,086
                                                         ----------   ----------

Advances from Parent................................        293,843           --
                                                         ----------   ----------

Long-term Debt......................................        646,796      932,721
                                                         ----------   ----------
Other Liabilities
   Pension and other postretirement benefits........        165,514       48,075
   Deferred income taxes............................         10,498       13,888
   Other............................................        195,845      104,981
                                                         ----------   ----------
        Total other liabilities.....................        371,857      166,944
                                                         ----------   ----------

Commitments and Contingent Liabilities (Note 10)....

Shareholders' Equity
   Adjustable rate preferred stock..................        175,000      175,000
   Common stock equity..............................        761,644      743,391
                                                         ----------   ----------
        Shareholders' equity........................        936,644      918,391
                                                         ----------   ----------

        Total.......................................     $3,236,784   $2,721,142
                                                         ==========   ==========

See Notes to Consolidated Financial Statements.

                      ENSERCH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                 STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY

                                                                                                               Predecessor
                                                                                                   ---------------------------------
                                                                                                   Period From
                                                                                    Period From    January 1,
                                                                                    Acquisition       1997          Year Ended
                                                                                      Date to          To           December 31,
                                                                                    December 31,   Acquisition  -------------------
                                                                                        1997          Date       1996       1995
                                                                                    ------------   -----------  --------   --------
                                                                                                      (In thousands)
COMMON STOCK -- authorized 100 million shares
  Balance at beginning of period ...............................................      $     --           703    $304,897   $303,301
       Issuance of common stock to parent (2,000,000 shares) ...................             2            --          --         --
       Issued for stock plans (0; 215,000; 1,764,000; and 358,000 shares) ......            --             2       7,363      1,596
       Reclassify par value of common stock canceled at
         acquisition date ......................................................            --          (705)         --         --
       Change in par value to $.01 from $4.45 per share ........................            --            --    (311,557)        --
                                                                                      --------     ---------   ---------   --------
  Balance at end of period (par value: $.01; $.01; $.01; and $4.45 per share -
       outstanding shares: 201,000; 1,000; 70,280,000; and 68,516,000) .........             2            --         703    304,897
                                                                                      --------     ---------   ---------   --------
PAID IN CAPITAL
     Balance at beginning of period ............................................       579,126       672,775     338,857    334,672
          Issuance of common stock to parent ...................................       199,998            --          --         --
          Excess of proceeds over par value of
            common stock issued for stock plans ................................            --         3,755      21,794      3,866
          Dividends declared ...................................................        (4,677)       (9,202)         --         --
          Change in par value of common stock ..................................            --            --     311,557         --
          Other ................................................................        (3,240)           --         567        319
          Distribution of EEX to common shareholders ...........................            --      (582,574)         --         --
          Reclassify common stock and accumulated loss at acquisition date .....            --      (172,205)         --         --
          Purchase accounting adjustments ......................................            --      (132,937)         --         --
                                                                                      --------     ---------   ---------   --------
             Subtotal ..........................................................       771,207      (220,388)    672,775    338,857
          Excess of purchase price over paid in capital at acquisition date.....            --       799,514          --         --
                                                                                      --------     ---------   ---------   --------
     Balance at end of period ..................................................       771,207       579,126     672,775    338,857
                                                                                      --------     ---------   ---------   --------
RETAINED EARNINGS
     Balance at beginning of period ............................................            --        70,774      76,941     89,054
          Net income (loss) ....................................................        (9,565)     (240,068)     19,042     13,053
          Dividends declared ...................................................            --        (3,616)    (25,209)   (25,162)
          Reclassify accumulated loss at acquisition date ......................            --       172,910          --         --
          Other ................................................................            --            --          --         (4)
                                                                                      --------     ---------   ---------   --------
     Balance at end of period ..................................................        (9,565)           --      70,774     76,941
                                                                                      --------     ---------   ---------   --------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
     Balance at beginning of year ..............................................            --          (861)         --         --
          Change during the year ...............................................            --            76      (1,325)        --
          Deferred income tax effects ..........................................            --           (27)        464         --
          Purchase accounting adjustments ......................................            --           812          --         --
                                                                                      --------     ---------   ---------   --------
     Balance at end of period ..................................................            --            --        (861)        --
                                                                                      --------     ---------   ---------   --------
UNAMORTIZED RESTRICTED STOCK COMPENSATION
     Balance at beginning of period ............................................            --            --      (1,513)      (840)
          Shares granted .......................................................            --            --      (1,284)      (865)
          Cancellations ........................................................            --            --          --         64
          Market valuation adjustments .........................................            --            --         (73)      (332)
          Amortization .........................................................            --            --       2,870        460
                                                                                      --------     ---------   ---------   --------
     Balance at end of period ..................................................            --            --          --     (1,513)

                                                                                      --------     ---------   ---------   --------

COMMON STOCK EQUITY ............................................................      $761,644     $ 579,126   $ 743,391   $719,182
                                                                                      ========     =========   =========   ========

See Notes to Consolidated Financial Statements.

                     ENSERCH CORPORATION AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS , MERGERS AND DISPOSITIONS

    ENSERCH Corporation (ENSERCH or the Corporation) is an integrated company focused on natural gas. Substantially all of its business operations consist of the gathering, processing, transmission, distribution and marketing of natural gas. Businesses and subsidiaries of ENSERCH include Lone Star Gas Company
(Lone Star Gas), a gas distribution company in Texas, serving over 1.35 million customers and providing service through over 23,800 miles of distribution mains; Lone Star Pipeline Company (Lone Star Pipeline), which has approximately 7,600 miles of gathering and transmission pipeline in Texas; and subsidiaries engaged in natural gas processing (Enserch Processing, Inc.) and natural gas marketing (Enserch Energy Services, Inc.).

    On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions between Texas Utilities Company (TUC) and ENSERCH were completed. All of the common stock of ENSERCH was converted into common stock of TUC, and ENSERCH became a wholly-owned subsidiary of TUC. ENSERCH shareholders became entitled to receive .225 share of TUC common stock for each share of ENSERCH. At the effective time of the merger, each of the 1,000 outstanding shares of common stock of ENSERCH Merger Corp. (a transitory corporation organized to facilitate the merger transaction and owned by TUC) was converted to one share of ENSERCH Corporation Common Stock, (ENSERCH common stock). All of the shares of ENSERCH common stock outstanding prior to the effective time of the merger were converted to shares of TUC and, upon conversion, were canceled and ceased to exist. Accordingly, upon completion of the merger the outstanding common stock of ENSERCH consisted of 1,000 shares, par value $0.01 per share, all of which were owned by TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of the Corporation, were merged to form a new company (New
EEX), and ENSERCH distributed to its common shareholders its ownership interest in these businesses, which was represented by approximately 105 million shares of New EEX common stock with a carrying value of $583 million. In the distribution, which was tax free to recipients, ENSERCH shareholders of record on August 4, 1997 received approximately 1.5 shares of New EEX common stock for each share of ENSERCH common stock owned.

    The value of the TUC shares issued and costs incurred by TUC in connection with the acquisition of ENSERCH aggregated $579 million. TUC accounted for its acquisition of ENSERCH as a purchase, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of ENSERCH and its subsidiaries for the period subsequent to August 5, 1997. The financial statements of ENSERCH for the periods ended before August 5, 1997, were prepared using ENSERCH's historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of forty years.

    The Predecessor financial statements for all periods presented have been restated to reflect EEX and LSEPO as a discontinued operation. The historical financial statements of ENSERCH reflect certain reclassifications made to conform to TUC's presentation style. On December 31, 1997, ENSERCH sold, to another subsidiary of TUC, at net book value, the group of companies which had constituted the Corporation's power development and international gas distribution operations. For financial reporting purposes, the sale was deemed to have occurred on August 5, 1997. Prior periods were not restated to reflect the sale.

    The fair value of the assets and liabilities of ENSERCH's rate-regulated natural gas utility business (conducted through its Lone Star Gas Company and Lone Star Pipeline Company divisions) is considered to be equivalent to the historical basis of accounting and accordingly, no adjustment has been made to the carrying value. The excess of the consideration paid by TUC over the estimated fair value of the assets and liabilities of ENSERCH at the merger date was approximately $800 million and is reflected as goodwill in the ENSERCH balance sheet as of December 31, 1997. The process of determining the fair value of assets and liabilities at the merger date is continuing, and the final result awaits the resolution of income tax and other contingencies and finalization of certain estimates. The following table summarizes the changes made to the accounts of ENSERCH as of August 5, 1997 as a result of the merger and application of push down accounting.


                                                          Purchase Accounting
                                                              Adjustments
                                                          --------------------
                                                          Thousands of Dollars

             Investments                                         $ (4,730)
             Net property, plant and equipment                    (35,357)
             Goodwill                                             791,386 *
             Other assets                                          57,794
                                                                 --------
               Total assets                                      $809,093
                                                                 ========

             Current liabilities                                 $  9,732
             Long-term debt                                         8,299
             Deferred income taxes                                (45,728)
             Pension and other postretirement benefits            125,892
             Other liabilities                                     43,509
             Shareholders' equity                                 667,389
                                                                 --------
               Total liabilities and equity                      $809,093
                                                                 ========

  * Net of write-off of a premerger goodwill balance of $8,128 thousand.


   The following is a summary of unaudited pro forma results of operations assuming the distribution to shareholders and the Merger with TUC had occurred at the beginning of the periods presented.

                                          Year Ended December 31,
                                         -------------------------
                                             1997         1996
                                         ------------  -----------
                                           Thousands of Dollars
   Revenues............................   $2,553,564   $1,887,774
   Operating income....................       62,318       86,710
   Income (loss) before income taxes...      (12,034)      10,945
   Income taxes (benefit)..............         (235)      11,816
   Net income (loss)...................      (11,799)        (871)
   Net loss after preferred dividends..      (23,201)     (12,210)

   On June 29, 1995, ENSERCH purchased the principal operating assets of a nonregulated marketer of natural gas for approximately $9 million in cash, including some $8 million of cost in excess of net assets acquired. The acquisition was accounted for as a purchase. The goodwill was written off as a purchase adjustment in connection with the merger with TUC. Operations of the acquired company are included in the accompanying consolidated financial statements from the date of acquisition.

   Effective June 30, 1995, the Corporation exchanged 1,204,098 shares of ENSERCH common stock for 100% of the outstanding shares of a company, which, through its subsidiary, is a marketer of natural gas and natural-gas services. The transaction was accounted for as a pooling-of-interests.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

   Consolidation -- The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation. Investments in significant unconsolidated affiliates are accounted for by the equity method.

   System of Accounts and Other Policies -- Lone Star Gas and Lone Star Pipeline are subject to the accounting requirements prescribed by the National Association of Regulatory Utility Commissioners (NARUC).

   Use of Estimates -- The preparation of the Corporation's consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered by the consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

   Revenue Recognition -- The city gate rate for the cost of gas Lone Star Gas ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas (RRC) and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The rates Lone Star Gas charges it residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jurisdiction. Lone Star Gas records revenues on the basis of cycle meter readings throughout the month and accrues revenues for gas delivered from the meter reading dates to the end of the month. Gas stored underground is valued at average cost. The rate Lone
Star Pipeline charges to Lone Star Gas for transportation and storage of gas ultimately consumed by residential and commercial customers is established by the RRC.

   Depreciation of Property, Plant and Equipment -- The pipeline and distribution systems are depreciated by the straight line method over the useful life of the asset; approximately 30 to 40 years from original acquisition, respectively.

   Energy Marketing Activities -- The Corporation, through its natural gas marketing subsidiary, Enserch Energy Services, Inc. (EES), is a marketer of natural gas and natural gas services. As part of these business activities, EES enters into a variety of transactions, including forward contracts principally involving physical delivery of natural gas and derivative financial instruments, including options, swaps, futures and other contractual arrangements. The derivative transactions are concentrated with established energy companies and major financial institutions. Concurrent with the Merger, EES conformed its accounting for such activities to the mark-to-market accounting method of valuing and recognizing earnings from firm contractual commitments to purchase and sell natural gas in the future and from its portfolio of derivative financial instruments, including options, swaps, futures and other contractual commitments. Hedge accounting was used previously by Predecessor.

   Stock-Based Compensation -- Statement of Financial Accounting Standards
(SFAS) No. 123 encourages companies to record compensation cost for stock-based employee compensation plans at fair value but permits other methods. Prior to the Merger, the Corporation chose to account for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock. The final compensation cost for restricted stock awards was based on the quoted market price of the Corporation's stock at the date the award became vested. As a result of the Merger, unexercised stock options at the Merger date that had been granted under an ENSERCH plan were exchanged for options to acquire TUC shares, and the estimated fair value assigned to such options as of the Merger date was accounted for by TUC as a part of the cost of the acquisition.

   Consolidated Cash Flows -- For purposes of reporting cash flows, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

  The schedule below details the Corporation's cash payments and noncash investing and financing activities:


                                                                                Predecessor
                                                                      -----------------------------------
                                                                        Period From
                                                         Period From     January 1,
                                                         Acquisition       1997          Year Ended
                                                           Date to          To            December
                                                         December 31,   Acquisition   ------------------
                                                              1997          Date        1996      1995
                                                         ------------    ----------   -------   --------
                                                                    Thousands of Dollars
Cash payments (refunds):
  Interest costs (net of amounts capitalized) .......     $  33,535        $45,960    $75,833   $ 85,063
                                                          =========        =======    =======   ========
  Income taxes -- net ...............................     $  (9,776)       $ 4,415    $ 1,585   $  4,187
                                                          =========        =======    =======   ========

Non-cash investing and financing activities:
   Sales and purchases of businesses:
     Book value of assets (sold) acquired ...........     $(105,878)       $    --    $    --   $ 13,680
     Goodwill .......................................            --             --         --      8,325
     Reduction in advances due parent ...............        20,143             --         --         --
     Liabilities sold (assumed) .....................        85,735             --         --    (12,481)
                                                          ---------        -------    -------   --------
       Cash required ................................            --             --         --      9,524
     Cash sold (acquired) ...........................         4,891             --         --       (762)
                                                          ---------        -------    -------   --------
       Net cash used ................................     $   4,891        $    --    $    --   $  8,762
                                                          =========        =======    =======   ========

3. AFFILIATES

   Transactions between ENSERCH and TUC for the period from acquisition date through December 31, 1997 included $10,674,000 in interest expense related to ENSERCH borrowings from TUC. In addition, ENSERCH had revenues of $8,576,000 from the sale and transportation of gas to other TUC subsidiaries during the period. The outstanding net amount payable to TUC (including advances) was $298,769,000 at December 31, 1997.

4. BORROWINGS AND LINES OF CREDIT

   ENSERCH's commercial paper program was discontinued following the merger with TUC, and the borrowings outstanding at the Merger Date, which totaled $204,500,000, were paid off at maturity with funds advanced to ENSERCH by TUC. In addition, ENSERCH redeemed long-term debt of $260,400,000 outstanding under a revolving credit agreement with funds advanced by TUC. At December 31, 1997, advances from TUC totaled approximately $293,843,000.

   At December 31, 1997, TUC, Texas Utilities Electric Company (TU Electric), a wholly-owned indirect subsidiary of TUC, and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570,000,000 outstanding at any time at variable interest rates and terminates April 23, 1998. Facility B provides for short-term borrowings aggregating up to $1,330,000,000 outstanding at any time at variable interest rates and terminates April 24, 2002. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $1,900,000,000 outstanding at any one time. ENSERCH borrowings under both facilities are limited to an aggregate of $650,000,000 outstanding at any time. ENSERCH borrowings under these facilities will be used for working capital and other needs. At December 31, 1997, ENSERCH had no borrowings under these facilities.

                                                                                                   Predecessor
                                                                                                  ------------
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                    1997                1996
                                                                                  --------            --------
                                                                                        Thousands of Dollars

Senior Long-term Debt:
    8% Notes due 1997........................................................     $     --            $100,000
    7% Notes due 1999........................................................      150,000             150,000
    Subsidiary Revolving Credit Agreement Maturing 2000......................           --              25,000
    ENSERCH Revolving Credit Agreement Maturing 2001.........................           --             160,000
    8 7/8% Notes due 2001....................................................      100,000             100,000
    6 3/8% Notes due 2004....................................................      150,000             150,000
    7 1/8% Notes due 2005....................................................      150,000             150,000
6 3/8% Convertible Subordinated Debentures due 2002..........................       90,750              90,750
Unamortized premium and discount and fair value adjustments..................        6,046               8,569
                                                                                  --------            --------
   Total.....................................................................      646,796             934,319
Less current maturities......................................................           --               1,598
                                                                                  --------            --------
   Noncurrent................................................................     $646,796            $932,721
                                                                                  ========            ========


                                         1998      1999      2000     2001       2002
                                         ----      ----      ----     ----       ----
  Maturities (for next 5 years)          $  --    $150,000   $ --    $100,000   $90,750


   The carrying value of ENSERCH debt has been adjusted to reflect fair value as of the Merger date.

   In connection with the Merger, the 6 3/8% Convertible Subordinated Debentures Due in 2002 became convertible into shares of TUC common stock at $38.54 per share (equal to 25.947 shares per $1,000 principal amount). The debentures may be redeemed at 101.27% of the principal amount, plus accrued interest, through March 31, 1998 and at declining premiums thereafter. The Corporation currently intends to redeem these debentures in 1998.

   In January 1998, the Corporation issued $125,000,000 of 6 1/4% Series A Notes due 2003 and $125,000,000 of Remarketed Reset Notes due 2008 with a variable interest rate (5.82% at date of issuance). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock.

   ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $250,000,000 aggregate principal amount of securities currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

   In September 1996, the Corporation paid off the outstanding balance of the 9.06% Notes due through 1999, including a prepayment premium of $3,200,000 ($2,100,000 after-tax) which has been accounted for as an extraordinary loss on early extinguishment of debt.


Interest Charges were as follows:                                                              Predecessor
                                                                                 -------------------------------------
                                                                                 Period from
                                                               Period from        January 1,
                                                               Acquisition           1997
                                                                  Date to             To       Year Ended December 31,
                                                               December 31,       Acquisition  -----------------------
                                                                  1997               Date        1996            1995
                                                               ------------      ------------    ----            ----
                                                                                      Thousand of Dollars

Interest costs incurred ...................................       $31,801          $44,668         $76,763      $71,614
Interest capitalized ......................................           (46)            (131)            (63)        (234)
                                                                  -------          -------         -------      -------
Charged to expense ........................................       $31,755          $44,537         $76,700      $71,380
                                                                  =======          =======         =======      =======

5.   SHAREHOLDERS' EQUITY

  Common Stock -- On August 5, 1997, all of the common stock of ENSERCH Corporation was converted into common stock of TUC, and ENSERCH became a wholly owned subsidiary of TUC. At the effective time of the merger, each of the 1,000 outstanding shares of common stock of ENSERCH Merger Corp. (a transitory corporation organized to facilitate the merger transaction and owned by TUC) was converted to one share of ENSERCH Corporation Common Stock, (ENSERCH common stock). All of the shares of ENSERCH common stock outstanding prior to the effective time of the merger were converted to shares of TUC and, upon conversion, were canceled and ceased to exist. Accordingly, at August 5, 1997, the outstanding common stock of ENSERCH consisted of 1,000 shares, par value $0.01 per share, all of which were owned by TUC.

  In December 1997, TUC purchased an additional 200,000 shares for $200,000,000.

  At the special shareholders meeting on November 15, 1996, shareholders of the Corporation approved a change in the par value of ENSERCH common stock from $4.45 per share to $.01 per share to facilitate the distribution of the Corporation's interest in EEX. The reduction in par value was recorded by the transfer of $312,000,000 to the paid-in-capital account.


Adjustable Rate Preferred Stock
at December 31, 1997 and 1996:       Stated Value Per      Shares Outstanding
                                   ---------------------  ---------------------
                                   Preferred  Depositary  Preferred  Depositary    Amount
                                     Share      Share      Shares      Shares    (Thousands)
                                   ---------  ----------  ---------  ----------  -----------
     Series E....................     $1,000        $100    100,000   1,000,000    $100,000
     Series F....................      1,000          25     75,000   3,000,000      75,000
                                                                                   --------

        Total....................                                                  $175,000
                                                                                   ========

   On January 16, 1998, the Corporation redeemed all of the outstanding shares of its Adjustable Rate Preferred Stock, Series E, at $1,000 per share, plus accrued and unpaid dividends of $14.777 per share.

   The Series F stock is redeemable at stated value after May 1, 1999. Holders of the preferred stock are entitled to its stated value upon involuntary liquidation.

   Dividend rates for the Series F Stock are determined quarterly, in advance, based on the "Applicable Rate" (highest of the three-month Treasury bill rate, the Treasury ten-year constant maturity rate and either the Treasury twenty-year or thirty-year constant maturity rate, as defined), as set forth below:


                                                    Per Annum Rate
                                                (Determined Quarterly)
                                                ----------------------
                                                        Series F
                                                   ----------------
   Dividend rate.....................                    87% of
                                                    Applicable Rate
   Minimum rate......................                     4.50%
   Maximum rate......................                    10.50%



    Dividends Declared:                                                                            Predecessor
                                                                                     ------------------------------------------
                                                                                     Period from
                                                                     Period from     January 1,
                                                                     Acquisition        1997
                                                                       Date to           To            Year Ended December 31,
                                                                     December 31,    Acquisition        -----------------------
                                                                         1997            Date             1996         1995
                                                                    -------------    -----------          ----         ----
                                                                                         Thousands of Dollars
     Adjustable Rate Preferred Stock:
        Series E ($6.42, $7.00, $7.00 per depositary share)...          $2,917         $ 3,500           $ 7,000      $ 7,000
        Series F ($1.34, $1.45, $1.54 per depositary share)...           1,760           2,270             4,360        4,610
    Common Stock ($.10, $.20, $.20 per share).................              --           7,048            13,849       13,552
                                                                        ------         -------           -------      -------
           Total..............................................          $4,677         $12,818           $25,209      $25,162
                                                                        ======         =======           =======      =======

6.  STOCK COMPENSATION PLANS

   Effective with the Merger, outstanding options for ENSERCH common stock were exchanged for options for 532,913 shares of TUC common stock exercisable at prices ranging from $7.03 to $37.71 per share, and ENSERCH was precluded from awarding further options. The estimated fair value of these options of $3,214,000 was accounted for as a part of the cost of the acquisition. At December 31, 1997, 402,966 of these options remained outstanding and exercisable. Prior to the Merger, the Corporation had three fixed option plans. Stock options had been awarded to key employees and were outstanding under all three plans. Options generally expire ten years after the date of the grant.


Summary of Stock Option Activity:
                                    Weighted Average
                                     Exercise Price           Number of Options
                                     --------------  -----------------------------------
                                      1997    1996      1997        1996         1995
                                     ------  ------  ----------  -----------  ----------
Outstanding -- Beginning of year...  $17.71  $17.27  1,182,308    2,514,598   2,308,823
  Granted..........................      --   15.13         --      326,300     263,200
  Exercised (a)....................   17.15   16.47   (214,278)  (1,579,289)    (27,825)
  Canceled or expired..............   16.72   17.87   (126,225)     (79,301)    (29,600)
  Converted into TUC options.......   18.00      --   (841,805)          --          --
                                                     ---------   ----------   ---------
Outstanding -- End of year.........      --   17.71         --    1,182,308   2,514,598
                                                     =========   ==========   =========

Exercisable........................                         --    1,182,308   1,957,637
                                                     =========   ==========   =========

(a) Price ranges for options exercised in 1997 (prior to the Merger) were $4.45 to $21.00; in 1996 were $4.45 to $21.13; and in 1995 were $12.50 to $17.00.

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

   The stock option plans included provisions for issuing the Corporation's common stock under performance-based grants. In 1996 and 1995, the Corporation granted 83,500 and 59,000 shares of restricted stock under its stock option plan, respectively. The weighted average grant-date fair value of these restricted shares was $15.38 and $14.66, respectively. Fair value is equal to the market value of the Corporation's common stock on the date of grant. Upon the Board of Directors' agreement to merge with TUC in April 1996, all restrictions were lifted on the 211,956 shares of restricted stock outstanding. The unamortized portion of the cost of these shares of $3,100,000 was charged to compensation expense in 1996.

   Pro forma information regarding net income is mandated by SFAS 123 and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provision of SFAS 123, the Corporation's net income (loss) for the following periods would have been reduced to the pro forma amounts indicated below:


                                                                                           Predecessor
                                                                        --------------------------------------------
                                                                         Period from
                                                                         January 1,
                                                                            1997
                                                                             To            Year Ended December 31,
                                                                         Acquisition    ----------------------------
                                                                            Date           1996               1995
                                                                        -------------      ----               ----
                                                                                  Thousands of Dollars
    Net income (loss) (after provision for dividends on
     preferred stock):
     As reported..............................................           $(246,793)       $7,703             $1,363
     Pro forma................................................            (246,793)        5,498              1,179

7.  DERIVATIVE INSTRUMENTS

   The Corporation enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates and commodity price exposures. The Corporation's participation in derivative transactions, except for the gas marketing activities, has been designated for hedging purposes, and the derivatives are not held or issued for trading purposes. (For a discussion of accounting policies relating to derivative instruments, see Note 2.)

   Natural Gas Marketing Activities -- EES's marketing activities involve price commitments into the future and, therefore, give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Net open portfolio positions often result from the origination of new transactions or in response to changing market conditions. The Corporation closely monitors its exposure to market risk. The Corporation utilizes a number of methods to monitor market risk, including sensitivity analysis. The exposure for fixed price natural gas purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. EES uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors which may differ from actual results. Using 15%, the most adverse change in fair value at December 31, 1997, as a result of this analysis, was a reduction of $1,100,000.

   EES enters into contracts to purchase and sell natural gas for physical delivery in the future. At December 31, 1997, EES had net commitments to sell approximately 50.6 billion cubic feet (Bcf) of natural gas through the year 2003 with offsetting net financial positions to purchase approximately 61.3 Bcf.

   Concurrent with the Merger, EES conformed its accounting for its gas marketing activities to mark-to-market accounting, which is the accounting method used by TUC. Under mark-to-market accounting, changes (whether positive or negative) in the value of contractual commitments to purchase and sell natural gas in the future and from its portfolio of derivative financial instruments, including options, swaps, futures and other contractual commitments are recognized as an adjustment to operating revenues in the period of change. The market prices used to value these transactions reflect management's best estimate of market prices considering various factors including closing exchange and over-the-counter quotations, time value of money and volatility factors underlying the commitments. These market prices are adjusted to reflect the potential impact of liquidating EES's position in an orderly manner over a reasonable period of time under present market conditions.

   EES has a number of risks and costs associated with the future contractual commitments included in its natural gas portfolio, including credit risks associated with the financial condition of counterparties, product location (basis) differentials and other risks that management policies dictate. EES continuously monitors the valuation of identified risk and adjusts the portfolio valuation based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of natural gas has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out.

   The following table displays the mark-to-market values of EES's natural gas marketing risk management assets and liabilities at December 31, 1997 and the average value for the period from August 5, 1997 through December 31, 1997:


                         Assets   Liabilities    Net
                         ------   -----------    ---
                            Thousands of Dollars
Fair Value:
  Current.............  $365,650     $357,044  $ 8,606
  Noncurrent..........    41,522       31,324   10,198
                        --------     --------  -------
   Total..............  $407,172     $388,368   18,804
                        ========     ========
  Less reserves.......                           9,251
                                               -------
   Net of reserves....                         $ 9,553
                                               =======
Average Value:
  Total...............  $291,809     $278,332  $13,477
                        ========     ========
  Less reserves.......                           8,134
                                               -------
   Net of reserves....                         $ 5,343
                                               =======

   The following table summarizes EES results from its gas marketing activities for the periods presented:


                                                                     Predecessor
                                                      ----------------------------------------
                                                      Period from
                                      Period from     January 1,
                                      Acquisition        1997
                                        Date to           To          Year Ended December 31,
                                      December 31,    Acquisition    -------------------------
                                          1997           Date           1996           1995
                                       ----------     ----------     ----------     ----------
                                                        Thousands of Dollars

   Revenues........................     $858,467       $601,881       $825,009       $750,463
   Net trading income (loss).......         (286)        (4,709)        18,144         26,166

   Credit Risk -- Credit risk relates to the risk of loss that the Corporation would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Corporation maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. The Corporation does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. The Company believes the risk of nonperformance by counterparties is minimal.

8.  INCOME TAXES


                                                          Predecessor
                                            ------------------------------------
                                             Period from
                               Period from    January 1,
                               Acquisition      1997
                                  Date to        To      Year Ended December 31,
Income Tax Expense (Benefit)   December 31, Acquisition  -----------------------
 of Continuing Operations:        1997          Date         1996        1995
                                --------     ---------     -------     -------
                                              Thousands of Dollars
Current
 Federal...................     $(20,378)    $ 4,297       $ 4,745     $ 6,230
 State.....................          175           9           136          92
 Foreign...................           --        (115)           79          50
                                --------     -------       -------     -------

  Total....................      (20,203)      4,191         4,960       6,372
                                --------     -------       -------     -------

Deferred
 Federal...................       18,775      (8,719)        5,429       5,185
 Foreign...................           --          --            29          --
                                --------     -------       -------     -------

  Total....................       18,775      (8,719)        5,458       5,185
                                --------     -------       -------     -------

Investment Tax Credits.....          (57)        (84)         (141)       (142)
                                --------     -------       -------     -------

  Total....................     $ (1,485)    $(4,612)      $10,277     $11,415
                                ========     =======       =======     =======

Reconciliation of Income Taxes (Benefit) Computed at the Federal Statutory Rate to Income Tax Expense (Benefit) of Continuing Operations:


                                                                                                     Predecessor
                                                                                        -------------------------------------
                                                                                        Period from
                                                                          Period from   January 1,
                                                                          Acquisition      1997
                                                                            Date to         To        Year Ended December 31,
                                                                          December 31,  Acquisition   -----------------------
                                                                             1997          Date           1996      1995
                                                                          ----------    ----------      --------- ---------
                                                                                          Thousands of Dollars
Income (loss) from continuing operations before income taxes:
    Domestic....................................................           $(11,072)     $(22,815)       $27,084   $33,020
    Foreign.....................................................                 22         2,826         (7,056)     (243)
                                                                           --------      --------        -------   -------

      Total.....................................................           $(11,050)     $(19,989)       $20,028   $32,777
                                                                           ========      ========        =======   =======

Income taxes (benefit) at the federal statutory rate of 35%.....           $ (3,868)     $ (6,996)       $ 7,010   $11,472
Amortization of investment tax credits..........................                (57)          (84)          (141)     (142)
Amortization of goodwill........................................              2,840            --             --        --
State and foreign taxes, net of federal tax benefit.............                114           (69)           159        93
Nondeductible distribution and merger related costs.............                 --         4,948          2,275        --
Nondeductible meals and entertainment...........................                175           180            324       342
Change in cash surrender value of life insurance policies.......               (313)         (389)           (24)      (19)
Increase in (reduction of) prior year tax liabilities...........                 --        (2,530)           601      (501)
Other --- net...................................................              ( 376)          328             73       170
                                                                           --------      --------        -------   -------

      Income Tax Expense (Benefit)..............................           $ (1,485)     $ (4,612)       $10,277   $11,415
                                                                           ========      ========        =======   =======

     Deferred income taxes provided by the liability method for significant temporary differences based on tax laws and statutory rates in effect at the December 31, 1997 and 1996 balance sheet dates are as follows:


                                                                                Predecessor
                                                                       -----------------------------
                                                    1997                           1996
                                       ------------------------------  -----------------------------
                                        Total    Current   Noncurrent   Total    Current  Noncurrent
                                       --------  --------  ----------  --------  -------  ----------
                                                           Thousands of Dollars
Deferred Tax Assets:

Net operating--loss and other tax--
  credit carryforwards...............  $163,061   $    --    $163,061  $154,558  $    --    $154,558
Retirement and other employee
  benefit obligations................    47,128     4,469      42,659    22,916    2,600      20,316
Accruals and allowances..............    11,779    10,004       1,775    24,728   11,420      13,308
Losses of controlled foreign
  corporations.......................     2,557        --       2,557     5,936       --       5,936
All other............................     8,358     8,358          --    23,712    8,053      15,659
                                       --------   -------    --------  --------  -------    --------

  Total..............................   232,883    22,831     210,052   231,850   22,073     209,777
                                       --------   -------    --------  --------  -------    --------
Deferred Tax Liabilities:

Property-- related differences.......   139,934        --     139,934   136,617       --     136,617
All other............................    11,517       168      11,349    62,132    1,390      60,742
                                       --------   -------    --------  --------  -------    --------

  Total..............................   151,451       168     151,283   198,749    1,390     197,359
                                       --------   -------    --------  --------  -------    --------

Net Deferred Tax Asset...............  $ 81,432   $22,663    $ 58,769  $ 33,101  $20,683    $ 12,418
                                       ========   =======    ========  ========  =======    ========

     At December 31, 1997, domestic net operating-loss (NOL) carryforwards total $445 million, which begin to expire in 2003, and alternative minimum tax-credit carryforwards total $7 million. The tax benefits of these carryforwards of $163 million, as shown above, are available to offset future tax payments. ENSERCH expects to fully utilize such NOL's prior to their expiration date. At December 31, 1997, ENSERCH also had $17 million of general business credit carryforwards which begin to expire in 1999. As a result of limitations on the timing of use arising from the Merger, ENSERCH does not expect to fully utilize such tax credit carryforwards prior to their expiration date; therefore, such credits were written off as a purchase accounting adjustment.


                                                                                             Predecessor
                                                                                ------------------------------------
                                                                                Period From
                                                                 Period From    January 1,
                                                                 Acquisition       1997
                                                                   Date to          To       Year Ended December 31,
Cash Payments (Refunds) of Income Taxes Allocated                December 31,   Acquisition  -----------------------
  to Continuing Operations:                                          1997          Date         1996        1995
                                                                 -------------  -----------  ----------  ----------
                                                                                  Thousands of Dollars
Federal:
  Current year, including alternative  minimum tax............       $(9,245)       $2,203     $2,013     $ 8,840
  Prior years.................................................          (586)        2,149       (535)     (5,026)
                                                                     -------        ------     ------     -------
    Total.....................................................        (9,831)        4,352      1,478       3,814
State.........................................................            55            63        (82)        373
Foreign.......................................................            --            --        189          --
                                                                     -------        ------     ------     -------

    Total.....................................................       $(9,776)       $4,415     $1,585     $ 4,187
                                                                     =======        ======     ======     =======

9. EMPLOYEE BENEFIT PLANS

     Pension Plan -- At the date of the Merger, ENSERCH had a defined benefit pension plan providing retirement income benefits for substantially all of its employees. As a part of purchase accounting, the accrued pension liability was adjusted to recognize all previously unrecognized gains or losses arising from past experience different from that assumed, the effects of changes in assumptions, all unrecognized prior service costs and the remainder of unrecognized asset existing at the date of the initial application of SFAS 87. These adjustments to the accrued pension liability, to the extent associated with rate-regulated operations, were recorded as regulatory assets or liabilities and, to the extent associated with non-regulated operations, as goodwill. Accrued retirement costs are funded to the extent such amounts are deductible for federal income-tax purposes. Plan assets consist primarily of equity investments, government bonds and corporate bonds. Benefits are based on years of credited service and average compensation.

     Effective January 1, 1998, the ENSERCH qualified retirement plan was merged into another retirement plan of TUC.

     In connection with the Merger, certain employees of ENSERCH were offered and accepted an early retirement option. Effects of the early retirement option associated with ENSERCH employees were included in purchase accounting adjustments as regulatory assets or goodwill, as appropriate.

                                                                                  Predecessor
                                                                     ---------------------------------------
                                                                     Period from
                                                       Period from    January 1,
                                                       Acquisition       1997
                                                         Date to          To        Year Ended December 31,
                                                       December 31,   Acquisition    ------------------------
                                                           1997           Date          1996         1995
                                                       -------------  ------------   -----------  -----------
                                                                      Thousands of Dollars
Components of Net Pension Costs:
Service cost -- benefits earned during the period..       $ 1,758      $  2,466         $  5,228   $  3,801
Interest cost on projected benefit obligation......        11,186        14,367           24,418     23,530
Actual return on plan assets.......................        (9,606)      (46,504)         (40,474)   (46,777)
Net amortization and deferral......................        (1,016)       31,226           14,295     23,975
                                                          -------      --------         --------   --------

 Net periodic pension cost.........................       $ 2,322      $  1,555         $  3,467   $  4,529
                                                          =======      ========         ========   ========

Valuation Assumptions:
Discount rate......................................          7.25%         7.75%            7.75%      7.65%
Rate of increase in compensation levels............          4.30%         4.30%            4.00%      4.00%
Expected long-term rate of return on assets........          9.00%         9.00%            9.50%

Amounts Recognized:
Actuarial present value of accumulated benefits:

  Accumulated benefit obligation......................  $(351,976)                     $(305,041)
                                                         =========                     =========

  Vested benefit obligation...........................  $(349,711)                     $(302,360)
                                                         =========                     =========

  Projected pension benefit obligation for service
    rendered to date..................................  $(379,217)                     $(333,955)
Plan assets at fair value - primarily equity
 investments, government bonds and corporate bonds....    275,863                        285,810
                                                         ---------                     ---------
Projected benefit obligation in excess of plan assets..  (103,354)                       (48,145)
Unrecognized net gain from past experience different
 from that assumed and effects of changes
 in assumptions........................................    24,743                          3,437
Prior service cost not yet recognized in net periodic
 pension expense.......................................    (6,077)                        (3,555)
Unrecognized plan assets in excess of projected benefit
    obligation at initial application..................        --                         (3,406)
                                                         ---------                     ---------
       Accrued pension cost............................  $(84,688)                     $ (51,669)
                                                         =========                     =========

   Postretirement Benefits Other than Pensions -- In addition to the retirement plan, ENSERCH offers certain health care and life insurance benefits to
substantially all employees and their eligible dependents at retirement.   In
connection with the Merger, the plan was amended to provide coverage to those employees hired after July 1, 1989 not previously eligible for postretirement medical benefits. In addition, the health care benefits provided to retirees under the Plan were enhanced to reflect the same level of benefits as offered by other such plans of TUC companies. The unrecognized prior service cost at December 31, 1997 arose from these two changes which occurred after the Merger Date. Obligations have not been prefunded. Benefits received vary in level depending on years of service and retirement dates. The purchase accounting adjustments described above for the retirement plan of ENSERCH were also applied to the accrued liabilities for the postretirement health care and life insurance benefits.


                                                                                                   Predecessor
                                                                                    -------------------------------------
                                                                                    Period from
                                                                      Period from   January 1,
                                                                      Acquisition     1997
                                                                        Date to        To         Year Ended December 31,
                                                                      December 31,  Acquisition   -----------------------
                                                                         1997          Date          1996        1995
                                                                      ------------  ------------  ------------  --------
                                                                                        Thousands of Dollars
Components of Net Periodic Postretirement Benefit Cost:
Service cost -- benefits earned during the period..................    $      84        $  142      $    309    $  227
Interest cost on accumulated postretirement benefit
   obligation......................................................        2,514         2,899         5,473     5,966
Amortization of the transition obligation..........................           --         2,189         4,037     4,037
Net amortization and deferral......................................           --           128           (63)     (445)
                                                                       ---------        ------      --------   -------

Net periodic postretirement benefits cost..........................    $   2,598        $5,358      $  9,756    $9,785
                                                                       =========        ======      ========   =======

Valuation Assumptions:
Discount rate......................................................         7.25%         7.75%         7.75%     7.65%
Medical cost trend rate............................................          5.0%          5.0%         6.50%

Amounts Recognized:
Accumulated postretirement benefit obligation (APBO):
   Retirees........................................................    $ (82,570)                   $(65,997)
   Fully eligible active employees.................................       (3,339)                       (499)
   Other active employees..........................................      (20,504)                     (6,720)
                                                                       ---------                    --------
   Total APBO......................................................     (106,413)                    (73,216)
Unrecognized transition obligation.................................           --                      53,013
Unrecognized prior service cost....................................       17,822                          --
Unrecognized net loss..............................................        3,455                      10,718
                                                                       ---------                    --------

    Accrued postretirement benefits cost...........................    $ (85,136)                   $ (9,485)
                                                                       =========                    ========

  The expected increase in costs of future benefits covered by the plan is projected using a health care cost trend rate of 5% in 1998 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the APBO at December 31, 1997 by approximately $11.6 million and other postretirement benefits cost for 1997 by approximately $.1 million.

10.  COMMITMENTS AND CONTINGENT LIABILITIES

  Legal Proceedings -- A lawsuit was filed on February 24, 1987, in the 112th Judicial District of Sutton County, Texas, against subsidiaries and affiliates of the Corporation and its utility division. The plaintiffs have claimed that defendants failed to make certain production and minimum-purchase payments under a gas-purchase contract. The plaintiffs initially alleged a conspiracy to violate purchase obligations, improper accounting of amounts due, fraud, misrepresentation, duress, failure to properly market gas and failure to act in good faith. Under amended pleadings filed in January 1997, plaintiffs have added allegations of negligence and gross negligence in connection with the measurement of gas and conversion. Plaintiffs seek actual damages in excess of $5,000,000 and punitive damages in an amount equal to .5% of the consolidated gross revenues of the Corporation for the years 1982-1986 (approximately $85,000,000), interest, costs and attorneys' fees.

  On October 30, 1995, a lawsuit was filed in the Supreme Court of Western Australia by Woodside Petroleum Ltd. and its joint venture partners against the Corporation, a former subsidiary of the Corporation and others. Plaintiffs seek damages of approximately $18,000,000 from the Corporation based on an indemnity arrangement and approximately $208,000,000 from the other defendants for alleged breaches of contract and breaches of a trade practice act, all in connection with the construction of an offshore gas and condensate drilling production platform. The Corporation has agreed to indemnify the current owner of the former subsidiary pursuant to the provisions in the prior sales agreement. Following a preliminary hearing, the Court, on December 4, 1997, delivered an opinion in favor of the Corporation, the former subsidiary and the other defendants finding that the defendants are additional insurers under certain insurance policies owned by the plaintiffs and that the plaintiffs and their insurers are precluded from bringing a subrogated claim against the defendants. An appeal of this ruling is anticipated.

  Management of the Corporation believes it has meritorious defenses to the claims made in these and other actions brought in the ordinary course of business. In the opinion of management, the Corporation will incur no liability from these and all other pending claims and suits that is material for financial reporting purposes.

  Environmental Matters -- The Corporation is subject to federal, state and local environmental laws and regulations that regulate the discharge of materials into the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The level of future expenditures for environmental matters, including costs of obtaining operating permits, equipment monitoring and modifications under the Clean Air Act and cleanup obligations, cannot be fully ascertained until the regulations that implement the applicable laws have been approved and adopted. It is management's opinion that all such costs, when finally determined, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Corporation.

Commitments -- Future minimum commitments are as follows (in thousands):


                            1998     1999    2000    2001    2002    Thereafter
                          -------  -------  ------  ------  ------   ----------
Operating leases........  $ 6,100  $ 5,500  $4,800  $3,500  $3,200     $54,500
Gas-purchase contracts..   87,600   33,900   8,100   5,400   3,000       1,400

  The Corporation had a number of noncancelable long-term operating leases at December 31, 1997, principally for office space and machinery and equipment. Rental expenses for continuing operations incurred under all operating leases aggregated $2,600,000 for the pre-and post-merger periods of 1997, $3,600,000 in 1996 and $5,600,000 in 1995. Rental income received for subleased office space was $2,000,000 in 1997, $3,400,000 in 1996 and $3,400,000 in 1995. Future
minimum rental income to be received for subleased office space is $11,500,000 over the next five years.

  Gas-Purchase Contracts -- Lone Star Gas buys gas under long-term, intrastate contracts in order to assure a reliable supply to its customers. Many of these contracts require minimum purchases of gas. Lone Star Gas has made accruals for payments that may be required for settlement of gas-purchase contract claims asserted or that are probable of assertion. Lone Star Gas continually evaluates its position relative to asserted and unasserted claims, above-market prices or future commitments. Management believes that Lone Star Gas has not incurred losses for which reserves should be provided at December 31, 1997. Based on estimated gas demand, which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 1998 and thereafter.

  Sales of Receivables -- The Corporation has sold $100 million of receivables under an amended limited recourse agreement that matures on September 22, 1998. Additional receivables are continually sold to replace those collected. The uncollected balances of receivables sold were $100 million at both year-end 1997 and 1996.

  Guarantees -- The Corporation and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating some $45,300,000 at December 31, 1997. The Corporation is exposed to loss in the event of nonperformance by other parties. However, the Corporation does not anticipate nonperformance by the counterparties.

  Concentrations of Credit Risk -- Lone Star Gas operations have trade receivables from a few large industrial customers in North Central Texas arising from the sale of natural gas. A change in economic conditions may affect the ability of customers to meet their contractual obligations. At December 31, 1997 and 1996, the allowance for possible losses deducted from accounts receivable was $3,902,000 and $3,968,000 respectively. The Corporation believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

  Inquiry into Lone Star Gas Company Rates -- In October 1996, Lone Star Pipeline filed a request with the RRC to increase the rate it charges Lone Star Gas to store and transport gas ultimately destined for residential and commercial customers in the 550 Texas cities and towns served by Lone Star Gas. Lone Star Gas also requested that the RRC separately set rates for costs to aggregate gas supply for these cities. Rates previously in effect were set by the RRC in 1982. In September 1997, the RRC issued an order reducing the charges by Lone Star Pipeline to Lone Star Gas for storage and transportation services. In that order, the RRC did authorize separate charges for the Lone Star Pipeline storage and transportation services, a separate charge by Lone Star Gas for the cost of aggregating gas supplies, and a continuation of the 100% flow through of purchased gas expense. The RRC also imposed some new criteria for affiliate gas purchases and a new reconciliation procedure that will require a review of purchased gas expenses every three years. The RRC order has become final, but is being appealed by several parties including Lone Star Pipeline and Lone Star Gas. The rates authorized by the order became effective on December 1, 1997, and will result in an annual margin reduction of approximately $8.2 million.

  On August 20, 1996, the RRC ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the NARUC account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, is pending RRC action on the basis of a stipulation of all parties. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. If the motion for summary disposition is denied, a hearing has been scheduled to begin in August 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to determine the ultimate outcome of the inquiry.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying value and related estimated fair values of the Corporation's significant financial instruments at December 31, 1997 and 1996 are as follows:


                                                                                  1997                     1996
                                                                        ------------------------  ------------------------
                                                                          Carrying    Estimated     Carrying    Estimated
                                                                        or Notional     Fair       or Notional     Fair
                                                                           Amount       Value        Amount       Value
                                                                        ------------  ----------  ------------  ----------
                                                                                         Thousand of Dollars
On-balance sheet liabilities:
  Long-term debt (including current maturities) (a)........              $(646,796)   $(649,089)    $(934,319)  $(935,626)

Off-balance sheet assets (liabilities):
  Financial guarantees (b).................................                     --      (45,332)           --    (104,044)
  EES derivatives (c)......................................                     --           --            --         749


Estimated fair value: (a) variable-rate debt - approximates carrying amount, exchange traded debt - quoted market prices, and other debt - discounted value using rates for debt with similar characteristics; (b) approximates carrying or notional amount; (c) 1996 based on mark-to-market valuations (see Note 7 concerning EES accounting in 1997).

  The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different than their related carrying amounts.

12.  DISCONTINUED OPERATIONS

   In connection with the merger of ENSERCH with TUC, EEX and LSEPO were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in New EEX, which was represented by approximately 105 million shares of New EEX common stock with a carrying value of $583 million. In the distribution, which was tax free to the recipients, ENSERCH shareholders of record on August 4, 1997 received approximately 1.5 shares of New EEX common stock for each share of ENSERCH common stock owned. ENSERCH's financial statements for all periods presented have been restated to reflect EEX and LSEPO as discontinued operations. ENSERCH's discontinued operations also include its engineering and construction and environmental businesses, the principal assets of which were sold in prior years. The results of operations of ENSERCH's discontinued businesses were as follows:


                                                                                              Predeccessor
                                                                         -----------------------------------------------------
                                                          Period From      Period From
                                                          Acquisition    January 1, 1997
                                                             Date to            To                    Year Ended December 31,
                                                          December 31,      Acquisition              -------------------------
                                                              1997             Date                   1996               1995
                                                          -------------    ------------               ----               ----
                                                                                  (Thousands of Dollars)
Revenues from exploration and production operations..       $    --          $ 159,547              $248,365           $140,199
                                                            =======          =========              ========           ========

Operating income (loss) from exploration and
     production operations...........................       $    --          $(375,510)*            $ 36,078           $  7,929
                                                            =======          =========              ========           ========

Income (loss) from exploration and production
     operations......................................       $    --          $(215,006)*            $ 12,947           $ (8,309)
Provision for additional costs and expenses
 for the wind-up of discontinued engineering and
 construction business, net of tax benefit of $5,215
 in 1997 and tax provision of $2,160 in 1996.........            --             (9,685)               (1,560)                --
                                                            -------          ---------              --------           --------

        Total........................................       $    --          $(224,691)             $ 11,387           $ (8,309)
                                                            =======          =========              ========           ========

Cash Flow Information:
Net cash flows from (used for)
 Operating activities................................       $(6,564)         $ 111,533              $154,307           $ 81,876
 Investing activities................................            --           (125,333)              (73,487)          (152,127)
 Purchase of business, net of cash acquired..........            --                 --                    --           (332,888)
 Financing activities................................            --            (13,614)              (66,185)           412,673
                                                            -------          ---------              --------           --------
  Net cash flows from (used for) discontinued
   operations........................................       $(6,564)         $ (27,414)             $ 14,635           $  9,534
                                                            =======          =========              ========           ========

By Discontinued Operation:
 Exploration and production..........................       $    --          $ (21,773)             $ 19,636           $ 37,636
 Engineering and construction........................        (6,564)            (5,641)               (5,001)           (28,102)
                                                            -------          ---------              --------           --------
        Total........................................       $(6,564)         $ (27,414)             $ 14,635           $  9,534
                                                            =======          =========              ========           ========


* Includes a $426 million pretax ($236 million after-tax) write-down of the carrying value of EEX's oil and gas properties due to the U.S. cost center ceiling limitation at March 31, 1997.

   The net investment in the discontinued exploration and production business as of December 31, 1996 consisted of the following (in thousands):

   Current assets...................................               $  114,329
   Net property, plant and equipment................                1,493,210
   Other assets.....................................                   12,161
   Current liabilities..............................                 (118,191)
   Long-term debt...................................                  (95,564)
   Deferred income taxes payable....................                 (258,712)
   Other liabilities................................                 (349,004)
                                                                   ----------
      Net investment................................               $  798,229
                                                                   ==========


   Loss provisions of $9.7 million in 1997 and $1.6 million in 1996 after-tax were recorded in recognition that certain claims and accounts receivable were settled at amounts less than previously estimated and costs and expenses incurred for the windup of discontinued engineering and construction businesses would be greater than previously estimated.

   At December 31, 1997, discontinued engineering and construction businesses had assets of $42 million, consisting principally of retained claims and accounts receivable of the Ebasco and Enserch Environmental business units, and current and other liabilities and reserves of $14 million. The Corporation has filed suit against certain parties to recover amounts outstanding. Management expects that substantially all disputes will be resolved by year-end 1998 and that adequate provision for uncollectible claims and accounts receivable, income-tax matters and expenses for windup of discontinued engineering and construction operations has been made.

QUARTERLY RESULTS (UNAUDITED) -- The results of operations by quarters are summarized below. In the opinion of the Corporation's management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. Previously reported amounts have been restated to reflect EEX and LSEPO as discontinued operations and to reflect the sale of the power development and international gas distribution operations to Texas Energy Industries, Inc., a wholly-owned subsidiary of TUC. For accounting purposes, the sale was considered to be effective as of the Merger date.


                                                              Predecessor
                                                   ----------------------------------
                                                                         Period From
                                                                            July 1      Period From
                                                       Quarter Ended          To        Acquisition      Quarter
                                                   ---------------------  Acquisition      Date to        Ended
                                                    March 31    June 30       Date      September 30   December 31
                                                   ----------  ---------  ------------  -------------  ------------
                                                                         Thousands of Dollars
1997:
 Revenues........................................  $ 794,813   $348,047      $135,297       $275,906    $1,000,201
 Operating Income (Loss).........................     51,328    (16,250)       11,806         (6,301)       26,125
 Income (Loss) From Continuing Operations........     18,576    (21,576)      (12,377)       (12,271)        2,706
 Income (Loss) From Discontinued Operations......   (219,501)    (8,511)        3,321             --            --
 Net Income (Loss)...............................   (200,925)   (30,087)       (9,056)       (12,271)        2,706
 Loss Applicable to Common Stock.................   (203,787)   (32,980)      (10,026)       (14,149)          (93)


                                                                         Predecessor
                                                   --------------------------------------------------------------
                                                                        Quarter Ended
                                                   --------------------------------------------------------------
                                                   March 31    June 30                 September 30   December 31
                                                   --------    -------                 ------------   -----------
                                                                    Thousands of Dollars
1996:
 Revenues........................................   $650,237   $341,432                     $311,040      $591,551
 Operating Income (Loss).........................     63,911       (377)                      (5,589)       47,148
 Income (Loss) From Continuing Operations........     29,485    (12,805)                     (17,398)       10,469
 Income From Discontinued Operations.............        292      6,104                        2,117         2,874
 Extraordinary Loss on Extinguishment of Debt....         --         --                       (2,096)           --
 Net Income (Loss)...............................     29,777     (6,701)                     (17,377)       13,343
 Earnings (Loss) Applicable to Common Stock......     27,018     (9,518)                     (20,263)       10,466


RECONCILIATION OF PREVIOUSLY REPORTED AMOUNTS

Results of operations were restated for discontinued operations of EEX and LSEPO effective with the quarterly report ended June 30, 1997. During the fourth quarter of 1997, results of operations were also restated to reflect the sale of the power development and international gas distribution operations effective as of the Merger date. Following the Merger, certain reclassifications, which only affected operating income, were made to prior periods to conform to TUC's presentation.


                                                                      Increase (Decrease)
                                               -----------------------------------------------------------------
                                                                       Period From
                                                                          July 1      Period From
                                                   Quarter Ended            To        Acquisition     Quarter
                                               ----------------------  Acquisition      Date to        Ended
                                                March 31    June 30        Date      September 30   December 31
                                               ----------  ----------  ------------  -------------  ------------
                                                                    Thousands of Dollars
1997:
 Revenues....................................  $ (73,154)   $     --         $  --        $  (745)     $     --
 Operating Income (Loss).....................    395,448      (1,481)         (500)           628            --
 Income From Continuing Operations...........    219,501          --            --          1,507            --
 Loss From Discontinued Operations...........   (219,501)         --            --             --            --
 Net Income (Loss)...........................         --          --            --          1,507            --
 Earnings (Loss) Applicable to Common Stock..         --          --            --          1,507            --


                                                                      Quarter Ended
                                               ----------------------------------------------------------------
                                                March 31     June 30                 September 30   December 31
                                               ---------    ---------                ------------   -----------
                                                                    Thousands of Dollars
1996:
 Revenues....................................  $ (28,406)   $(73,723)                   $ (74,475)    $ (71,761)
 Operating Income (Loss).....................     (6,481)    (15,452)                     (10,285)       (9,009)
 Loss From Continuing Operations.............       (292)     (6,104)                      (2,117)       (4,434)
 Income From Discontinued Operations.........        292       6,104                        2,117         4,434
