Form 10-Q
period 1998-03-31
ENSERCH CORP
filed 1998-05-14
CIK 33015

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                               -- OR --
        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934






                          ENSERCH Corporation



     A Texas Corporation                                   I.R.S. Employer
Commission File Number 1-3183                              Identification
                                                           No. 75-0399066


            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                              (214) 812-4600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----         -----

Common Stock outstanding at May 8, 1998: 201,000 shares, par value $0.01 per share.

TABLE OF CONTENTS



Part I.   FINANCIAL INFORMATION                                     Page

         Item 1.  Financial Statements

          ENSERCH Corporation and Subsidiaries
             Condensed Statements of Consolidated Income -
             Three Months Ended March 31, 1998 and 1997               3

             Condensed Statements of Consolidated Cash Flows -
             Three Months Ended March 31, 1998 and 1997               4

             Condensed Consolidated Balance Sheets -
             March 31, 1998 and December 31, 1997                     5

             Notes to Condensed Consolidated Financial
             Statements                                               7

             Independent Accountants' Reports                        11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operation       12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                        15

Part II.OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                   16

Signatures                                                           17

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

          ENSERCH CORPORATION AND SUBSIDIARIES
       CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                     (Unaudited)

                                                              Predecessor
                                                             -------------
                                              Three Months Ended March 31
                                              ----------------------------
                                                   1998           1997
                                                   ----           ----
                                                  Thousands of Dollars
OPERATING REVENUES                               $1,018,978     $ 794,813
                                                 ----------     ---------
OPERATING EXPENSES
  Gas purchased for resale                          830,954       615,445
  Operation and maintenance                          97,949        90,287
  Depreciation and amortization                      19,128        14,471
  Taxes other than income                            22,712        23,282
                                                 ----------     ---------
    Total operating expenses                        970,743       743,485
                                                 ----------     ---------
OPERATING INCOME                                     48,235        51,328
OTHER INCOME (DEDUCTIONS) - NET                         (68)         (632)
INTEREST CHARGES                                    (18,751)      (18,934)
                                                 ----------     ---------
INCOME BEFORE INCOME TAXES                           29,416        31,762
INCOME TAX EXPENSE                                   11,932        13,186
                                                 ----------     ---------
INCOME FROM CONTINUING OPERATIONS                    17,484        18,576
LOSS FROM DISCONTINUED OPERATIONS                        --      (219,501)
                                                 ----------     ---------
NET INCOME (LOSS)                                    17,484      (200,925)
PREFERRED STOCK DIVIDENDS                             1,282         2,862
                                                 ----------     ---------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK     $   16,202     $(203,787)
                                                 ==========     =========


See Notes to Condensed Consolidated Financial Statements.

                 ENSERCH CORPORATION AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED
                      CASH FLOWS (UNAUDITED)

                                                                           Predecessor
                                                                           -----------
                                                            Three Months Ended March 31
                                                           ----------------------------
                                                              1998            1997
                                                              ----            ----
                                                               Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Income from continuing operations                              $ 17,484     $  18,576
  Depreciation and amortization                                    18,661        16,044
  Deferred income taxes                                             6,838        11,547
  Changes in operating assets and liabilities:
       Accounts receivable                                        146,069        83,607
       Inventories                                                 26,809        15,909
       Accounts payable
            Affiliates                                             23,545            --
            Other                                                 (96,108)     (121,490)
       Interest and taxes accrued                                    (533)      (17,581)
       Other working capital                                      (29,446)       13,784
       Energy marketing risk management assets and liabilities    (19,042)           --
       Other -- net                                                 1,240           386
                                                                ---------      --------
          Cash provided by operating activities                    95,517        20,782
                                                                ---------      --------

CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities:
       Long-term debt                                             250,000       100,000
       Common stock                                                    --         3,613
  Retirements of securities:
       Long-term debt                                             (90,750)     (100,399)
       Preferred stock                                           (100,000)           --
  Change in notes payable:
       Commercial paper                                                --        42,500
       Banks                                                       (3,513)           --
       Affiliates                                                (118,033)           --
  Cash dividends paid                                              (2,517)       (6,388)
  Debt financing expenses                                          (1,060)           --
  Other                                                                --            (7)
                                                                ---------      --------
          Cash provided by (used for) financing activities        (65,873)       39,319
                                                                ---------      --------
CASH FLOWS - INVESTING ACTIVITIES
  Construction expenditures                                       (21,839)      (17,792)
  Other investments                                                (6,609)      (20,744)
                                                                ---------      --------
          Cash used in investing activities                       (28,448)      (38,536)


CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS                 2,741       (24,066)
                                                                ---------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             3,937        (2,501)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE                      11,770        17,715
                                                                ---------      --------

CASH AND CASH EQUIVALENTS - ENDING BALANCE                      $  15,707     $  15,214
                                                                =========     =========

See Notes to Condensed Consolidated Financial Statements.

                      ENSERCH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                      March 31,
                                                                        1998      December 31,
                                                                    (Unaudited)       1997
                                                                    -----------   ------------
                                                                       Thousands of Dollars
PROPERTY, PLANT AND EQUIPMENT
  Gas distribution and pipeline                                     $1,077,870     $1,068,708
  Other                                                                 47,475         46,400
                                                                    ----------     ----------
       Total                                                         1,125,345      1,115,108
  Less accumulated depreciation                                         38,742         24,669
                                                                    ----------     ----------
       Net of accumulated depreciation                               1,086,603      1,090,439
  Construction work in progress                                         95,951         85,635
  Held for future use                                                      121            121
                                                                    ----------     ----------
       Net property, plant and equipment                             1,182,675      1,176,195
                                                                    ----------     ----------

INVESTMENTS                                                             43,486         37,041
                                                                    ----------     ----------
CURRENT ASSETS
  Cash and cash equivalents                                             15,707         11,770
  Accounts receivable (net of allowance for uncollectible
    accounts: 1998 - $6,045,000; 1997 - $3,902,000)                    366,460        524,908
  Energy marketing risk management assets                              367,089        365,650
  Inventories - at average cost:
       Materials and supplies                                            5,890          6,544
       Gas stored underground                                           88,089        114,244
  Prepayments                                                            8,896          1,527
  Deferred income taxes                                                 22,663         22,663
  Other current assets                                                   7,073          7,678
                                                                    ----------     ----------
          Total current assets                                         881,867      1,054,984
                                                                    ----------     ----------

DEFERRED DEBITS
  Goodwill (net of accumulated amortization:
    1998 - $13,110,000; 1997 -  $8,113,000)                            786,404        791,401
  Unamortized regulatory assets                                         51,227         52,336
  Deferred income taxes                                                 64,465         72,631
  Other deferred debits                                                 64,083         55,560
                                                                    ----------     ----------
          Total deferred debits                                        966,179        971,928
                                                                    ----------     ----------
          Total                                                     $3,074,207     $3,240,148
                                                                    ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                ENSERCH CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                 CAPITALIZATION AND LIABILITIES


                                                                     March 31,
                                                                       1998         December 31,
                                                                     (Unaudited)        1997
                                                                   -----------------------------
                                                                       Thousands of Dollars
CAPITALIZATION
  Common Stock (par value -- $.01 per share):
    Authorized shares -- 100,000,000
    Outstanding shares -- 201,000                                  $        2       $        2
  Paid in capital                                                     771,401          771,207
  Retained earnings (deficit)                                           6,637           (9,565)
                                                                   ----------       ----------
          Total common stock equity                                   778,040          761,644
  Preferred stock not subject to mandatory redemption                  75,000          175,000
  Advances from parent                                                175,616          293,843
  Long-term debt, less amounts due currently                          803,341          646,796
                                                                   ----------       ----------
          Total capitalization                                      1,831,997        1,877,283
                                                                   ----------       ----------
CURRENT LIABILITIES
  Notes payable - banks                                                2,554             6,067
  Accounts payable:
    Affiliates                                                        28,471             4,926
    Other                                                            395,194           491,645
  Energy marketing risk management liabilities                       343,309           357,044
  Taxes accrued                                                       11,558            19,010
  Interest accrued                                                    14,033            20,264
  Dividends declared                                                     624             1,859
  Customers' deposits                                                  7,458             7,751
  Other current liabilities                                           58,823            79,078
                                                                   ----------       ----------
          Total current liabilities                                  862,024           987,644
                                                                   ----------       ----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes                                   10,414            10,498
  Unamortized investment tax credits                                   3,349             3,364
  Pensions and other postretirement benefits                         162,806           165,514
  Other deferred credits and noncurrent liabilities                  203,617           195,845
                                                                   ----------       ----------
          Total deferred credits and  other noncurrent
            liabilities                                              380,186           375,221
                                                                   ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 8)


                                                                   ----------       ----------
          Total                                                    $3,074,207       $3,240,148
                                                                   ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

                ENSERCH CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. MERGERS AND DISPOSITIONS

     On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions between Texas Utilities Company (TUC) and ENSERCH Corporation (ENSERCH or the Corporation) were completed. All of the common stock of ENSERCH was converted into common stock of TUC, and ENSERCH became a wholly-owned subsidiary of TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of the Corporation, were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in these businesses.

     TUC accounted for its acquisition of ENSERCH as a purchase, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of ENSERCH and its subsidiaries for the period subsequent to August 5, 1997. The financial statements of ENSERCH for the periods ended before August 5, 1997 were prepared using ENSERCH's historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, including the amortization of goodwill over a period of forty years.

     The Predecessor financial statements have been restated to reflect EEX and LSEPO as a discontinued operation. The historical financial statements of ENSERCH reflect certain reclassifications made to conform to TUC's presentation style. On December 31, 1997, ENSERCH sold, to another subsidiary of TUC, at net book value, the group of companies which had constituted the Corporation's power development and international gas distribution operations. For financial reporting purposes, the sale was deemed to have occurred on August 5, 1997. Accordingly, operating results for periods following the Merger Date exclude those operations. Prior periods were not restated to reflect the sale.

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

                ENSERCH CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The condensed consolidated financial statements of ENSERCH and its subsidiaries have been prepared on the same basis as those in the 1997 Annual Report on Form 10-K (1997 Form 10-K) and, in the opinion of ENSERCH, all adjustments (constituting only normal recurring accruals) necessary to a fair presentation of the results of operation and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission.

     Certain previously reported amounts have been reclassified to conform to current classifications.

     Energy Marketing Activities -- The Corporation, through its energy marketing subsidiary, Enserch Energy Services, Inc. (EES), enters into a variety of transactions, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. As part of these business activities, EES offers price risk management services to the energy sector. These transactions are primarily conducted with retail end users, established energy companies and major financial institutions. EES uses the mark-to-market method of valuing and accounting for these activities. Under this method, the current market value of EES' energy portfolio, net of future servicing costs is reflected within the Corporation's consolidated balance sheets, with resulting unrealized gains and losses, as "Energy Risk Management Assets or Liabilities". The actual timing of cash receipts and payments may however vary as contracts may be settled at intervals other than their scheduled maturities. (See Note 6).

3.COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Corporation, comprehensive income is the same as net income reported in the consolidated statement of income. There are no other items of comprehensive income for the periods presented.

4.SHORT-TERM FINANCING

     At March 31, 1998, TUC, TU Electric and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570,000,000 outstanding at any one time at variable interest rates and terminates April 22, 1999. Facility B provides for short-term borrowings aggregating up to $1,330,000,000 outstanding at any one time at variable interest rates and terminates April 24, 2002. ENSERCH's borrowings under both facilities are limited to an aggregate of up to $650,000,000 outstanding at any one time. Borrowings under these facilities will be used for working capital and other corporate purposes, including commercial paper backup. TUC will amend or replace this credit facility to provide for a significantly increased level of borrowing in connection with its pending acquisition

                ENSERCH CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of The Energy Group. However, ENSERCH is expected to have the same or similar capacity under the new agreements as it does presently.

5.CAPITALIZATION

     In January 1998, the Corporation issued $125,000,000 of 6 1/4% Series A Notes due January 1, 2003 (Series A Notes) and $125,000,000 of Remarketed Reset Notes due January 1, 2008 (Reset Notes). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock.

     The Series A Notes are redeemable as a whole at any time or in part, from time to time, at the option of the Corporation, at a redemption price equal to the sum of (a) the greater of (i) 100% of the principal amount and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon from the redemption date to the maturity date, plus (b) accrued interest on the principal amount thereof to the date of redemption.

     The Reset Notes were issued at an initial rate of 5.82% per annum for the period to April 1, 1998. Interest rates are reset for variable rate periods and may be tendered for remarketing at the end of each such period. After July 1, 1998, rate periods will not be shorter than six months. The interest rate for each new rate period is based either on LIBOR or may be fixed for a succeeding rate period as determined for each such period by the Remarketing Agent and the Corporation. The interest rate for the period from April 1, 1998 through July 1, 1998 is 5.99%. The Reset Notes may be redeemed in whole or in part at the option of the Corporation at 100% of the principal amount thereof, plus accrued interest.

     In February 1998, ENSERCH called for redemption on March 27 the outstanding balance of its 6 3/8% Convertible Subordinated Debentures. Holders of $3,005,000 principal amount of the debentures elected to convert the debentures into 77,963 shares of TUC common stock, and the remaining $87,745,000 principal amount was redeemed for cash.

     In January 1998, the Corporation redeemed all of the outstanding shares of its Adjustable Rate Preferred Stock, Series E, at $1,000 per share, $100,000,000 principal amount, plus accrued and unpaid dividends of $14.777 per share.

     ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $250,000,000 aggregated principal amount of securities currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

6.DERIVATIVE INSTRUMENTS

     Energy Marketing Activities --EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments. The notional amounts and terms of the portfolio as of March 31, 1998 included financial instruments that provide for fixed price receipts of 2,410 trillion British thermal units equivalent (Tbtue) and fixed price payments of 2,276 Tbtue, with a maximum term of five years. Additionally, sales and purchase commitments totaling 574 Tbtue, with terms extending up to five years are included in the portfolio as of March 31, 1998.

                ENSERCH CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, the notional amounts represented above do not necessarily measure EES' exposure to market or credit risks. Additionally, the maximum term in years are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to EES' risk management needs.

7.REGULATION AND RATES

     Lone Star Gas Rates -- On August 20, 1996, the Railroad Commission of Texas (RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. In the event the motion for summary disposition is denied, a hearing is currently scheduled to begin in November 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to predict the ultimate outcome of the inquiry.

8.COMMITMENTS AND CONTINGENCIES

     Guarantees -- The Corporation and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating approximately $37,900,000 at March 31, 1998. The Corporation is exposed to loss in the event of nonperformance by other parties. However, the Corporation does not anticipate nonperformance by the counterparties.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiary companies (the Corporation) as of March 31, 1998, and the related condensed statements of consolidated income and cash flows for the three months ended March 31, 1998 and 1997 (Predecessor Company Operations, see Note 1). These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Corporation as of December 31, 1997, and the related consolidated statements of income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated February 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
May 11, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS

    This report and other presentations made by ENSERCH Corporation (ENSERCH or the Corporation) and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although ENSERCH believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the factors contained in the Forward-looking Statements section of Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's 1997 Annual Report on Form 10-K for the year 1997 (1997 Form 10-K), among others, that could cause the actual results of ENSERCH to differ materially from those projected in such forward-looking statement.

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

FINANCIAL CONDITION

Merger With TUC and Disposition

     On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions between Texas Utilities Company (TUC) and ENSERCH Corporation (ENSERCH or the Corporation) were completed. All of the common stock of ENSERCH was converted into common stock of TUC, and ENSERCH became a wholly-owned subsidiary of TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of the Corporation, were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in these businesses.

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

     The Predecessor financial statements have been restated to reflect EEX and LSEPO as a discontinued operation. The historical financial statements of ENSERCH reflect certain reclassifications made to conform to TUC's presentation style. On December 31, 1997, ENSERCH sold, to another subsidiary of TUC, at net book value, the group of companies which had constituted the Corporation's power development and international gas distribution operations. For financial reporting purposes, the sale was deemed to have occurred on August 5, 1997. Accordingly, operating results for periods following the Merger Date exclude those operations. Prior periods were not restated to reflect the sale.

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's 1997 Form 10-K. Quarterly results presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Corporation have occurred subsequent to year-end other than as disclosed in other reports of ENSERCH or included herein.

     Continuing operations provided cash of $96 million for operating activities in the first three months of 1998 compared with $21 million in the same period of 1997. Changes in operating assets and liabilities provided cash of $53 million in the first quarter of 1998 but used cash of $25 million in the comparable 1997 period.

     Discontinued operations provided cash of $2.7 million in the 1998 first quarter and used cash of $24 million in the 1997 quarter.

     Investing activities required $28 million in the first quarter of 1998 versus $39 million in 1997. Capital spending in the first quarter of 1998 was $4.0 million higher than last year's first quarter. Other investing activities used cash of $6.6 million in 1998 and $21 million in 1997.

     Total capitalization at March 31, 1998 was $1,832 million, down 2% from year-end 1997. Common stock equity as a percentage of total capitalization was 42.5% at March 31, 1998 compared with 40.6% at year-end 1997.

     In January 1998, ENSERCH issued $125 million of 6 1/4% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008 with a variable interest rate (5.99% for the period from April 1, 1998 to July 1, 1998). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. In January, the Series E Adjustable Rate Preferred Stock was redeemed at 100% of its liquidation price plus accrued and unpaid dividends. In February 1998, the Corporation called for redemption on March 27 the outstanding balance of its 6 3/8% Convertible Subordinated Debentures. Holders of the debentures elected to convert $3.0 million principal amount of the debentures into 77,963 shares of TUC common stock, and the remaining $87.7 million principal amount was redeemed for cash.

     ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $250 million aggregate principal amount of securities currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

     At March 31, 1998, TUC, Texas Utilities Electric Company, a wholly-owned indirect subsidiary of TUC, and ENSERCH had joint lines of credit under credit facility agreements (Credit Agreements) with a group of commercial banks. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $570 million outstanding at any time at variable interest rates and terminates April 22, 1999. Facility B provides for short-term borrowings aggregating up to $1,330 million outstanding at any time at variable interest rates and terminates April 24, 2002. ENSERCH borrowings under both facilities are limited to an aggregate of $650 million outstanding at any time. ENSERCH borrowings under these facilities will be used for working capital and other needs. At March 31, 1998, ENSERCH had no borrowings under these facilities. TUC will amend or replace this credit facility to provide for an increased level of borrowing in connection with its pending acquisition of The Energy Group. However, ENSERCH is expected to have the same or similar capacity under the new agreements as it does presently.

Regulation and Rates

     Lone Star Gas Rates -- On August 20, 1996, the Railroad Commission of Texas (RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket has been separated into different phases. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, Lone Star Gas and Lone Star Pipeline have filed a motion for summary disposition stating that any retroactive rate action would be inappropriate and unlawful. Settlement discussions with intervenor cities are ongoing. In the event the motion for summary disposition is denied, a hearing is currently scheduled to begin in November 1998. A number of management and transportation related issues have been placed in a separate phase which still has an undefined scope and is being held in abeyance pending the resolution of the phase dealing with gas costs. Management believes that gas costs were prudently incurred and were properly accounted for and recovered through the gas cost recovery mechanism previously approved by the RRC. At this time, management is unable to predict the ultimate outcome of the inquiry.

RESULTS OF OPERATION

     For the first quarter of 1998, ENSERCH had income from continuing operations of $17.5 million compared with $18.6 million income for the Predecessor for the same period of 1997. The amortization of goodwill arising from the acquisition by Texas Utilities was $5.0 million in the 1998 first quarter. First quarter 1997 income was reduced by an $8.6 million pretax, $5.6 million after-tax, provision for a credit Lone Star Pipeline Company made voluntarily to its customers.

     Consolidated revenues for the first quarter of 1998 were $1,019 million compared with $795 million for the first quarter of 1997. The higher revenues reflect an increase of $339 million in energy marketing revenues. Gas purchased for resale increased from $615 million in the first quarter of 1997 to $831 million in the same period of 1998, reflecting the increase in natural gas marketing activity. Quarterly operating income was $48.2 million in 1998
compared with $51.3 million in 1997.   Operating income from natural gas
gathering and processing operations decreased $5.1 million in 1998 from
1997.   Fluctuations in natural gas liquids (NGL) demand, price volatility for
NGL products and natural-gas feedstock costs are the major factors that influence financial results in the NGL processing business. Lone Star Pipeline operating income increased $3.6 million in the 1998 period from the 1997 first quarter, partially attributable to lower operating and maintenance expenses. The results in 1997 were after a voluntary refund of $8.6 million made to residential and commercial customers. Lone Star Gas operating income decreased $7.5 million in 1998 from 1997 primarily due to higher operating
and maintenance expenses.   Energy marketing activities reported an
improvement in operating results of some $10.1 million compared with the 1997 first quarter, the result of improved gas margins. Power development and international gas operations, transferred to another TUC affiliate effective with the Merger, detracted $1.9 million from operating income in the first quarter of 1997.

     The loss from discontinued operations of $219.5 million for the quarter ended March 31, 1997, included a $236 million after-tax impact of a write-down of the carrying value of EEX's oil and gas properties due to the U.S. cost center ceiling limitation at March 31, 1997, and a $9.7 million ($14.9 million pre-tax) provision for estimated costs and expenses to wind-up engineering and construction operations.

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Corporation, comprehensive income is the same as net income reported in the statements of consolidated income, since there are no other items of comprehensive income for the periods presented.

CHANGES IN ACCOUNTING STANDARDS

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Corporation is not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 1997 Form 10-K and is therefore not presented herein.

PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

          (a)Exhibits filed as part of Part II are:

               15 -Letter from Deloitte & Touche LLP as to
                    unaudited interim financial information.

          (b)Reports on Form 8-K filed since December 31, 1997:

                  Date of Report                Items Reported
                 ----------------  ----------------------------------------

                 January 6, 1998   Item 7. Financial Statements and Exhibits

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ENSERCH Corporation






Date:  May 13, 1998                 By      /s/ J. W. Pinkerton
                                       -----------------------------
                                                J. W. Pinkerton,
                                      Vice President and Controller,
                                       Principal Accounting Officer