Form 10-Q
period 1998-06-30
ENSERCH CORP
filed 1998-08-14
CIK 33015

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                      FORM 10-Q


            (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


                           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                          -- OR --

             ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934






                                    ENSERCH Corporation



          A Texas Corporation                 I.R.S. Employer Identification
      Commission File Number 1-3183                   No. 75-0399066


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

Yes    _ x _             No


Common Stock outstanding at August 13, 1998: 201,000 shares, par value $0.01 per share.

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION                                         Page

           Item 1.  Financial Statements

             ENSERCH Corporation and Subsidiaries
               Condensed Statements of Consolidated Income -
               Three, Six and Twelve Months Ended June 30, 1998 and     3
               1997

               Condensed Statements of Consolidated Cash Flows -
               Six Months Ended June 30, 1998 and 1997                  4

               Condensed Consolidated Balance Sheets -
               June 30, 1998 and December 31, 1997                       5

               Notes to Condensed Consolidated Financial
               Statements                                                7

               Independent Accountants' Reports                         11

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                   12

           Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                          17

Part II.OTHER INFORMATION

           Item 1. Legal Proceedings                                    18

           Item 6. Exhibits and Reports on Form 8-K                     18

Signatures                                                              19

<captions>
                                                ENSERCH CORPORATION AND SUBSIDIARIES
                                             CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                             (Unaudited)

                                                                                                                Predecessor
                                                                                                         ---------------------------
                                                                                       Twelve Months Ended June 30, 1998
                                                Predecessor              Predecessor   ---------------------------------
                                                -----------              -----------                 Period From
                                        Three Months Ended        Six Months Ended     Period From   July 1, 1997       Twelve
                                              June 30                  June 30         Acquisition      Through      Months Ended
                                      ---------------------  -----------------------    Date Thru     Acquisition      June 30,
                                         1998        1997        1998        1997     June 30, 1998       Date           1997
                                      ----------  ---------  -----------  ----------  ------------- -------------   ------------
                                                                Thousands of Dollars
OPERATING REVENUES . . . . . . . . .   $873,441    $348,649   $1,893,251  $1,144,186   $3,170,257      $135,492      $2,045,451
                                       --------    --------   ----------  ----------   ----------      --------      ----------

OPERATING EXPENSES
 Gas purchased for resale. . . . . .    766,983     246,625    1,610,631     868,790    2,673,071        86,471       1,494,359
 Operation and maintenance . . . . .     85,508      84,481      171,595     168,772      313,281        28,710         345,272
 Depreciation and amortization . . .     19,504      14,429       38,632      28,900       68,352         4,793          56,073
 Taxes other than income . . . . . .     16,465      19,364       39,177      42,646       62,513         3,712          73,110
                                       --------    --------   ----------  ----------   ----------      --------      ----------
   Total operating expenses. . . . .    888,460     364,899    1,860,035   1,109,108    3,117,217       123,686       1,968,814
                                       --------    --------   ----------  ----------   ----------      --------      ----------

OPERATING INCOME (LOSS)  . . . . . .    (15,019)    (16,250)      33,216      35,078       53,040        11,806          76,637

MERGER EXPENSES. . . . . . . . . . .                 (5,070)                  (5,825)                   (19,310)        (12,615)

OTHER INCOME (DEDUCTIONS) - NET. . .        934       1,224          866       1,347        1,747         1,452            (320)

INTEREST CHARGES . . . . . . . . . .    (18,287)    (19,022)     (37,038)    (37,956)     (68,793)       (6,581)        (77,715)
                                       --------    --------   ----------  ----------   ----------      --------      ----------

LOSS BEFORE INCOME TAXES . . . . . .    (32,372)    (39,118)      (2,956)     (7,356)     (14,006)      (12,633)        (14,013)

INCOME TAX EXPENSE (BENEFIT) . . . .     (9,996)    (17,542)       1,936      (4,356)         451          (256)         (4,084)
                                       --------    --------   ----------  ----------   ----------      --------      ----------

LOSS FROM CONTINUING
 OPERATIONS. . . . . . . . . . . . .    (22,376)    (21,576)      (4,892)     (3,000)     (14,457)      (12,377)         (9,929)

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS . . . . . . . . . . . .                 (8,511)                (228,012)                     3,321        (223,021)

EXTRAORDINARY LOSS ON
 EXTINGUISHMENT OF DEBT. . . . . . .                                                                                     (2,096)
                                       --------    --------   ----------  ----------   ----------      --------      ----------

NET LOSS . . . . . . . . . . . . . .    (22,376)    (30,087)      (4,892)   (231,012)     (14,457)       (9,056)       (235,046)

PREFERRED STOCK DIVIDENDS. . . . . .        952       2,893        2,234       5,755        6,911           970          11,518
                                       --------    --------   ----------  ----------   ----------      --------      ----------
NET LOSS AVAILABLE FOR
      COMMON STOCK . . . . . . . . .   $(23,328)   $(32,980)  $   (7,126) $ (236,767)  $  (21,368)     $(10,026)     $ (246,564)
                                       ========    ========   ==========  ==========   ==========      ========      ==========

See Notes to Condensed Consolidated Financial Statements.

<captions>
                                          ENSERCH CORPORATION AND SUBSIDIARIES
                                          CONDENSED STATEMENTS OF CONSOLIDATED
                                                 CASH FLOWS (Unaudited)

                                                                                      Predecessor
                                                                                      -----------
                                                                         Six Months Ended June 30
                                                                        -------------------------
                                                                           1998              1997
                                                                           ----              ----
                                                                           Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
 Loss from continuing operations . . . . . . . . . . . . . . . . . .   $  (4,892)       $  (3,000)
 Depreciation and amortization . . . . . . . . . . . . . . . . . . .      38,672           31,916
 Deferred income taxes . . . .                                            31,770           (7,595)
 Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .     240,005          166,235
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,568           19,826
   Accounts payable
    Parent and affiliates. . . . . . . . . . . . . . . . . . . . . .       5,108
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (162,763)        (154,274)
   Interest and taxes accrued. . . . . . . . . . . . . . . . . . . .     (35,312)         (15,440)
   Other working capital . . . . . . . . . . . . . . . . . . . . . .     (24,381)           1,491
   Energy marketing risk management assets and liabilities . . . . .     (25,393)
   Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,609)           5,419
                                                                       ---------        ---------
     Cash provided by operating activities . . . . . . . . . . . . .      65,773           44,578
                                                                       ---------        ---------
CASH FLOWS - FINANCING ACTIVITIES
 Issuances of securities:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .     250,000          100,000
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . .                        3,762
 Retirements of securities:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .     (90,750)        (100,784)
   Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . .    (100,000)
 Change in notes payable:
   Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . .                       65,500
   Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,094)
   Parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (50,524)
 Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .      (3,455)         (12,773)
 Debt financing expenses . . . . . . . . . . . . . . . . . . . . . .      (1,060)
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (7)
                                                                       ---------        ---------
     Cash provided by financing activities . . . . . . . . . . . . .         117           55,698
                                                                       ---------        ---------

CASH FLOWS - INVESTING ACTIVITIES
 Construction expenditures . . . . . . . . . . . . . . . . . . . . .     (67,296)         (50,625)
 Other investments . . . . . . . . . . . . . . . . . . . . . . . . .      (3,908)         (26,870)
                                                                       ---------        ---------
     Cash used in investing activities . . . . . . . . . . . . . . .     (71,204)         (77,495)
                                                                       ---------        ---------

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS. . . . . . . . .       1,462          (30,867)
                                                                       ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . .      (3,852)          (8,086)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . . . . .      11,770           17,715
                                                                       ---------        ---------

CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . .   $   7,918        $   9,629
                                                                       =========        =========

See Notes to Condensed Consolidated Financial Statements.

<captions>
                                          ENSERCH CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         ASSETS
                                                                                               June 30,
                                                                                                 1998            December 31,
                                                                                             (Unaudited)             1997
                                                                                             ----------          -----------
                                                                                                   Thousands of Dollars
PROPERTY, PLANT AND EQUIPMENT
 Gas distribution and pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,090,647           $1,068,708
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,002               46,400
                                                                                             ----------           ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,146,649            1,115,108
 Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       53,139               24,669
                                                                                             ----------           ----------
     Net of accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,093,510            1,090,439
 Construction work in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      118,597               85,635
 Held for future use . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          121                  121
                                                                                             ----------           ----------
     Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .    1,212,228            1,176,195
                                                                                             ----------           ----------

INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,788               37,041
                                                                                             ----------           ----------
CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,918               11,770
 Accounts receivable (net of allowance for uncollectible accounts: 1998 - $6,402,000;
     1997 - $3,902,000). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      309,263              524,908
 Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . . .      493,247              365,650
 Inventories - at average cost:
  Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,500                6,544
  Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      104,720              114,244
 Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,010                1,527
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,663               22,663
 Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,761                7,678
                                                                                             ----------           ----------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      959,082            1,054,984
                                                                                             ----------           ----------

DEFERRED DEBITS
 Goodwill (net of accumulated amortization: 1998 - $18,107,000; 1997 - $8,113,000) . . . .      781,407              791,401
 Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . . .       70,980               41,522
 Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,298               52,336
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41,362               72,631
 Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,247               14,038
                                                                                             ----------           ----------
     Total deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      970,294              971,928
                                                                                             ----------           ----------

     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,182,392           $3,240,148
                                                                                             ==========           ==========

See Notes to Condensed Consolidated Financial Statements.

<captions>
                                           ENSERCH CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                              CAPITALIZATION AND LIABILITIES


                                                                                              June 30,
                                                                                                1998          December 31,
                                                                                            (Unaudited)           1997
                                                                                            -----------       -----------
                                                                                                 Thousands of Dollars
CAPITALIZATION
 Common Stock (par value - $.01 per share):
  Authorized shares - 100,000,000
  Outstanding shares - 201,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        2       $        2
 Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        770,923          771,207
 Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,001)          (9,565)
                                                                                             ----------       ----------
   Total common stock equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        754,924          761,644
 Preferred stock not subject to mandatory redemption . . . . . . . . . . . . . . . . . .         75,000          175,000
 Advances from parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        242,913          293,843
 Long-term debt, less amounts due currently. . . . . . . . . . . . . . . . . . . . . . .        802,952          646,796
                                                                                             ----------       ----------
   Total capitalization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,875,789        1,877,283
                                                                                             ----------       ----------

CURRENT LIABILITIES
 Notes payable - banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,973            6,067
 Accounts payable:
  Parent and affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,034            4,926
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        328,240          491,645
 Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . . . . .        471,754          357,044
 Taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,222           19,010
 Interest accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,123           20,264
 Dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            638            1,859
 Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,017            7,751
 Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,131           79,078
                                                                                             ----------       ----------
   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        913,132          987,644
                                                                                             ----------       ----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,088           10,498
 Unamortized investment tax credits. . . . . . . . . . . . . . . . . . . . . . . . . . .          3,334            3,364
 Pensions and other postretirement benefits. . . . . . . . . . . . . . . . . . . . . . .        165,780          165,514
 Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . . . . .         48,276           31,324
 Other deferred credits and noncurrent liabilities . . . . . . . . . . . . . . . . . . .        165,993          164,521
                                                                                             ----------       ----------
   Total deferred credits and  other noncurrent liabilities. . . . . . . . . . . . . . .        393,471          375,221
                                                                                             ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

                                                                                             ----------       ----------

   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,182,392       $3,240,148
                                                                                             ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

ENSERCH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.MERGERS AND DISPOSITIONS

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

     Energy Marketing Activities -- The Corporation, through its energy marketing subsidiary, Enserch Energy Services, Inc. (EES), enters into a variety of transactions, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. As part of these business activities, EES offers price risk management services to the energy sector. These transactions are primarily conducted with retail end users, established energy companies and major financial institutions. EES uses the mark-to-market method of valuing and accounting for these activities. Under this method, the current market value of EES' energy portfolio, net of future servicing costs is reflected within the Corporation's consolidated balance sheets, with resulting unrealized gains and losses, as "Energy Marketing Risk Management Assets" or "Energy Marketing Risk Management Liabilities". The actual timing of cash receipts and payments may however vary as contracts may be settled at intervals other than their scheduled maturities. (See Note 6).

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

4.LINES OF CREDIT

     At June 30, 1998, TUC, Texas Utilities Electric Company (a subsidiary of
TUC) (TU Electric) and ENSERCH had joint lines of credit under revolving credit facility agreements (Credit Agreements) with a group of banking institutions. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $3,600,000,000 outstanding at any one time at variable interest rates and terminates March 1, 1999. Facility B provides for borrowings aggregating up to $1,400,000,000 outstanding at any one time at variable interest rates and terminates March 2, 2003. Excluding $2,800,000,000 which is restricted to TUC's use in financing the acquisition of a foreign-based entity, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $2,200,000,000 outstanding at any one time, which may be used for working capital and other general corporate purposes, including commercial paper backup. ENSERCH's borrowings under both facilities are limited to an aggregate of up to

$650,000,000 outstanding at any one time. At June 30, 1998, ENSERCH had no borrowings outstanding under these facilities.

5.CAPITALIZATION

     Long-Term Debt -- In January 1998, the Corporation issued $125,000,000 of 6.25% Series A Notes due January 1, 2003 (Series A Notes) and $125,000,000 of Remarketed Reset Notes due January 1, 2008 (Reset Notes). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. On July 1, 1998, the interest rate on the Reset Notes was reset to a fixed rate of 6.564% to July 1, 2005.

     In March 1998, ENSERCH redeemed the outstanding balance of its 6.375% Convertible Subordinated Debentures. Holders of $3,005,000 principal amount of the debentures elected to convert such debentures into 77,963 shares of TUC common stock, and the remaining $87,745,000 principal amount was redeemed at par for cash.

     On July 6, 1998, ENSERCH redeemed at par its $100,000,000 principal amount 8.875% Senior Notes.

     ENSERCH Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Debentures of ENSERCH -- In July 1998, a statutory business trust, ENSERCH Capital I, was established as a financing subsidiary of ENSERCH for the purpose of issuing common and preferred trust securities, with a liquidation preference of $1,000 per unit, and holding Junior Subordinated Debentures issued by ENSERCH. ENSERCH Capital I issued $150,000,000 of floating rate capital securities. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin of 1.35%. The debentures held by the trust are its only assets. The trust assets are $154,600,000 principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures). ENSERCH Capital I will use interest payments received on the Series A Debentures to make cash distributions on the capital securities it has issued. The interest rate on the Series A Debentures will be set quarterly, based on three-month LIBOR plus 1.35%. The initial rate for the period from July 2, 1998 to September 30, 1998 is 7.06875%. The proceeds were used by ENSERCH for general corporate purposes, including the acquisition or redemption of outstanding securities of ENSERCH. The Series A Debentures will mature on July 1, 2028 and ENSERCH has the right to redeem the debentures in whole or in part on or after July 1, 2003.

     Preferred Stock -- In January 1998, the Corporation redeemed all of the outstanding shares of its Adjustable Rate Preferred Stock, Series E, at par value of $1,000 per share, $100,000,000 principal amount, plus accrued and unpaid dividends of $14.777 per share.

     ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $100,000,000 aggregate principal amount of securities currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

6.DERIVATIVE INSTRUMENTS

     Energy Marketing Activities -- EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments. The notional amounts and terms of the portfolio as of June 30, 1998 included financial instruments that provide for fixed price receipts of 2,265 trillion British thermal units equivalent (Tbtue) and fixed price payments of 2,314 Tbtue, with a maximum term of seven years. Additionally, sales and purchase commitments totaling 1,140 Tbtue, with terms extending up to five years are included in the portfolio as of June 30, 1998.

     Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments.Accordingly, the notional amounts represented above do not necessarily measure EES' exposure to market or credit risks. Additionally, the maximum term in years are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to EES' risk management needs.

7.REGULATION AND RATES

     Lone Star Gas Rates -- In August 1996, the Railroad Commission of Texas
(RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket was separated into different phases, all of which are now resolved. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, the RRC issued a final order on June 2, 1998 approving a stipulated settlement of the docket. Lone Star Gas agreed to credit residential and commercial customers $18 million to be spread over the next two heating seasons (November through March). The earnings of Lone Star Gas are not affected by the settlement due to previously established reserves. Lone Star Gas and the intervenors both agreed to withdraw their appeals of the city gate rate case. The final order approving the stipulation found that all gas costs flowed through Lone Star Gas' monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary.

8.COMMITMENTS AND CONTINGENCIES

     Guarantees -- The Corporation and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating approximately $33,300,000 at June 30, 1998. The Corporation is exposed to loss in the event of nonperformance by other parties. However, the Corporation does not anticipate nonperformance by the counterparties.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiaries (the Corporation) as of June 30, 1998, and the related condensed statements of consolidated income for the three-month and six-month periods ended June 30, 1998 and the period from the acquisition date (August 5, 1997) through June 30, 1998 (Successor Company Operations), the condensed statements of consolidated income for the three-month, six-month and twelve-month periods ended June 30, 1997 and the period from July 1, 1997 through the acquisition date (Predecessor Company Operations) and the consolidated cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

Dallas, Texas
August 13, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS

     This report and other presentations made by ENSERCH Corporation (ENSERCH or the Corporation) and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although ENSERCH believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the factors contained in the Forward-looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's 1997 Annual Report on Form 10-K for the year 1997 (1997 Form 10-K), among others, that could cause the actual results of ENSERCH to differ materially from those projected in such forward-looking statement.

     Any forward-looking statement speaks only as of the date on which such statement is made, and ENSERCH undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for ENSERCH to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's 1997 Form 10-K. Results for the three- and six-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Corporation have occurred subsequent to year-end other than as disclosed in other reports of ENSERCH or included herein.

     Continuing operations provided cash of $66 million for operating activities in the first six months of 1998 compared with $45 million in the same period of 1997. Discontinued operations provided cash of $1.5 million in the 1998 six months and used cash of $31 million in the 1997 period.

     Investing activities required $71 million in the first six months of 1998 versus $77 million in 1997. Capital spending in the first six months of 1998 was $17 million higher than the first six months of the prior year. Other investing activities used cash of $3.9 million in 1998 and $27 million in 1997.

     The capitalization ratios of the Corporation as of June 30, 1998 consisted of approximately 55.8% long-term debt (including amounts due parent), 4.0% preferred stock and 40.2% common stock equity.

     In January 1998, ENSERCH issued $125 million of 6.25% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008. Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. On July 1, 1998, the interest rate on the Reset Notes was reset to a fixed rate of 6.564% to July 1, 2005. In January, the $100 million principal amount of Series E Adjustable Rate Preferred Stock was redeemed at 100% of its liquidation price plus accrued and unpaid dividends. In March 1998, the Corporation redeemed the outstanding balance of its 6.375% Convertible Subordinated Debentures. Holders of the debentures elected to convert $3.0 million principal amount of such debentures into 77,963 shares of TUC common stock, and the remaining $87.7 million principal amount was redeemed at par for cash. On July 6, 1998, ENSERCH redeemed at par its $100 million principal amount of 8.875% Senior Notes due 2001.

      In July 1998, a statutory business trust, ENSERCH Capital I, was established as a financing subsidiary of ENSERCH for the purpose of issuing common and preferred trust securities with a liquidation preference of $1,000 per unit, and holding Junior Subordinated Debentures, issued by ENSERCH. ENSERCH Capital I issued $150 million of floating rate capital securities. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin of 1.35%. The debentures held by the trust are its only assets. The trust assets are $154.6 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures). ENSERCH Capital I will use interest payments received on the Series A Debentures to make cash distributions on the capital securities it has issued. The interest rate on the Series A Debentures will be set quarterly, based on three-month LIBOR plus 1.35%. The initial rate for the period from July 2, 1998 to September 30, 1998 is 7.06875%. The proceeds were used by ENSERCH for general corporate purposes, including the acquisition or redemption of outstanding securities of ENSERCH. The Series A Debentures will mature on July 1, 2028 and ENSERCH has the right to redeem the debentures in whole or in part on or after July 1, 2003.

     ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $100 million aggregate principal amount of securities currently registered with the Securities and Exchange Commission (SEC) for offering pursuant to Rule 415 under the Securities Act of 1933.

     At June 30, 1998, TUC, Texas Utilities Electric Company, subsidiary of TUC (TU Electric), and ENSERCH had joint lines of credit under revolving credit facility agreements (Credit Agreements) with a group of banking institutions. The Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $3.6 billion outstanding at any one time at variable interest rates and terminates March 1, 1999. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one
time at variable interest rates and terminates March 2, 2003.   Excluding $2.8
billion of Facility A which is restricted to use by TUC in financing the acquisition of The Energy Group PLC, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $2.2 billion outstanding at any one time which may used for working capital and other general corporate purposes, including commercial paper backup.
ENSERCH's borrowings under both facilities are limited to an aggregate of up to $650 million outstanding at any one time. At June 30, 1998, ENSERCH had no borrowings outstanding under these facilities.

Regulation and Rates

     Lone Star Gas Rates -- In August 1996, the Railroad Commission of Texas
(RRC) ordered a general inquiry into the rates and services of Lone Star Gas, most notably a review of historic gas cost and gas acquisition practices since the last rate setting. The inquiry docket was separated into different phases, all of which are now resolved. Two of the phases, conversion to the National Association of Regulatory Utility Commissioners account numbering system and unbundling, have been dismissed by the RRC, and one other phase, rate case expense, has been concluded. In the phase dealing with historic gas cost and gas acquisition practices, the RRC issued a final order on June 2, 1998 approving a stipulated settlement of the docket. Lone Star Gas agreed to credit residential and commercial customers $18 million to be spread over the next two heating seasons (November through March). The earnings of Lone Star Gas are not affected by the Settlement due to previously established reserves. Lone Star Gas and the intervenors both agreed to withdraw their appeals of the city gate rate case. The final order approving the stipulation found that all gas costs flowed through Lone Star Gas' monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary.

RESULTS OF OPERATION

     For the three-, six- and twelve-month periods ended June 30, 1998, ENSERCH had losses from continuing operations of $22 million, $4.9 million and $27 million, respectively compared with losses of $22 million, $3.0 million and $9.9 million, respectively, for the Corporation and Predecessor, as applicable, for the same period of 1997. The amortization of goodwill arising from the acquisition by Texas Utilities was $5.0 million for the three months, $10.0 million the first six months and $18.1 million for the twelve months ended June 30, 1998. Income for the 1997 six and twelve month period was reduced by an $8.6 million pretax, $5.6 million after-tax, provision for a credit Lone Star Pipeline Company made voluntarily to its customers.

     Consolidated revenues for the three, six and twelve months ended June 30, 1998 increased 151%, 65% and 62% compared with the same periods for 1997. The higher revenues reflect a significant increase in energy marketing revenues in the second quarter. Gas purchased for resale increased 211%, 85% and 85% in the three-, six- and twelve-month 1998 periods, respectively, over the same periods of 1997, reflecting the increase in energy marketing activity.

     Operating income for the twelve months ended June 30, 1998 was $64.8 million compared to $76.6 million for the 1997 period.

     Consolidated operating income the for the six months was $33.2 million in 1998 compared with $35.1 million in 1997. There was an operating loss from natural gas gathering and processing operations of $1.9 million for the six months of 1998 compared with operating income of $6.4 million for the same period of 1997. Fluctuations in natural gas liquids (NGL) demand, price volatility for NGL products and natural-gas feedstock costs are the major factors that influence financial results in the NGL processing business. Lone Star Pipeline operating income increased $4.0 million in the 1998 six month period from the 1997 first six months, partially attributable to lower operating and maintenance expenses. The results in 1997 were after a voluntary refund of $8.6 million made to residential and commercial customers. For the first six months, Lone Star Gas operating income decreased $10.5 million in 1998 from 1997 primarily due to higher operating and
maintenance expenses.   Energy marketing activities reported an improvement in
operating results of some $16.2 million compared with the 1997 first six months, the result of improved gas margins. Power development and international gas operations, transferred to another TUC affiliate effective with the Merger, detracted $7.0 million from operating income in the first six months of 1997. Results for the first six months of 1998 were reduced $10.0 million by the amortization of goodwill recorded in connection with the Merger with TUC.

     In the second quarter of 1998, the Corporation had an operating loss of $15.0 million compared with a loss of $16.3 million in 1997. There was an operating loss from natural gas gathering and processing operations of $.7 million for the second quarter of 1998 compared with operating income of $2.4 million for the same period of 1997. Lone Star Pipeline operating income increased $.5 million in the 1998 second quarter from the 1997 second quarter, which was partially attributable to lower operating and maintenance expenses. For the second quarter, Lone Star Gas had an operating loss of $12.2 million in 1998 compared with a loss of $9.2 million in 1997 primarily
due  to  higher  operating  and maintenance expenses.   Energy marketing
activities reported an improvement in operating results of some $6.1 million compared with the 1997 second quarter, the result of improved gas margins. Amortization of goodwill reduced 1998 second quarter results by $5.0 million.

     The loss from discontinued operations of $228.0 million for the six months ended June 30, 1997, included the effect of a $236 million after-tax write-down of the carrying value of EEX's oil and gas properties due to the US cost center ceiling limitation at March 31, 1997, and a $9.7 million ($14.9 million pre-tax) provision for estimated costs and expenses to wind-up engineering and construction operations.

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

CHANGES IN ACCOUNTING STANDARDS

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Corporation is currently determining its reportable segments. The adoption of SFAS 131 will not affect the Corporation's consolidated financial position, results of operations or cash flows.

YEAR 2000

     Year 2000 issues of ENSERCH are being addressed with those of its parent company, TUC. The following disclosure regarding Year 2000 issues of TUC's US companies is included in TUC's Form 10-Q for June 30, 1998:

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or produce erroneous data by or at the Year 2000. The Year 2000 issues affect virtually all companies and organizations.

The Company began its Year 2000 initiative in 1996 by addressing mainframe-based application systems. In early 1997, an infrastructure project to address information technology (IT) related equipment and system software was begun. In late 1997, a corporate-wide project to address Year 2000 issues related to embedded systems such as process controls for energy production and delivery and client-developed applications was begun. Most of the ENSERCH mainframe applications, infrastructure, embedded systems and client-developed applications that will not be migrated to existing or planned Company systems have been incorporated into these projects. These projects extend beyond the Company's organization in an effort to also work with key vendors, service suppliers and others so that the Company can appropriately prepare for the Year 2000.

The remediation and replacement work on the majority of IT application systems and infrastructure are targeted to be completed by the end of 1998. For the corporate-wide effort on embedded systems, a majority of the assessment work has been completed and, a number of tests on operational equipment have been performed. The testing of this equipment will continue throughout 1998. Although much of the work on the corporate-wide Year 2000 project is expected to be completed by the end of 1998, the project will extend into 1999.

Based on additional assessment work performed during the first half of 1998, cost estimates have been updated. The current estimate for the Year 2000 effort is $28 to $31 million including $10 to 12 million for IT Corporate Applications, $3 to 4 million for IT Infrastructure and $15 million for Corporate-wide Embedded Systems. These costs are being expensed as incurred over the five-year period (1996-2000).

LEGAL PROCEEDINGS

     On August 3, 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), ENSERCH,
DeGolyer & MacNaughton (D&M), David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. The individual defendants are current or former officers and/or directors of EEX and Mr. Biegler has been an officer and director of ENSERCH. D&M served as independent petroleum consultants to EEX. The plaintiff alleges that the defendants engaged in a course of conduct designed to mislead the plaintiff and the investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff also alleges that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants. No amount of damages is specified in this action. The Company is also evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it also intends to vigorously defend this suit.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Corporation is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 1997 Form 10-K and is therefore not presented herein.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On August 3, 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), ENSERCH,
DeGolyer & MacNaughton (D&M), David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. The individual defendants are current or former officers and/or directors of EEX and Mr. Biegler has been an officer and director of ENSERCH. D&M served as independent petroleum consultants to EEX. The plaintiff alleges that the defendants engaged in a course of conduct designed to mislead the plaintiff and the investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff also alleges that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants. No amount of damages is specified in this action. The Company is also evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it also intends to vigorously defend this suit.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits files as part of Part II are:

          15 - Letter of Deloitte & Touche LLP as to unaudited interim financial statements.

          27 - Financial Data Schedule

     (b)Reports on Form 8-K filed since March 31, 1998:

          Date of Report     Items Reported
          --------------     --------------

          June 4, 1998       Item 5.  Other Events

                                    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                    ENSERCH Corporation





                                    By    /s/ J. W. Pinkerton
                                       ------------------------------
                                              J. W. Pinkerton
                                       Vice President and Controller,
                                        Principal Accounting Officer





Date: August 13, 1998