Form 10-Q
period 1998-09-30
ENSERCH CORP
filed 1998-11-16
CIK 33015

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


   (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
Yes    x        No
    ------         ------

Common Stock outstanding at November 6, 1998: 201,000 shares, par value $0.01 per share.

TABLE OF CONTENTS



Part I. FINANCIAL INFORMATION                                     Page

        Item 1.  Financial Statements

        ENSERCH Corporation and Subsidiaries
           Condensed Statements of Consolidated Income -
           Three, Nine and Twelve Months Ended
           September 30, 1998 and 1997                             3

           Condensed Statements of Consolidated Cash Flows -
           Nine Months Ended September 30, 1998 and 1997           5

           Condensed Consolidated Balance Sheets -
           September 30, 1998 and December 31, 1997                6

           Notes to Condensed Consolidated Financial
           Statements                                              8

           Independent Accountants' Reports                       12

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operation      13

       Item 3.  Quantitative and Qualitative Disclosures
                About Market  Risk                                19

Part II.OTHER INFORMATION

       Item 1.  Legal Proceedings                                 20

       Item 6.  Exhibits and Reports on Form 8-K                  20

Signature                                                         21

Item 1.  Financial Statements

                                                      ENSERCH CORPORATION AND SUBSIDIARIES
                                                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                                  (Unaudited)

                                              Three Months Ended September 30                Nine Months Ended September 30
                                         ----------------------------------------------    --------------------------------------
                                             1998                  1997                     1998                   1997
                                         ------------  ----------------------------    -----------  -----------------------------
                                                                       Predecessor                                  Predecessor
                                                                      -------------                               ---------------
                                                        Period From     Period From                  Period From    Period From
                                          Three Months  Acquisition    July 1, 1997     Nine Months  Acquisition  January 1, 1997
                                             Ended       Date to         Through          Ended       Date to         Through
                                         September 30, September 30,   Acquisition     September 30, September 30    Acquisition
                                              1998         1997           Date             1998          1997          Date
                                              ----         ----           ----             ----          ----          ----
                                                                      Thousands of dollars
OPERATING REVENUES. . . . . . . . . . . . $1,089,815     $276,263        $135,492       $2,983,066     $276,263    $1,279,678
                                          ----------     --------        --------       ----------     --------    ----------
OPERATING EXPENSES
  Gas and electricity purchased for resale   982,724      208,486          86,471        2,593,355      208,486       955,261
  Operation and maintenance . . . . . . .     79,021       53,198          28,710          250,616       53,198       197,482
  Depreciation and amortization . . . . .     19,636       12,584           4,793           58,268       12,584        33,693
  Taxes other than income . . . . . . . .     12,548        8,296           3,712           51,725        8,296        46,358
                                          ----------     --------        --------       ----------     --------    ----------
      Total operating expenses. . . . . .  1,093,929      282,564         123,686        2,953,964      282,564     1,232,794
                                          ----------     --------        --------       ----------     --------    ----------
OPERATING INCOME (LOSS) . . . . . . . . .     (4,114)      (6,301)         11,806           29,102       (6,301)       46,884
OTHER INCOME (DEDUCTIONS) - NET . . . . .        315          697         (17,939)           1,087          697       (23,845)
                                          ----------     --------        --------       ----------     --------    ----------
INCOME (LOSS) BEFORE INTEREST
     AND INCOME TAXES . . . . . . . . . .     (3,799)      (5,604)         (6,133)          30,189       (5,604)       23,039

INTEREST INCOME . . . . . . . . . . . . .        104           83              81              198           83         1,509

INTEREST CHARGES. . . . . . . . . . . . .    (18,830)     (12,178)         (6,581)         (55,868)     (12,178)      (44,537)
                                          ----------      -------        --------       ----------     --------    ----------
LOSS BEFORE INCOME TAXES  . . . . . . . .    (22,525)     (17,699)        (12,633)         (25,481)     (17,699)      (19,989)

INCOME TAX  BENEFIT . . . . . . . . . . .     (6,124)      (5,428)           (256)          (4,188)      (5,428)       (4,612)
                                          ----------      -------        --------       ----------     --------    ----------
LOSS FROM CONTINUING
   OPERATIONS . . . . . . . . . . . . . .    (16,401)     (12,271)        (12,377)         (21,293)     (12,271)      (15,377)

INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS . . . . . . . . . . . . . .                                   3,321                                    (224,691)
                                          ----------      -------        --------       ----------     --------    ----------
NET LOSS. . . . . . . . . . . . . . . . .    (16,401)     (12,271)         (9,056)         (21,293)     (12,271)     (240,068)

PREFERRED STOCK DIVIDENDS . . . . . . . .        935        1,878             970            3,169        1,878         6,725
                                          ----------     --------        --------       ----------     --------    ----------
NET LOSS AVAILABLE FOR
   COMMON STOCK . . . . . . . . . . . . . $  (17,336)    $(14,149)       $(10,026)      $  (24,462)    $(14,149)   $ (246,793)
                                          ==========     ========        ========       ==========     ========    ==========

See Notes to Condensed Consolidated Financial Statements.

                                                     ENSERCH CORPORATION AND SUBSIDIARIES
                                                 CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                                 (Unaudited)

                                                                           Twelve Months Ended September 30
                                                                ------------------------------------------------------
                                                                    1998                       1997
                                                                --------------    ----------------------------------
                                                                                                       Predecessor
                                                                                                     ---------------
                                                                                    Period From        Period From
                                                                 Twelve Months     Acquisition       October 1, 1996
                                                                    Ended             Date to            Through
                                                                September 30,      September 30,      Acquisition
                                                                    1998               1997               Date
                                                                    ----               ----               ----
                                                                                 Thousands of dollars
OPERATING REVENUES. . . . . . . . . . . . . . . . . . . . .      $3,983,809          $276,263          $1,871,229
                                                                 ----------          --------          ----------
OPERATING EXPENSES
  Gas and electricity purchased for resale. . . . . . . . .       3,447,309           208,486           1,374,680
  Operation and maintenance . . . . . . . . . . . . . . . .         339,104            53,198             291,628
  Depreciation and amortization . . . . . . . . . . . . . .          75,404            12,584              47,568
  Taxes other than income . . . . . . . . . . . . . . . . .          66,765             8,296              63,321
                                                                 ----------          --------          ----------
      Total operating expenses. . . . . . . . . . . . . . .       3,928,582           282,564           1,777,197
                                                                 ----------          --------          ----------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . .          55,227            (6,301)             94,032

OTHER INCOME (DEDUCTIONS) - NET . . . . . . . . . . . . . .           1,041               697             (30,696)
                                                                 ----------          --------          ----------
INCOME (LOSS) BEFORE INTEREST
   AND INCOME TAXES . . . . . . . . . . . . . . . . . . . .          56,268            (5,604)             63,336

INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . .             345                83               2,058

INTEREST CHARGES. . . . . . . . . . . . . . . . . . . . . .         (75,445)          (12,178)            (64,251)
                                                                 ----------          --------          ----------
INCOME (LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . .         (18,832)          (17,699)              1,143

INCOME TAX EXPENSE (BENEFIT). . . . . . . . . . . . . . . .            (245)           (5,428)              6,051
                                                                 ----------          --------          ----------
LOSS FROM CONTINUING
   OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .         (18,587)          (12,271)             (4,908)

LOSS FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . .                                              (221,817)
                                                                 ----------          --------          ----------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . .         (18,587)          (12,271)           (226,725)

PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . . . .           5,968             1,878               9,602
                                                                 ----------          --------          ----------
NET LOSS AVAILABLE FOR
   COMMON STOCK . . . . . . . . . . . . . . . . . . . . . .      $  (24,555)         $(14,149)         $ (236,327)
                                                                 ==========          ========          ==========

See Notes to Condensed Consolidated Financial Statements.

                                                      ENSERCH CORPORATION AND SUBSIDIARIES
                                                    CONDENSED STATEMENTS OF CONSOLIDATED
                                                           CASH FLOWS (Unaudited)

                                                                                   Nine Months Ended September 30
                                                                          ------------------------------------------------------
                                                                              1998                           1997
                                                                                              --------------------------------
                                                                                                                 Predecessor
                                                                                                               ---------------
                                                                                              Period From        Period From
                                                                           Nine Months        Acquisition      January 1, 1997
                                                                             Ended              Date to            Through
                                                                          September 30,       September 30,      Acquisition
                                                                              1998                1997               Date
                                                                              ----                ----               ----
                                                                                      Thousands of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Loss from continuing operations. . . . . . . . . . . . . . . . . . . .    $(21,293)           $(12,271)          $(15,377)
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .      57,827              12,584             33,693
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .      32,908               5,422             (8,803)
  Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .     162,357               3,318            132,763
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,979)            (19,409)            14,776
     Accounts payable
       Parent and affiliates . . . . . . . . . . . . . . . . . . . . . .       6,479
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (108,998)             22,413           (148,859)
     Interest and taxes accrued. . . . . . . . . . . . . . . . . . . . .      (2,980)             (8,887)            (8,627)
     Other working capital . . . . . . . . . . . . . . . . . . . . . . .     (32,977)              8,694             12,123
     Energy marketing risk management assets and liabilities . . . . . .     (26,124)            (25,536)             2,924
     Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (66,036)              4,533              9,669
                                                                           ---------             -------            -------
       Cash (used in) provided by operating activities . . . . . . . . .      (4,816)             (9,139)            24,282
                                                                           ---------             -------            -------
CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities:
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .     250,000                                100,000
     Preferred securities. . . . . . . . . . . . . . . . . . . . . . . .     150,000
     Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .                                              3,757
  Retirements of securities:
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .    (190,750)           (260,361)          (100,784)
     Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . .    (100,000)
  Change in notes payable:
     Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . . .                        (204,540)            66,540
     Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,168)
     Parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,498             512,300
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . .      (4,413)             (2,909)           (12,771)
  Debt financing expenses. . . . . . . . . . . . . . . . . . . . . . . .      (4,613)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                                 (7)
                                                                           ---------             -------            -------
       Cash provided by financing activities . . . . . . . . . . . . . .     119,554              44,490             56,735
                                                                           ---------             -------            -------
CASH FLOWS - INVESTING ACTIVITIES
  Construction expenditures. . . . . . . . . . . . . . . . . . . . . . .    (107,278)            (21,558)           (62,074)
  Other investments. . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,275)             (7,564)             2,899
                                                                           ---------             -------            -------
       Cash used in investing activities . . . . . . . . . . . . . . . .    (114,553)            (29,122)           (59,175)
                                                                           ---------             -------            -------
CASH USED FOR DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . . .        (695)             (1,862)           (27,414)
                                                                           ---------             -------            -------
NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . .        (510)              4,367             (5,572)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE. . . . . . . . . . . . . .      11,770              12,143             17,715
                                                                           ---------             -------            -------
CASH AND CASH EQUIVALENTS - ENDING BALANCE . . . . . . . . . . . . . . .   $  11,260            $ 16,510           $ 12,143
                                                                           =========            ========           ========

See Notes to Condensed Consolidated Financial Statements.

                                                     ENSERCH CORPORATION AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   ASSETS



                                                                                           September 30,
                                                                                               1998         December 31,
                                                                                            (Unaudited)        1997
                                                                                           ------------    ------------
                                                                                                  Thousands of Dollars
PROPERTY, PLANT AND EQUIPMENT
  Gas distribution and pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,117,313      $1,068,708
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       60,151          46,400
                                                                                            ----------      ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,177,464       1,115,108
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       67,607          24,669
                                                                                            ----------      ----------
          Net of accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .    1,109,857       1,090,439
  Construction work in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      115,291          85,635
  Held for future use . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          121             121
                                                                                            ----------      ----------
          Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . .    1,225,269       1,176,195
                                                                                            ----------      ----------
INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,005          37,041
                                                                                            ----------      ----------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,260          11,770
  Accounts receivable (net of allowance for
      uncollectible accounts: 1998 - $7,288,000;
      1997 - $3,902,000). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      359,699         524,908
  Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . .      590,241         365,650
  Inventories - at average cost:
     Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,434           6,544
     Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      121,333         114,244
  Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,737           1,527
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,663          22,663
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,375           7,678
                                                                                            ----------      ----------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,135,742       1,054,984
                                                                                            ----------      ----------
DEFERRED DEBITS
  Goodwill (net of accumulated amortization: 1998 - $23,249,000;
         1997 - $8,113,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      835,876         791,401
  Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . .       92,109          41,522
  Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49,368          52,336
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,040          72,631
  Other deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,725          14,038
                                                                                            ----------      ----------
          Total deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,051,118         971,928
                                                                                            ----------      ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $3,456,134      $3,240,148
                                                                                            ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                                                     ENSERCH CORPORATION AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       CAPITALIZATION AND LIABILITIES



                                                                                             September 30,
                                                                                                 1998         December 31,
                                                                                              (Unaudited)         1997
                                                                                            ---------------   ------------
                                                                                                   Thousands of Dollars
CAPITALIZATION
  Common stock (par value - $.01 per share):
     Authorized shares - 100,000,000
     Outstanding shares - 201,000 . . . . . . . . . . . . . . . . . . . . . . . . .          $        2       $        2
  Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             776,031          771,207
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (32,401)          (9,565)
                                                                                             ----------       ----------
       Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . .             743,632          761,644
  Preferred stock not subject to mandatory redemption . . . . . . . . . . . . . . .              75,000          175,000
  ENSERCH obligated, mandatorily redeemable, preferred securities of subsidiary
       trust holding solely debentures of ENSERCH . . . . . . . . . . . . . . . . .             146,477
  Advances from parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             316,710          293,843
  Long-term debt, less amounts due currently. . . . . . . . . . . . . . . . . . . .             550,712          646,796
                                                                                             ----------       ----------
       Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,832,531        1,877,283
                                                                                             ----------       ----------
CURRENT LIABILITIES
  Notes payable - banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,899            6,067
  Long-term debt due currently. . . . . . . . . . . . . . . . . . . . . . . . . . .             151,125
  Accounts payable:
     Parent and affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,405            4,926
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             381,975          491,645
  Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . .             572,941          357,044
  Taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,190           19,010
  Interest accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,583           20,264
  Dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 616            1,859
  Customers' deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,117            7,751
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              90,031           79,078
                                                                                             ----------       ----------
       Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           1,251,882          987,644
                                                                                             ----------       ----------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .              10,088           10,498
  Unamortized investment tax credits. . . . . . . . . . . . . . . . . . . . . . . .               3,319            3,364
  Pensions and other postretirement benefits. . . . . . . . . . . . . . . . . . . .             144,307          165,514
  Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . .              64,481           31,324
  Other deferred credits and noncurrent liabilities . . . . . . . . . . . . . . . .             149,526          164,521
                                                                                             ----------       ----------
       Total deferred credits and  other noncurrent liabilities . . . . . . . . . .             371,721          375,221
                                                                                             ----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 7)



       Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $3,456,134       $3,240,148
                                                                                             ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

ENSERCH CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.MERGERS AND DISPOSITIONS

     On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions involving the former Texas Utilities Company, now known as Texas Energy Industries, Inc., and ENSERCH Corporation (ENSERCH or the Corporation) were completed. All of the common stock of ENSERCH was converted into common stock of a new holding company now known as Texas Utilities Company (TUC), and ENSERCH became a wholly-owned subsidiary of TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of the Corporation, were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in these businesses.

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

     The fair value of the assets and liabilities of ENSERCH's rate-regulated natural gas utility business (conducted through its Lone Star Gas Company and Lone Star Pipeline Company divisions) is considered to be equivalent to the historical basis of accounting and accordingly, no adjustment has been made to the carrying value. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the Merger Date was completed in the third quarter of 1998 and resulted in an increase in goodwill of approximately $60,000,000 over the preliminary allocation primarily due to refinement of estimates and settlement of preacquisition contingencies.

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

2.SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The condensed consolidated financial statements of ENSERCH and its subsidiaries have been prepared on the same basis as those in the 1997 Annual Report on Form 10-K (1997 Form 10-K) and, in the opinion of ENSERCH, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operation and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (SEC). Certain previously reported amounts have been reclassified to conform to current classifications.

     Consolidation -- The consolidated financial statements include the accounts of the Corporation and all of its subsidiaries, including its subsidiary business trust.

     Energy Marketing Activities -- The Corporation, through its energy marketing subsidiary, Enserch Energy Services, Inc. (EES), enters into a variety of transactions, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. As part of these business activities, EES offers price risk management services to the energy sector. These transactions are primarily conducted with retail end users, established energy companies and major financial institutions. EES uses the mark-to-market method of valuing and accounting for these activities. Under this method, the current market value of EES' energy portfolio, net of future servicing costs, is reflected within the Corporation's consolidated balance sheets, with resulting unrealized gains and losses, as "Energy Marketing Risk Management Assets" or "Energy Marketing Risk Management Liabilities". The actual timing of cash receipts and payments may, however, vary as contracts may be settled at intervals other than their scheduled maturities. (See Note 6).

3.COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in common stock equity during a period except those resulting from investments by owners and distributions to owners. For the Corporation, comprehensive income is the same as net income reported in the statements of consolidated income, since there were no other items of comprehensive income for the periods presented.

4.LINES OF CREDIT

     At September 30, 1998, TUC, Texas Utilities Electric Company (a subsidiary of TUC) (TU Electric) and ENSERCH had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. At September 30, 1998, Facility A provided for short-term borrowings aggregating up to $2,921,000,000 outstanding at any one time at variable interest rates and terminates March 1, 1999. Facility B provides for borrowings aggregating up to $1,400,000,000 outstanding at any one time at variable interest rates and terminates March 2, 2003. Excluding $2,121,000,000 which is restricted to TUC's use in financing the acquisition of a United Kingdom based entity, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $2,200,000,000 outstanding at any one time, which may be used for working capital and other general corporate purposes, including commercial paper backup. ENSERCH's borrowings under both facilities are limited to an aggregate of $650,000,000 outstanding at any one time. At September 30, 1998, ENSERCH had no borrowings outstanding under these facilities.

5.CAPITALIZATION

     Preferred Stock -- In January 1998, the Corporation redeemed the $100,000,000 principal amount of its Adjustable Rate Preferred Stock, Series E, at par value, plus accrued and unpaid dividends.

     ENSERCH Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Debentures of ENSERCH -- In July 1998, a statutory business trust, ENSERCH Capital I, established as a financing subsidiary of ENSERCH for the purpose of issuing common and preferred trust securities, issued $150,000,000 of floating rate capital securities. The proceeds were used by ENSERCH for general corporate purposes, including the
acquisition or redemption of outstanding securities of ENSERCH. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin. The only assets held by the trust are $154,600,000 principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of ENSERCH. The interest on the Series A Debentures is payable at a rate equal to that of the preferred trust securities. The interest rate for the period from July 2, 1998 to September 30, 1998 was 7.06875% and for the period
from October 1, 1998 to December 31, 1998 is 6.6625%.   The Series A
Debentures will mature on July 1, 2028 and ENSERCH has the right to redeem the Series A Debentures and the capital securities in whole or in part on or after July 1, 2003.

     On October 1, 1998, an interest rate swap was entered into which effectively fixes the rate on $100,000,000 notional amount of the ENSERCH floating rate capital securities at 6.629% to July 1, 2003.

     Long-Term Debt -- In January 1998, the Corporation issued $125,000,000 of 6.25% Series A Notes due January 1, 2003 (Series A Notes) and $125,000,000 of Remarketed Reset Notes due January 1, 2008 (Reset Notes). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. In July 1998, the interest rate on the Reset Notes was reset to a fixed rate of 6.564% payable until July 1, 2005.

     In March 1998, ENSERCH redeemed the outstanding balance of its 6.375% Convertible Subordinated Debentures. Holders of $3,005,000 principal amount of the debentures elected to convert such debentures into 77,963 shares of TUC common stock, and the remaining $87,745,000 principal amount was redeemed at par for cash.

     In July 1998, ENSERCH redeemed at par its $100,000,000 principal amount 8.875% Senior Notes due 2001.

6.DERIVATIVE INSTRUMENTS

          The Corporation enters into derivative instruments, including options, swaps, futures and other contractual commitments to manage market risks related to changes in interest rates and commodity prices. The Corporation's participation in derivative transactions, except for its energy marketing activities conducted by EES, has been designated for hedging purposes, and those derivative instruments are not held or issued for trading purposes.

     Energy Marketing Activities -- EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments related to natural gas and electricity marketing activities. The notional amounts and terms of the portfolio as of September 30, 1998 included financial instruments that provide for fixed price receipts of 2,599 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,689 TBtue, with a maximum term of eight years. Additionally, sales and purchase commitments totaling 1,245 TBtue, with terms extending up to nine years, are included in the portfolio as of September 30, 1998.

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

7.COMMITMENTS AND CONTINGENCIES

     Guarantees -- The Corporation and/or its subsidiaries are the guarantors on various commitments and obligations of others aggregating approximately $32,520,000 at September 30, 1998. The Corporation is exposed to loss in the event of nonperformance by other parties. However, the Corporation does not anticipate nonperformance by the counterparties.

     Legal Proceedings -- On August 3, 1998, the Gracy Fund, L.P. filed suit in the United States District Court for the Northern District of Texas against New EEX, formerly EEX, TUC, David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of ENSERCH or EEX between January 26, 1996 and August 4, 1997, including former shareholders of ENSERCH who received shares of EEX and TUC pursuant to the merger agreement between ENSERCH and TUC dated April 13, 1996, all EEX shareholders solicited pursuant to a proxy statement/prospectus issued by EEX dated October 2, 1996 and all ENSERCH shareholders solicited by a joint proxy statement/prospectus issued by ENSERCH and TUC dated September 23, 1996. The individual defendants are current or former officers and/or directors of TUC or EEX. The plaintiffs allege that the defendants participated in a fraudulent scheme and course of business by disseminating materially false and misleading statements regarding EEX's and ENSERCH's business which caused the plaintiffs and other members of the class to purchase EEX and ENSERCH stock at artificially inflated prices. In such connection, the plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 (Exchange Act). No amount of damages is specified. It has been agreed by the parties to this suit that the Thorne suit described below will be consolidated with this suit. TUC is evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

     Also on August 3, 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against EEX, ENSERCH, DeGolyer & MacNaughton (D&M), David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. The individual defendants are current or former officers and/or directors of EEX and Mr. Biegler has been an officer and director of ENSERCH. D&M served as independent petroleum consultants to EEX. The plaintiff alleges that the defendants engaged in a course of conduct designed to mislead the plaintiff and the investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The plaintiff also alleges that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants. No amount of damages is specified in this action. This suit has been transferred to the Northern District of Texas and the parties have agreed to consolidate it with the Gracy Fund suit described above. TUC is also evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it also intends to vigorously defend this suit.

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiaries (the "Corporation") as of September 30, 1998, and the related condensed statements of consolidated income for the three-month, nine-month and twelve-month periods ended September 30, 1998, and the period from the acquisition date (August 5, 1997) through September 30, 1997 (Successor Company Operations) and the condensed statements of consolidated income for the periods from July 1, 1997, January 1, 1997 and October 1, 1996 through the acquisition date (Predecessor Company Operations) and the condensed statements of consolidated cash flows for the nine-month period ended September 30, 1998 and the period from the acquisition date to September 30, 1997 (Successor Company), and the period from January 1, 1997 through the acquisition date (Predecessor Company). These financial statements are the responsibility of the Corporation's management.

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

Dallas, Texas
November 12, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD-LOOKING STATEMENTS

     This report and other presentations made by ENSERCH Corporation (ENSERCH or the Corporation) and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although ENSERCH believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's Annual Report on Form 10-K for the year 1997 (1997 Form 10-K), among others, that could cause the actual results of ENSERCH to differ materially from those projected in such forward-looking statement.

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

FINANCIAL CONDITION

Merger With TUC and Disposition

     On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions involving the former Texas Utilities Company, now known as Texas Energy Industries, Inc., and ENSERCH were completed. All of the common stock of ENSERCH was converted into common stock of a new holding company now known as Texas Utilities Company (TUC), and ENSERCH became a wholly-owned subsidiary of TUC. Immediately prior to ENSERCH's merger with TUC, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of the Corporation, were merged to form a new company (New EEX), and ENSERCH distributed to its common shareholders its ownership interest in these businesses.

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

     The fair value of the assets and liabilities of ENSERCH's rate-regulated natural gas utility business (conducted through its Lone Star Gas Company and Lone Star Pipeline Company divisions) is considered to be equivalent to the historical basis of accounting and accordingly, no adjustment has been made to the carrying value. The process of determining the fair value of assets acquired, liabilities assumed and contingencies existing at the Merger Date was completed in the third quarter of 1998 and resulted in an increase in goodwill of approximately $60 million over the preliminary allocation primarily due to refinement of estimates and settlement of preacquisition contingencies.

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

     For purposes of the discussion of operating results provided herein, the financial information of the Predecessor for the 1997 periods prior to the merger date have been combined with the post-merger financial information. The continuing business operations of ENSERCH were not significantly changed as a result of the merger, and post-merger and pre-merger operating results, except as noted, are comparable.

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's 1997 Form 10-K. Results for the three- and nine-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Corporation have occurred subsequent to year-end other than as disclosed in other reports of ENSERCH or included herein.

     Continuing operations used cash of $4.8 million for operating activities in the nine months of 1998 compared with cash provided of $15 million in the same period of 1997. Discontinued operations used cash of $.7 million in the 1998 nine months and $29.3 million in the 1997 period.

     Investing activities required $115 million in the nine months of 1998 versus $88 million in 1997. Capital spending in the nine months of 1998 was $24 million higher than the nine months of the prior year. Other investing activities used cash of $7.3 million in 1998 and $4.7 million in 1997.

     The capitalization ratios of the Corporation as of September 30, 1998 consisted of approximately 47.3% long-term debt (including amounts due parent), 4.1% preferred stock, 8.0% preferred securities and 40.6% common stock equity.

     In January 1998, ENSERCH issued $125 million of 6.25% Series A Notes due 2003 and $125 million of Remarketed Reset Notes due 2008 (Reset Notes). Net proceeds from these borrowings were used to refinance or redeem like amounts of higher rate debt and preferred stock. In July 1998, the interest rate on the Reset Notes was reset to a fixed rate of 6.564% payable until July 1, 2005. In January 1998, the $100 million principal amount of Series E Adjustable Rate Preferred Stock was redeemed at 100% of its liquidation price plus accrued and unpaid dividends. In March 1998, holders of $3.0 million principal amount of 6.375% Convertible Subordinated Debentures converted such debentures into 77,963 shares of TUC common stock, and the remaining $87.7 million principal amount was redeemed at par for cash. In July 1998, ENSERCH redeemed at par its $100 million principal amount of 8.875% Senior Notes due 2001.

     In July 1998, a statutory business trust, ENSERCH Capital I, established as a financing subsidiary of ENSERCH for the purpose of issuing common and preferred trust securities, issued $150 million of floating rate capital securities. The proceeds were used by ENSERCH for general corporate purposes, including the acquisition or redemption of outstanding securities of ENSERCH. Distributions on these capital securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin. The only assets held by the trust are $154.6 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of ENSERCH. The interest on the Series A Debentures is payable at a rate equal to that of the preferred trust securities. The interest rate for the period from July 2, 1998 to September 30, 1998 was

7.06875% and for the period from October 1, 1998 to December 31, 1998 is 6.6625%. The Series A Debentures will mature on July 1, 2028 and ENSERCH has the right to redeem the Series A Debentures and the capital securities in whole or in part on or after July 1, 2003.

     On October 1, 1998, an interest rate swap was entered into which effectively fixes the rate on $100 million notional amount of the ENSERCH floating rate capital securities at 6.629% to July 1, 2003.

     ENSERCH may issued additional debt and equity securities as needed, including the possible future sale of up to $100 million aggregate principal amount of securities currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

     At September 30, 1998, TUC, Texas Utilities Electric Company (a subsidiary of TUC) (TU Electric) and ENSERCH had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. At September 30, 1998, Facility A provided for short-term borrowings aggregating up to $2,921 million outstanding at any one time at variable interest rates and terminates March 1, 1999. Facility B provides for borrowings aggregating up to $1,400 million outstanding at any one time at variable interest rates and terminates March 2, 2003. Excluding $2,121 million which is restricted to TUC's use in financing the acquisition of a United Kingdom based entity, the combined borrowings of TUC, TU Electric and ENSERCH under both facilities are limited to an aggregate of $2,200 million outstanding at any one time, which may be used for working capital and other general corporate purposes, including commercial paper backup.
ENSERCH's borrowings under both facilities are limited to an aggregate of $650 million outstanding at any one time. At September 30, 1998, ENSERCH had no borrowings outstanding under these facilities.

     Sales of Accounts Receivable -- ENSERCH has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivables representing up to an aggregate of $100 million. Additional receivables are continually sold to replace those collected. At September 30, 1998, ENSERCH companies had sold $100 million of accounts receivable under such agreements.

     Risk Management -- The Corporation's operations involve managing market risks related to changes in interest rates and commodity price exposures. Derivative instruments including swaps and forward contracts are used to reduce and manage a portion of those risks. With the exception of the energy marketing activities of a subsidiary, Enserch Energy Services, Inc. (EES) the Corporation's participation in derivative transactions are designed for hedging purposes; and derivative instruments are not held or issued for trading purposes. Credit risk relates to the risk of loss that the Corporation would incur as a result of nonperformance by counterparties to their respective derivative instruments. The Corporation believes the risk of nonperformance by counterparties is minimal.

     As part of its energy marketing business activities, EES enters into a variety of transactions, including forward contracts involving physical delivery of natural gas or electrical power commodities, as well as swaps, futures, options and other derivative contractual arrangements. These activities involve price commitments into the future and, therefore, give rise to market risk. EES uses the mark-to-market method of valuing and accounting for these activities.

     EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments. The notional amounts and terms of the portfolio as of September 30, 1998 included financial instruments that provide for fixed price receipts of 2,599 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,689 TBtue, with a maximum term of eight years. Additionally, sales and purchase commitments totaling 1,245 TBtue, with terms extending up to nine years, are included in the portfolio as of September 30, 1998.

Regulation and Rates

     Under a settlement of the Railroad Commission of Texas (RRC) rate inquiry approved in June 1998, Lone Star Gas agreed to credit residential and commercial customers $18 million to be spread over the next two heating seasons (November through March). Earnings are not affected by the settlement due to previously established reserves.

RESULTS OF OPERATION

     For the three-, nine- and twelve-month periods ended September 30, 1998, ENSERCH had losses from continuing operations of $16.4 million, $21.3 million and $18.6 million, respectively, compared with losses of $24.6 million, $27.6 million and $17.2 million, respectively, for the Corporation and Predecessor, as applicable, for the same periods of 1997.

     The amortization of goodwill arising from the acquisition by Texas Utilities was $5.1 million for the three months, $15.1 million for the nine months and $20.1 million for the twelve months ended September 30, 1998. Income for the 1997 nine and twelve month period was reduced by an $8.6 million pretax, $5.6 million after-tax, provision for a credit Lone Star Pipeline Company made voluntarily to its customers.

     Consolidated revenues for the three, nine and twelve months ended September 30, 1998 increased 165%, 92% and 86% compared with the same periods for 1997. The higher revenues reflect a significant increase in energy marketing revenues in all periods from both gas and electricity marketing activities.

     Energy marketing revenues for the three, nine and twelve months ended September 30, 1998 were $946 million, $2.3 billion and $3.0 billion compared with $243 million, $784 million and $1.1 billion for the same periods last year. Energy marketing revenues increased substantially as the trading volumes of natural gas increased from earlier periods and as sales of electricity contracts began in 1998. Gas distribution revenues for the three, nine and twelve months ended September 30, 1998 were down 20.4%, 21.9% and 14.4%, respectively, from the same periods last year due to decreases in sales volumes of 12.5%, 11.1% and 5.8%, respectively, reflecting the effects of warmer weather, and lower flow-through of gas costs. Pipeline transportation revenues for the three-, nine- and twelve-months periods decreased from the prior year by 17.4%, 3.2% and 1.0%, respectively, on lower margins as transportation volumes were higher for all comparable periods.

     Gas and electricity purchased for resale increased 233%, 123% and 118% in the three-, nine- and twelve-month 1998 periods, respectively, over the same periods of 1997, reflecting the increase in energy marketing activity.

     Other income-net for the three-, nine- and twelve-month periods ending September 30, 1997 included merger related expenses incurred through the acquisition date of $19.3 million, $25.1 million and $29.4 million, respectively.

     The loss from discontinued operations of $225 million for the nine months and $222 million for the twelve months ended September 30, 1997, included the effect of a $236 million after-tax write-down of the carrying value of EEX's oil and gas properties due to the US cost center ceiling limitation at March 31, 1997, and a $9.7 million ($14.9 million pre-tax) provision for estimated costs and expenses to wind-up engineering and construction operations.

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

CHANGES IN ACCOUNTING STANDARDS

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Corporation is currently determining its reportable segments, if any. SFAS 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" revises existing rules for employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This standard will become effective in 1998 for year end disclosures. The adoption of SFAS 131 and 132 will not affect the Corporation's consolidated financial position, results of operations or cash flows.

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair values and that accounting for the changes in their fair values is dependent upon the intended use of the derivative and its resulting designation. The new standard will supersede or amend existing standards which deal with hedge accounting and derivatives. The Corporation has not yet determined the effect adopting this standard will have on its financial statements.

YEAR 2000

     Year 2000 (Y2K) issues of ENSERCH are being addressed with those of its
parent company, TUC (the Company).  The following   disclosure  regarding Y2K
issues of TUC's US energy business is included in TUC's Form 10-Q for the period ended September 30, 1998:

Many existing computer programs use only the last two digits to identify a year in the date field. Thus, they would not recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or produce erroneous data on or about the year 2000.

The Company began its efforts to address Year 2000 (Y2K) issues in 1996 by focusing on its US information technology mainframe-based application systems (IT Corporate Applications). In early 1997, an infrastructure project to address the Company's information technology related equipment, operating systems and desktop software was begun (IT Infrastructure). In late 1997, a project was begun to address Y2K issues throughout the Company related to embedded systems, such as process controls for energy production and delivery, and business unit owned applications (Non-IT Equipment and Applications).

Applications and equipment in each of these three major initiatives have been inventoried and categorized based on their criticality to the Company's business operations. Assessments of the potential impact due to Y2K issues are being performed. This process involves the solicitation of vendor feedback, comparing information with other energy companies, and in many cases internal verification by testing. The majority of assessment work has occurred and the rest is scheduled to be completed by the end of 1998. The remediation and replacement work on the majority of IT Corporate Applications and IT Infrastructure is scheduled to be completed by the end of 1998. A majority of the assessment work on embedded systems has been completed. Remediation work is scheduled to be completed by September of 1999. A number of tests on operational equipment has been performed. The Company will continue to test this equipment throughout the remainder of 1998 and into the spring of 1999.

The IT Corporate Applications assessment, testing and remediation activities are fully active. Twenty-seven percent of applications have been tested and certified as Y2K compliant. Sixty percent of applications are scheduled to be certified by the end of 1998. The remaining applications are scheduled to be certified by March 31, 1999. The Company has established a certification protocol to be followed for remediation of software applications. That protocol includes testing procedures to be followed before remediated applications are returned to production.

The IT Infrastructure project involves assessing the compliance of standard computer hardware, network systems including gateways, hubs and routers, telecommunications equipment, operating systems and IT standard software products. Equipment is being individually tested using software products and applicable test procedures. Network system tests are scheduled to be performed prior to the end of 1998. Most of the IT Infrastructure is scheduled to be Y2K ready by the end of 1998. Certain vendor supplied program products will not have Y2K ready versions available until the first quarter of 1999. These product upgrades will be tested and implemented as soon as they are available.

Non-IT Equipment and Applications involve the hardware and software products that reside in individual business units. These products include the embedded systems that are used in the production, energy delivery, and other processes of the Company. Inventories have been conducted to identify these embedded systems in the individual business units. Initial assessments are essentially complete. More detailed assessments involving equipment and software validation testing are scheduled throughout the spring of 1999. Remediation activities are underway. Although much of the work is expected to be completed by the end of 1998, equipment outage schedules necessitate that some remediation activities will not be completed until September 1999.

The Company is analyzing the potential impact on its operations relating to third parties. Over 2000 suppliers and service providers have been contacted to determine the status of their Y2K efforts. Approximately sixty percent of these vendors have responded. They are being prioritized and the programs and status of the most significant among them will be analyzed in detail. Companies that are considered to be critical are telecommunications and gas suppliers. This analysis is expected to be completed by the end of 1998.

The costs associated with the Company's Y2K effort for its US energy businesses are currently estimated to be approximately $36 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. The costs related to the three major initiatives are estimated to be as follows: IT Corporate Applications - $14.1 million, IT Infrastructure - $7.2 million and Non IT-Equipment and Applications - $14.2 million. These costs are being expensed as incurred over the period 1996 to 2000, and it is estimated that a total of $13.6 million has already been expended. There can be no assurance that these estimated costs will not increase as the Company's Y2K program continues.

Strategic initiatives were begun in two areas prior to beginning work on the Y2K issue, and the costs for these initiatives are not included in the estimate above. The Company's energy management system for the Company's transmission grid and the Company's principal financial and accounting systems are being replaced. Each of these projects will eliminate potential Y2K deficiencies; however, that was not a significant consideration at the time replacement decisions were made.

With respect to internal risks, the Company's current assessment of the most reasonable likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. The Company believes, based on the results of testing that has already occurred on a large portion of operating equipment, that if any disruption to service occurs, it will be isolated and of short-term duration. The

Company continues to collaborate
with other major energy suppliers through the joint Electric Power Research Institute's embedded systems project.

The North American Electric Reliability Council (NERC) has conducted an initial assessment of the electric infrastructure, in which the Company participated. The NERC status report, issued in September 1998, indicates that the impact of Y2K on electrical systems may be less than first anticipated and that, with continued work and coordinated contingency planning, operating risks can be effectively mitigated. NERC will perform scenario analyses of potential risks to the electric infrastructure. Until this work is complete, the Company cannot assess a worst case scenario relating to external forces.

As the Company's Y2K program proceeds, the Company will continue to assess its internal and external risks, not all of which are within its control; and it will consider the most reasonably likely worst case scenario. There can be no assurance that all material Y2K risks within the Company's control will have been adequately identified and corrected before the end of 1999. In addition, the Company can make no assurances regarding the Y2K readiness of systems and parties outside its control, nor can it currently assess the effect of any non-readiness by such systems or parties.

The Company utilizes detailed emergency response and disaster recovery plans to ensure high reliability of service to customers. These plans are currently available and are utilized routinely for abnormal service conditions. These plans are being reviewed to incorporate required actions specific to the Y2K issue. The resulting contingency plan will address both Company activities and actions necessary to mitigate the impact of third party disruptions.
These contingency plans will be coordinated with those of the regional independent system operator and NERC. This contingency planning is scheduled to be completed by June 1999.

LEGAL PROCEEDINGS


     See Note 7 to Condensed Consolidated Financial Statements for a description of legal proceedings.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Corporation is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 1997 Form 10-K and is therefore not presented herein.
                                 19

PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On August 3, 1998, the Gracy Fund, L.P. filed suit in the United States District Court for the Northern District of Texas against New EEX, formerly EEX, TUC, David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of ENSERCH or EEX between January 26, 1996 and August 4, 1997, including former shareholders of ENSERCH who received shares of EEX and TUC pursuant to the merger agreement between ENSERCH and TUC dated April 13, 1996, all EEX shareholders solicited pursuant to a proxy statement/prospectus issued by EEX dated October 2, 1996 and all ENSERCH shareholders solicited by a joint proxy statement/prospectus issued by ENSERCH and TUC dated September 23, 1996. The individual defendants are current or former officers and/or directors of TUC or EEX. The plaintiffs allege that the defendants participated in a fraudulent scheme and course of business by disseminating materially false and misleading statements regarding EEX's and ENSERCH's business which caused the plaintiffs and other members of the class to purchase EEX and ENSERCH stock at artificially inflated prices. In such connection, the plaintiffs allege that the defendants violated various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934 (Exchange Act). No amount of damages is specified. It has been agreed by the parties to this suit that the Thorne suit described below will be consolidated with this suit. TUC is evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

     Also on August 3, 1998, Stan C. Thorne filed suit in the United States District Court for the Southern District of Texas against EEX, ENSERCH, DeGolyer & MacNaughton (D&M), David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani. The plaintiff seeks to represent a class comprised of all purchasers of the common stock of EEX during the period of August 3, 1995 through August 5, 1997. The individual defendants are current or former officers and/or directors of EEX and Mr. Biegler has been an officer and director of ENSERCH. D&M served as independent petroleum consultants to EEX. The plaintiff alleges that the defendants engaged in a course of conduct designed to mislead the plaintiff and the investing public in order to maintain the price of EEX common stock at artificially high levels through false and misleading representations concerning the gas reserves of EEX in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiff also alleges that the defendants were negligent in making such misrepresentations and that they constituted common law fraud against the defendants. No amount of damages is specified in this action. This suit has been transferred to the Northern District of Texas and the parties have agreed to consolidate it with the Gracy Fund suit described above. TUC is evaluating these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits files as part of Part II are:

          15 - Letter of Deloitte & Touche LLP as to unaudited interim financial statements.

          27 - Financial Data Schedule

     (b)Reports on Form 8-K filed since June 30, 1998:

          Date of Report     Items Reported

          July 2, 1998     Item 7.  Financial Statements and Exhibits

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                                      ENSERCH Corporation





                                               By       /s/ J. W. Pinkerton
                                                   -------------------------
                                                        J. W. Pinkerton
                                                Vice President and Controller,
                                                 Principal Accounting Officer





Date: November 13, 1998