Form 10-Q
period 1999-03-31
ENSERCH CORP
filed 1999-05-14
CIK 33015

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


        ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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




Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  X    No ___

Common Stock outstanding at May 11, 1999: 451,000 shares, par value $0.01 per share.

TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
      Item 1. Financial Statements

         ENSERCH Corporation and Subsidiaries
              Condensed Statements of Consolidated Income -
              Three and Twelve Months Ended March 31, 1999 and 1998. . . .    3

              Condensed Statements of Consolidated Comprehensive Income -
              Three and Twelve Months Ended March 31, 1999 and 1998. . . .    4

              Condensed Statements of Consolidated Cash Flows -
              Three Months Ended March 31, 1999 and 1998 . . . . . . . . .    5

              Condensed Consolidated Balance Sheets -
              March 31, 1999 and December 31, 1998 . . . . . . . . . . . .    6

              Notes to Condensed Consolidated Financial Statements . . . .    8

              Independent Accountants' Report. . . . . . . . . . . . . . .   13

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operation . . . . . . . . . . . . .   14

      Item 3. Quantitative and Qualitative Disclosures About Market Risk .   19

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
                                      ENSERCH CORPORATION AND SUBSIDIARIES
                            (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                  (Unaudited)


                                                                               Twelve Months Ended March 31,
                                                                           -------------------------------------
                                                                                                1998
                                                                                      --------------------------
                                                                                                    Predecessor
                                                                                                    -----------
                                                                                      Period From   Period From
                                               Three Months Ended                     Acquisition  April 1, 1997
                                                    March 31,                           Date to       Through
                                               ------------------                      March 31,    Acquisition
                                                1999        1998            1999         1998           Date
                                               ------      ------          ------       ------         ------
                                                                    Millions of Dollars

OPERATING REVENUES. . . . . . . . . . . . .    $1,096      $1,020          $4,114       $2,297         $  484
                                               ------      ------          ------       ------         ------
OPERATING EXPENSES
Gas and electricity purchased for resale. .       924         844           3,583        1,906            333
Operation and maintenance . . . . . . . . .        93          86             353          228            113
Depreciation and amortization . . . . . . .        21          19              78           49             19
Taxes other than income . . . . . . . . . .        17          23              62           46             23
                                               ------      ------          ------       ------         ------
  Total operating expenses. . . . . . . . .     1,055         972           4,076        2,229            488
                                               ------      ------          ------       ------         ------

OPERATING INCOME (LOSS) . . . . . . . . . .        41          48              38           68             (4)

OTHER INCOME (DEDUCTIONS) - NET . . . . . .        (1)          -               5            1            (23)
                                               ------      ------          ------       ------         ------

INCOME (LOSS) BEFORE INTEREST AND
     INCOME TAXES . . . . . . . . . . . . .        40          48              43           69            (27)

INTEREST INCOME . . . . . . . . . . . . . .         -           -               1            -              1

INTEREST AND OTHER CHARGES. . . . . . . . .       (20)        (19)            (78)         (51)           (26)
                                               ------      ------          ------       ------         ------

INCOME (LOSS) BEFORE INCOME TAXES . . . . .        20          29             (34)          18            (52)

INCOME TAX EXPENSE (BENEFIT). . . . . . . .         8          12              (6)          10            (18)
                                               ------      ------          ------       ------         ------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS . . . . . . . . . . . . . .        12          17             (28)           8            (34)

LOSS FROM DISCONTINUED OPERATIONS . . . . .         -           -               -            -             (5)
                                               ------      ------          ------       ------         ------

NET INCOME (LOSS) . . . . . . . . . . . . .        12          17             (28)           8            (39)

PREFERRED STOCK DIVIDENDS . . . . . . . . .         1           1               4            6              4
                                               ------      ------          ------       ------         ------

NET INCOME (LOSS) AVAILABLE FOR
 COMMON STOCK . . . . . . . . . . . . . . .    $   11      $   16          $  (32)      $    2         $  (43)
                                               ======      ======          ======       ======         =======

See Notes to Condensed Consolidated Financial Statements.

                                     ENSERCH CORPORATION AND SUBSIDIARIES
                           (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                               STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                 (Unaudited)


                                                                               Twelve Months Ended March 31,
                                                                           -------------------------------------
                                                                                                1998
                                                                                      --------------------------
                                                                                                    Predecessor
                                                                                                    -----------
                                                                                      Period From   Period From
                                               Three Months Ended                     Acquisition  April 1, 1997
                                                    March 31,                           Date to       Through
                                               ------------------                      March 31,    Acquisition
                                                1999        1998            1999         1998           Date
                                               ------      ------          ------       ------         ------
                                                               Millions of Dollars

NET INCOME (LOSS). . . . . . . . . . . . . .   $   12      $   17          $  (28)      $    8         $  (39)
                                               ------      ------          ------       ------         ------

OTHER COMPREHENSIVE INCOME (LOSS) -
Net change during period:
Foreign currency translation adjustments . .        -           -               -            -              1
Minimum pension liability adjustments. . . .        -           -              (1)           -              -
                                               ------      ------          ------       ------         ------
     Total . . . . . . . . . . . . . . . . .        -           -              (1)           -              1
                                               ------      ------          ------       ------         ------

COMPREHENSIVE INCOME (LOSS). . . . . . . . .   $   12      $   17          $  (29)      $    8         $  (38)
                                               ======      ======          ======       ======         ======





See Notes to Condensed Consolidated Financial Statements.

                                     ENSERCH CORPORATION AND SUBSIDIARIES
                           (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                               CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                 (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      --------------------
                                                                                       1999          1998
                                                                                      ------        ------
                                                                                      Millions of Dollars
CASH FLOWS -- OPERATING ACTIVITIES
Income from continuing operations . . . . . . . . . . . . . . . . . . .               $   12        $   17
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .                   22            20
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                    5             7
Changes in operating assets and liabilities:
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .                   44           146
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   34            27
 Accounts payable:
   Parent and affiliates. . . . . . . . . . . . . . . . . . . . . . . .                   (7)           24
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (20)          (96)
 Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . .                  (14)           (1)
 Other working capital. . . . . . . . . . . . . . . . . . . . . . . . .                    -           (29)
 Energy marketing risk management assets and liabilities - net. . . . .                  (44)          (19)
Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (11)           (2)
                                                                                      ------        ------
   Cash provided by operating activities. . . . . . . . . . . . . . . .                   21            94
                                                                                      ------        ------

CASH FLOWS -- FINANCING ACTIVITIES
Issuances of securities:
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -           250
 Common stock - parent. . . . . . . . . . . . . . . . . . . . . . . . .                  250             -
Retirements of securities:
 Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -           (91)
 Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -          (100)
Change in notes payable:
 Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    6            (4)
 Parent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (243)         (118)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .                   (1)           (2)
Debt financing expenses . . . . . . . . . . . . . . . . . . . . . . . .                    -            (1)
                                                                                      ------        ------
   Cash provided by (used in) financing activities. . . . . . . . . . .                   12           (66)
                                                                                      ------        ------

CASH FLOWS -- INVESTING ACTIVITIES
Construction expenditures . . . . . . . . . . . . . . . . . . . . . . .                  (34)          (20)
Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (1)           (7)
                                                                                      ------        ------
   Cash used in investing activities. . . . . . . . . . . . . . . . . .                  (35)          (27)
                                                                                      ------        ------

CASH PROVIDED BY DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . .                    4             3
                                                                                      ------        ------

NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . .                    2             4

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE. . . . . . . . . . . . .                    -            12
                                                                                      ------        ------

CASH AND CASH EQUIVALENTS -- ENDING BALANCE . . . . . . . . . . . . . .               $    2        $   16
                                                                                      ======        ======

See Notes to Condensed Consolidated Financial Statements.

                                     ENSERCH CORPORATION AND SUBSIDIARIES
                           (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   ASSETS



                                                                            March 31,
                                                                              1999          December 31,
                                                                           (Unaudited)         1998
                                                                           -----------      ------------
                                                                                Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT
  Gas distribution and pipeline. . . . . . . . . . . . . . . . . . . . .        $1,249            $1,212
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            92                92
                                                                                ------            ------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,341             1,304
Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .            95                80
                                                                                ------            ------
      Net of accumulated depreciation. . . . . . . . . . . . . . . . . .         1,246             1,224
Construction work in progress. . . . . . . . . . . . . . . . . . . . . .            67                71
                                                                                ------            ------
      Net property, plant and equipment. . . . . . . . . . . . . . . . .         1,313             1,295
                                                                                ------            ------

INVESTMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            45                44
                                                                                ------            ------

GOODWILL (net of accumulated amortization: 1999 - $34; 1998 - $29) . . .           824               829
                                                                                ------            ------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .             2                 -
  Accounts receivable (net of allowance for uncollectible accounts:
    1999 - $4; 1998 - $3). . . . . . . . . . . . . . . . . . . . . . . .           509               553
  Energy marketing risk management assets. . . . . . . . . . . . . . . .           569               832
  Inventories - at average cost:
    Materials and supplies . . . . . . . . . . . . . . . . . . . . . . .            10                 9
    Gas stored underground . . . . . . . . . . . . . . . . . . . . . . .            68               103
  Prepayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8                 7
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .            12                12
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .            40                43
                                                                                ------            ------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .         1,218             1,559
                                                                                ------            ------

OTHER ASSETS
  Energy marketing risk management assets. . . . . . . . . . . . . . . .           120               128
  Unamortized regulatory assets. . . . . . . . . . . . . . . . . . . . .            47                48
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .            47                51
  Deferred debits. . . . . . . . . . . . . . . . . . . . . . . . . . . .            12                10
                                                                                ------            ------
      Total other assets . . . . . . . . . . . . . . . . . . . . . . . .           226               237
                                                                                ------            ------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $3,626            $3,964
                                                                                ======            ======

See Notes to Condensed Consolidated Financial Statements.

                                      ENSERCH CORPORATION AND SUBSIDIARIES
                           (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                       CAPITALIZATION AND LIABILITIES



                                                                                   March 31,
                                                                                     1999          December 31,
                                                                                  (Unaudited)          1998
                                                                                  -----------      ------------
                                                                                       Millions of Dollars
CAPITALIZATION
  Common stock (par value -- $.01 per share):
   Authorized shares -- 100,000,000
   Outstanding shares: 1999 -- 451,000 and 1998 -- 201,000. . . . . . . . . . . .      $    -            $    -
  Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,025               775
  Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . .         (22)              (33)
  Accumulated other comprehensive income (loss) . . . . . . . . . . . . . . . . .          (1)               (1)
                                                                                       ------            ------
     Total common stock equity. . . . . . . . . . . . . . . . . . . . . . . . . .       1,002               741

  Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          75                75
  ENSERCH obligated, mandatorily redeemable, preferred securities of subsidiary .
   trust holding solely junior subordinated debentures of ENSERCH . . . . . . . .         147               146
  Advances from parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         177               420
  Long-term debt, less amounts due currently. . . . . . . . . . . . . . . . . . .         551               551
                                                                                       ------            ------
     Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,952             1,933
                                                                                       ------            ------
CURRENT LIABILITIES
  Notes payable - banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9                 3
  Long-term debt due currently. . . . . . . . . . . . . . . . . . . . . . . . . .         150               151
  Accounts payable:
   Parent and affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20                27
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         463               483
  Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . .         532               838
  Interest and taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . .          27                40
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          89                91
                                                                                       ------            ------
     Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       1,290             1,633
                                                                                       ------            ------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes and unamortized investment tax credits. . . .          13                13
  Pensions and other postretirement benefits. . . . . . . . . . . . . . . . . . .         150               149
  Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . .          84                93
  Other deferred credits and noncurrent liabilities . . . . . . . . . . . . . . .         137               143
                                                                                       ------            ------
     Total deferred credits and other noncurrent liabilities. . . . . . . . . . .         384               398
                                                                                       ------            ------

COMMITMENTS AND CONTINGENCIES (Note 7)
                                                                                       ------            ------
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $3,626            $3,964
                                                                                       ======            ======

See Notes to Condensed Consolidated Financial Statements.

                     ENSERCH CORPORATION AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.BUSINESS, MERGERS AND DISPOSITIONS

     ENSERCH Corporation (ENSERCH or the Corporation) is an integrated energy company focused on natural gas. Substantially all of its business operations consist of the gathering, processing, transmission and distribution of natural gas and the marketing of natural gas and electricity. Businesses and subsidiaries of ENSERCH include Lone Star Gas Company (Lone Star Gas), a gas distribution company in Texas, serving over 1.37 million customers and providing service through over 24,000 miles of distributions mains; Lone Star Pipeline Company (Lone Star Pipeline), which has approximately 7,600 miles of gathering and transmission pipeline in Texas; and subsidiaries engaged in natural gas processing (Enserch Processing, Inc.) and United States (US) energy marketing (Enserch Energy Services, Inc. or EES).

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

2.SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The condensed consolidated financial statements of ENSERCH and its subsidiaries have been prepared on the same basis as those in the 1998 Annual Report on Form 10-K (1998 Form 10-K) and, in the opinion of ENSERCH, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications.

     Consolidation -- The consolidated financial statements include the accounts of the Corporation and all of its majority-owned subsidiaries, including its subsidiary business trust.

                     ENSERCH CORPORATION AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     All dollar amounts in the condensed financial statements and notes to condensed financial statements, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

3.LINES OF CREDIT

     At March 31, 1999, TUC, TU Electric Company, a wholly-owned subsidiary of TUC (TU Electric), and ENSERCH had $3.5 billion of joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $2.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this amount, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities, excluding amounts restricted to finance the acquisition of a non-US subsidiary by TUC, are limited to an aggregate of $2.2 billion outstanding at any one time. ENSERCH's borrowings under both facilities is limited to an aggregate of $650 million outstanding at any one time. The facilities primarily support commercial paper borrowings by TUC. At March 31, 1999, ENSERCH had no borrowings outstanding under these lines.

4.CAPITALIZATION

     ENSERCH Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of ENSERCH (Trust Securities)-- At March 31, 1999, a statutory business trust, ENSERCH Capital I, established as a financing subsidiary of ENSERCH for the purpose of issuing trust securities and holding Junior Subordinated Debentures of ENSERCH, had $150 million of floating rate trust securities outstanding which have a liquidation preference of $1,000 per unit. Distributions on these trust securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of
ENSERCH. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028, and ENSERCH has the right to redeem the Series A Debentures and the Trust Securities in whole or in part on or after July 1, 2003. ENSERCH owns the securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities.

     In February 1999, TUC purchased 250,000 shares of common stock from the Corporation for $250 million, and ENSERCH used the proceeds to repay intercompany advances from TUC.

5.DERIVATIVE INSTRUMENTS

     The Corporation enters into derivative instruments to manage market risks related to changes in interest rates and commodity prices. The Corporation's participation in derivative transactions, except for the energy marketing activities of EES, have been designated for hedging purposes and are not held or issued for trading purposes.

     Interest Rate Risk Management -- At March 31, 1999, ENSERCH had various interest rate swaps in effect, the terms and notional amounts of which had not changed from December 31, 1998.

                     ENSERCH CORPORATION AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Energy Marketing Activities -- EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments related to natural gas and electricity marketing activities. The notional amounts and terms of the portfolio as of March 31, 1999 included financial instruments that provide for fixed price receipts of 2,693 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,844 TBtue, with a maximum term of seven years. Additionally, sales and purchase commitments totaling 1,208 TBtue, with terms extending up to nine years, are included in the portfolio as of March 31, 1999.

6.REGULATION AND RATES

     Gas Utilities Docket No. 8935 -- Lone Star Gas Company (Lone Star Gas), a division of ENSERCH, filed an application with the Railroad Commission of Texas on February 25, 1999, to modify the gas cost adjustment provision of the city gate rate tariff approved in November 1997. The modification will allow for a more accurate recovery of the gas cost approved for recovery from Lone Star Gas residential and commercial customers. Currently, cycle billing causes Lone Star Gas to over or under recover the allowed gas costs. A Final Order is expected in August 1999. Lone Star Gas is unable to predict the outcome of these proceedings.

     Lone Star Gas has an on-going program to identify distribution systems in which its current rates are producing inadequate returns on its investment and to seek rate relief from the municipalities served by those deficient systems. Lone Star Gas filed and completed twelve such rate cases since July 1998. Approved revenue increases totaled $5.5 million on an annual basis. Lone Star Gas currently has rate cases pending in five distribution systems in which it is seeking rate increases totaling $9.1 million on an annual basis. Lone Star Gas is unable to predict the outcome of these rate cases.

7.COMMITMENTS AND CONTINGENCIES

     Legal Proceedings -- On October 30, 1995, a lawsuit was filed in the Supreme Court of Western Australia by Woodside Petroleum Ltd. and its joint venture partners against the Corporation, a former subsidiary of the Corporation and others. Plaintiffs seek damages of approximately $18 million from the Corporation based on an indemnity arrangement and approximately $208 million from the other defendants for alleged breaches of contract and breaches of a trade practice act, all in connection with the construction of an offshore gas and condensate drilling production platform. The Corporation has agreed to indemnify the current owner of the former subsidiary pursuant to the provisions in the prior sales agreement. Following a preliminary hearing, the Court, on December 4, 1997, delivered an opinion in favor of the Corporation, the former subsidiary and the other defendants finding that the defendants are other assureds under certain insurance policies owned by the plaintiffs and that the plaintiffs and their insurers are precluded from bringing a subrogated claim against the defendants. On April 29, 1998, the court entered a final judgment. The plaintiff's lawsuit was dismissed as well as the counterclaims of the defendants. The plaintiffs served their notice of appeal on May 19, 1998. The appeal was heard by the Full Court of the Supreme Court of Western Australia beginning February 1, 1999. In March 1999, the Full Court of the Supreme Court entered a judgment dismissing the plaintiffs' appeal. The plaintiffs are expected to seek special leave to perfect a further appeal to the High Court of Australia.

     In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), TUC, David W.
Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class comprised of all purchasers of the common stock of ENSERCH or EEX between January 26, 1996 and August 4, 1997, including former shareholders of ENSERCH who received shares of EEX and

                     ENSERCH CORPORATION AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


TUC pursuant to the merger agreement between ENSERCH and TUC dated
April 13, 1996, all EEX shareholders solicited pursuant to a proxy statement/prospectus issued by EEX dated October 2, 1996, and all ENSERCH shareholders solicited by a joint proxy statement/prospectus issued by ENSERCH and TUC dated September 23, 1996. The Gracy Fund alleged that the defendants participated in a fraudulent scheme and course of business by disseminating materially false and misleading statements regarding EEX's and ENSERCH's business, which allegedly caused the plaintiffs and other members of the class to purchase EEX and ENSERCH stock at artificially inflated prices. In such connection, the plaintiffs alleged that the defendants violated various provisions of the Securities Act of 1933 and the Securities and Exchange Act of 1934 (Exchange Act).

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

     In December 1998, the United States District Court for the Northern District of Texas issued an Order in Cause No. 3-98-CV-1808-G consolidating the Gracy Fund and the Thorne suits (the Consolidated Action). On January 22, 1999, the Gracy Fund, et al filed an amended class action complaint in the Consolidated Action against EEX, ENSERCH, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani.
TUC and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants in the amended complaint are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of ENSERCH. The amended complaint alleges violations of provisions of the Securities Act of 1933 and the Exchange Act. The state law claims alleged in the Thorne case have been omitted. The class period was amended to include those persons acquiring stock of ENSERCH and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss on March 8, 1999, and it is expected that under the Private Securities Litigation Reform Act of 1995 the court will stay discovery pending a ruling on the motion to dismiss. The Corporation is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but it intends to vigorously defend this suit.

     General -- The Corporation is involved in various legal and administrative proceedings and has other contingencies, which, in the opinion of management, should not have a material effect upon the Corporation's financial position, results of operations or cash flows.

                     ENSERCH CORPORATION AND SUBSIDIARIES
            (A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.SEGMENT INFORMATION

     The Corporation has two reportable operating segments:

     (1) US Gas Pipeline and Distribution - operations engaged in the gathering, processing, transmission, and distribution of natural gas and selling of natural gas liquids primarily within Texas (principally Lone Star Gas, Lone Star Pipeline and Enserch Processing, Inc.); and

     (2) US Energy Marketing - operations engaged in the purchasing and selling of natural gas and electricity and providing risk management services for the energy industry throughout the US (EES).


                                                                         Twelve Months Ended March 31,
                                                                     -------------------------------------
                                                                                           1998
                                                                                --------------------------
                                                                                              Predecessor
                                                                                              -----------
                                                                                Period From   Period From
                                                                                Acquisition  April 1, 1997
                                            Three Months Ended                    Date to       Through
                                                 March 31,                       March 31,    Acquisition
                                             1999       1998          1999         1998          Date
                                            ------     ------        ------       ------        ------
  Trade Revenues -
     US Gas Pipeline and Distribution.      $  293     $  335        $  787       $  752        $  208
     US Energy Marketing . . . . . . .         800        684         3,315        1,543           258
     Other . . . . . . . . . . . . . .           3          1            12            2            18
                                            ------     ------        ------       ------        ------
          Consolidated . . . . . . . .      $1,096     $1,020        $4,114       $2,297        $  484
                                            ======     ======        ======       ======        ======

  Affiliated Revenues -
     US Gas Pipeline and Distribution.      $    5     $    7        $   22       $   17        $   11
     US Energy Marketing . . . . . . .           -          -             1            1             -
     Eliminations. . . . . . . . . . .          (5)        (7)          (23)         (18)          (11)
                                            ------     ------        ------       ------        ------
          Consolidated . . . . . . . .      $    -     $    -        $    -       $    -        $    -
                                            ======     ======        ======       ======        ======

  Net Income (Loss) -
     US Gas Pipeline and Distribution.      $   26     $   25        $  (10)      $   33        $   (8)
     US Energy Marketing . . . . . . .          (7)        (1)            -          (14)           (7)
     Other . . . . . . . . . . . . . .          (7)        (7)          (18)         (11)          (19)
     Discontinued Operations . . . . .           -          -             -            -            (5)
                                            ------     ------        ------       ------        ------
          Consolidated . . . . . . . .      $   12     $   17        $  (28)      $    8        $  (39)
                                            ======     ======        ======       ======        ======

INDEPENDENT ACCOUNTANTS' REPORT



ENSERCH Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of ENSERCH Corporation and subsidiaries (the Corporation) as of March 31, 1999, and the related condensed statements of consolidated income and of comprehensive income for the three-month periods ended March 31, 1999 and 1998, the twelve-month period ended March 31, 1999, and the period from the acquisition date (August 5, 1997) through March 31, 1998, and the condensed statements of consolidated cash flows for the three-month periods ended March 31, 1999 and 1998 and for the Predecessor Company operations the condensed statements of consolidated income and of comprehensive income for the period from April 1, 1997 through the acquisition date. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Corporation as of December 31, 1998, and the related statements of consolidated income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
May 13, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     This report and other presentations made by ENSERCH Corporation (ENSERCH or the Corporation) and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although ENSERCH believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in ENSERCH's Annual Report on Form 10-K for the year 1998 (1998 Form 10-K), as well as, general industry trends; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demand, among others, that could cause the actual results of ENSERCH to differ materially from those projected in such forward-looking statement.

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

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in ENSERCH's 1998 Form 10-K. Results for the three-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of the Corporation have occurred subsequent to year-end other than as disclosed in other reports of ENSERCH or included herein.

     Cash flows provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 1999 were $39 million compared with $44 million in the same period of 1998.
Changes in operating assets and liabilities for the first quarter of 1999 used cash of $18 million but provided cash of $50 million in the first quarter of 1998. Discontinued operations provided cash of $4 million in the three months of 1999 compared with $3 million in the 1998 period.

     Cash flows used in investing activities for the three-month period ended March 31, 1999 were $35 million versus $27 million in the comparable period of 1998. Capital expenditures for the 1999 first quarter were $14 million higher than the comparable period of 1998. Other investing activities required cash of $1 million in the first quarter of 1999 versus $7 million in the like 1998 period.

     The capitalization ratios of the Corporation as of March 31, 1999 consisted of approximately 37% long-term debt (including advances from parent), 4% preferred stock, 8% trust securities and 51% common stock equity.

     In February 1999, TUC purchased 250,000 shares of common stock from the Corporation for $250 million, and ENSERCH used the proceeds to repay intercompany advances from TUC.

     At March 31, 1999, TUC, TU Electric Company, a wholly-owned subsidiary of TUC (TU Electric), and ENSERCH had $3.5 billion of joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $2.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this amount, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TUC, TU Electric and ENSERCH under both facilities, excluding amounts restricted to finance the acquisition of a non-US subsidiary by TUC, are limited to an aggregate of $2.2 billion outstanding at any one time. ENSERCH's borrowings under both facilities is limited to an aggregate of $650 million outstanding at any one time. The facilities primarily support commercial paper borrowings by TUC. At March 31, 1999, ENSERCH had no borrowings outstanding under these lines.

     ENSERCH may issue additional debt and equity securities as needed, including the possible future sale of up to $100 million aggregate principal amount of securities currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

     Risk Management -- No material substantive changes in the exposure to or management of interest rate risk have occurred subsequent to December 31, 1998.

     Energy Marketing Activities -- EES' energy portfolio is comprised of forward commitments, futures, swaps, options and other derivative instruments related to natural gas and electricity marketing activities. The notional amounts and terms of the portfolio as of March 31, 1999 included financial instruments that provide for fixed price receipts of 2,693 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,844 TBtue, with a maximum term of seven years. Additionally, sales and purchase commitments totaling 1,208 TBtue, with terms extending up to nine years, are included in the portfolio as of March 31, 1999.

Regulation and Rates
--------------------

     ENSERCH has several rate requests pending or on appeal. (See Note 6 to Condensed Consolidated Financial Statements for a discussion of these items).

RESULTS OF OPERATIONS

     ENSERCH had income from continuing operations of $12 million for the three-month period ended March 31, 1999, compared with income of $17 million for the same period in 1998. The decrease was primarily due to the impact of mild winter weather and lower margins on energy marketing activities.

     For the twelve-month periods of 1999 and 1998, the Corporation had losses from continuing operations of $28 million and $26 million, respectively. The 1998 twelve-month period results were reduced by merger-related expenses of $24 million pretax included in other income (deductions)-net, which were partially offset by a gain on the sale of interests in cogeneration projects of $12.5 million pretax.

     Consolidated revenues for the three and twelve months ended March 31, 1999 increased 7% and 48%, respectively, compared with the same periods for 1998. The higher revenues were primarily due to increased energy marketing activities, particularly electricity trading. Gas and electricity purchased for resale for the three-and twelve-month periods of 1999 increased 9% and 60%, respectively, over the 1998 periods, also due to a significant increase in energy marketing activities.

     The US Gas Pipeline and Distribution segment for the three months ended March 31, 1999 and 1998 had net income of $26 million and $25 million, respectively. Operating revenues for the three-month period in 1999 were $44 million lower than the same period in 1998, principally due to the impact of much milder winter weather on demand and prices. Despite this, net income increased over the same three-month period in 1998, primarily due to improved margins resulting from the lower cost of gas sold to customers and to lower gross receipts taxes, partially offset by higher operation and maintenance expenses.

     The US Energy Marketing segment had a net loss of $7 million for the three months ended March 31, 1999 versus a net loss of $1 million for the same period in 1998. Operating revenues for the 1999 first quarter were up 17% from the year-earlier period; however, margins were down significantly due to a market that was capped by mild winter weather. Operating expenses for the first quarter this year were also higher than in the prior first quarter due to increased infrastructure costs as a result of business growth.

     The Corporation's effective income tax rate in all periods since acquisition differs from the statutory rate primarily due to the amortization of goodwill, which is not deductible for tax purposes.

CHANGE IN ACCOUNTING STANDARDS

     SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for fiscal years beginning after June 15, 1999. Many existing contracts relating to electric and gas purchases and sales may be classified as derivatives under the definition of derivatives in the new standard. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in their fair values be recorded in earnings or common stock equity as part of comprehensive income depending upon the intended use of the derivatives and their resulting designations. The new standard will supersede or amend existing standards which deal with hedge accounting and derivatives. The Corporation has not yet determined the effect adopting this standard will have on its financial statements.

YEAR 2000 ISSUES

Overview
--------

     Year 2000 (Y2K) issues of ENSERCH are being addressed with those of its parent company, TUC. The following disclosure regarding Y2K issues of TUC's US businesses is excerpted from TUC's Form 10-Q for the period ended March 31, 1999 with references in TUC's discussion to "the Company" changed to "TUC."

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

     Applications and equipment in each of these three major initiatives have been inventoried and categorized based on their criticality to TUC's business operations. Assessments of the potential impact due to Y2K issues are essentially complete. This process includes the solicitation of vendor feedback, comparing information with other energy companies, and in many cases internal verification by testing. The remediation and testing work on IT Corporate Applications currently stands at approximately eighty percent complete. The IT Infrastructure project is currently eighty-five percent complete. Remediation work on embedded systems is scheduled to be completed by September 1999. A number of tests on production equipment with embedded systems have been performed. TUC will continue to test this equipment throughout the first half of 1999.

Readiness
---------

      The IT Corporate Applications remediation and testing activities are approximately eighty percent complete. Certification for the Y2K compliance on mission critical core business applications was completed as scheduled by the end of the first quarter with certification of remaining applications scheduled for the third quarter of 1999.

     The IT Infrastructure project involves assessing the compliance of standard computer hardware, network systems including gateways, hubs and routers, telecommunications equipment, operating systems and IT standard software products. Equipment is being individually tested using software products and applicable test procedures. Network system tests have been performed. Eighty-five percent of the IT Infrastructure is Y2K ready. Mainframe computers and support equipment within the data center have received all necessary upgrades. Other remediation schedules were adjusted during the quarter to improve the cost effectiveness of the work. Remediation of equipment within major work locations will be completed May 15, 1999. Non critical equipment in remote sites will be remediated throughout the second and third quarters. Certain software vendors will not have Y2K ready versions of their product available until the second quarter of 1999. These software upgrades will be tested and implemented during the second quarter. TUC's 900 megahertz radio system is being upgraded, and is scheduled to be completed in July 1999.

     Non-IT Equipment and Applications involve the hardware and software products that reside in individual business units. These items include the embedded systems that are used in the production, energy delivery, and other processes of TUC. Inventories have been conducted to identify these embedded systems in individual business units. Assessments are substantially complete. Some remediation needs have been identified in various business units as a result of Y2K testing. In most cases, these concern software upgrades that are necessary to ensure that information produced by these systems can be efficiently used in TUC's business processes. The upgrades are not required for equipment functionality. These remediation activities are planned for completion by the end of the second quarter of 1999.

     TUC is analyzing the potential impact of Y2K compliance efforts of third parties. Over 2,000 suppliers and service providers have been contacted to determine the status of their Y2K efforts. Approximately seventy percent of these vendors have responded. Their responses are being prioritized, and the programs and status of the most significant among them are being analyzed in detail. This initial analysis is complete. The more significant interdependencies relate to telecommunications and gas suppliers. On site audits of a limited number of significant third parties are being conducted during the first half of 1999.

Costs
-----

     The costs associated with TUC's Y2K efforts for its US energy businesses are currently estimated to be approximately $36 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. The costs related to the three major initiatives are estimated to be as follows: IT Corporate Applications - $14 million; IT Infrastructure - $7 million; and Non IT-Equipment and Applications - $15 million. These costs are being expensed as incurred over the period 1996 to 2000; and a total of approximately $17 million had been expended through December 31, 1998 (latest available information). There can be no assurance that these estimated costs will not increase as TUC's Y2K program continues.

     Strategic initiatives were begun in two areas prior to beginning work on the Y2K issue, and the costs for these initiatives are not included in the estimate above. The energy management system for TUC's transmission grid is being replaced. TUC's principal financial and accounting system has been replaced. Each of these projects will eliminate potential Y2K deficiencies; however, that was not a significant consideration at the time replacement decisions were made.

Risk Issues
-----------

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

     As TUC's Y2K program proceeds, TUC will continue to assess its internal and external risks, not all of which are within its control; and it will continue to consider the most reasonably likely worst case scenario. There can be no assurance that all material Y2K risks within TUC's control will have been adequately identified and corrected before the end of 1999. In addition, TUC can make no assurances regarding the Y2K readiness of systems and parties outside its control or the effect on TUC if those parties are not Y2K compliant.

Contingency Plans
-----------------

     TUC has in place detailed emergency response and disaster recovery plans designed to ensure high reliability of service to customers. These plans are utilized routinely for abnormal service conditions. These plans have been reviewed to identify required actions specific to the Y2K issue. Draft contingency plans have been developed and were filed with the Public Utility Commission of Texas (PUC) on December 31, 1998. These Y2K contingency plans address both TUC activities and actions necessary to mitigate the impact of third party disruptions. These contingency plans have been coordinated with those of the Electric Reliability Council of Texas and North American Electric Reliability Council. Final contingency plans are scheduled to be completed by June 1999.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Corporation is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 1998 Form 10-K and is therefore not presented herein.

PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits filed as part of Part II are:

          15 - Letter of Deloitte & Touche LLP as to unaudited interim financial statements.

          27 - Financial Data Schedule

     (b)Reports on Form 8-K filed since December 31, 1998:

          None

                                SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                          ENSERCH Corporation





                                            By     /s/ Jerry W. Pinkerton
                                               ------------------------------
                                                       Jerry W. Pinkerton
                                               Vice President and Controller,
                                                Principal Accounting Officer





Date: May 13, 1999