Form 10-Q
period 1999-06-30
ENSERCH CORP
filed 1999-08-13
CIK 33015

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             -----------------------

                                      FORM 10-Q


       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      -- OR --

       ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        -------------------------------



                                 TXU Gas Company
                   (formerly known as ENSERCH Corporation)



     A Texas Corporation                      I.R.S. Employer Identificiation
 Commission File Number 1-3183                          No. 750399066



            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600

                           -------------------------


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X   No


Common Stock outstanding at August 11, 1999: 451,000 shares, par value $0.01 per share.

===============================================================================

TABLE OF CONTENTS
-------------------------------------------------------------------------------

Part I. Financial Information                                             Page
                                                                          ----
         Item 1.  Financial Statements

          TXU Gas Company and Subsidiaries
               Condensed Statements of Consolidated Income -
               Three, Six and Twelve Months Ended June 30, 1999 and 1998...  3

               Condensed Statements of Consolidated Comprehensive Income - Three, Six and Twelve Months Ended June 30, 1999 and 1998... 4

               Condensed Statements of Consolidated Cash Flows -
               Six Months Ended June 30, 1999 and 1998.....................  5

               Condensed Consolidated Balance Sheets -
               June 30, 1999 and December 31, 1998.........................  6

               Notes to Condensed Consolidated Financial Statements........  8

               Independent Accountants' Report............................. 12

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 13

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 18

Part II. Other Information

       Item 6. Exhibits and Reports on Form 8-K............................ 19

Signature.................................................................. 20


                                                         PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
                                                                 TXU GAS COMPANY
                                                         (FORMERLY ENSERCH CORPORATION,
                                      A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
                                                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                                   (Unaudited)

                                                                                                       Twelve Months Ended June 30,
                                                                                                       ----------------------------
                                                                                                                    1998
                                                                                                         ------------ -------------
                                                                                                                      Predecessor
                                                                                                                     ------------
                                                                                                         Period From  Period From
                                                       Three Months Ended   Six Months Ended             Acquisition  July 1, 1997
                                                           June 30,            June 30,                    Date to      Through
                                                       ------------------   ----------------               June 30,   Acquisition
                                                       1999        1998     1999         1998     1999      1998          Date
                                                       ----        ----     ----         ----     ----  -----------   -----------
                                                                             Millions of Dollars
OPERATING REVENUES. . . . . . . . . . . . . . . . . .  $  690     $  873    $1,786       $1,893  $3,931   $3,170      $   136
                                                       ------     ------    ------       ------  ------   ------      -------
OPERATING EXPENSES
  Gas and electricity purchased for resale. . . . . .     588        767     1,512        1,611   3,404    2,673           86
  Operation and maintenance . . . . . . . . . . . . .      91         85       184          171     359      313           29
  Depreciation and other amortization . . . . . . . .      17         15        32           29      59       50            5
  Goodwill amortization . . . . . . . . . . . . . . .       5          5        11           10      21       18            -
  Taxes other than income . . . . . . . . . . . . . .      19         16        36           39      64       63            4
                                                       ------     ------    ------       ------  ------   ------      -------
      Total operating expenses. . . . . . . . . . . .     720        888     1,775        1,860   3,907    3,117          124
                                                       ------     ------    ------       ------  ------   ------      -------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . .     (30)       (15)       11           33      24       53           12

OTHER INCOME (DEDUCTIONS) - NET . . . . . . . . . . .       -          1        (1)           1       3        2          (18)
                                                       ------     ------    ------       ------  ------   ------      -------
INCOME (LOSS) BEFORE INTEREST AND
     INCOME TAXES . . . . . . . . . . . . . . . . . .     (30)       (14)       10           34      27       55          (6)

INTEREST INCOME . . . . . . . . . . . . . . . . . . .       1          -         1            -       1       -            -

INTEREST AND OTHER CHARGES. . . . . . . . . . . . . .     (18)       (18)      (38)         (37)    (77)     (69)         (6)
                                                       ------     ------    ------       ------  ------   ------      ------
LOSS BEFORE INCOME TAXES  . . . . . . . . . . . . . .     (47)       (32)      (27)          (3)    (49)     (14)        (12)

INCOME TAX EXPENSE (BENEFIT). . . . . . . . . . . . .     (14)       (10)       (6)           2     (11)       -          -
                                                       ------     ------    ------       ------  ------   ------      ------
LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . .     (33)       (22)      (21)          (5)    (38)     (14)        (12)

INCOME FROM DISCONTINUED OPERATIONS . . . . . . . . .       -         -         -             -        -       -           3
                                                       ------     ------    ------       ------  -------  ------      ------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . .     (33)       (22)      (21)          (5)    (38)     (14)         (9)

PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . .       1          1         2            2       4        7           1
                                                       ------     ------    ------       ------  ------   ------      ------
NET LOSS AVAILABLE FOR COMMON STOCK . . . . . . . . .  $  (34)    $  (23)   $  (23)      $   (7) $  (42)  $  (21)     $  (10)
                                                       ======     ======    ======       ======  ======   ======      ======

See Notes to Condensed Consolidated Financial Statements.

                                                                TXU GAS COMPANY
                                                        (FORMERLY ENSERCH CORPORATION,
                                    A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
                                                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                                  (Unaudited)


                                                                                                        Twelve Months Ended June 30,
                                                                                                        ----------------------------
                                                                                                                     1998
                                                                                                        ----------------------------
                                                                                                                       Predecessor
                                                                                                                      -----------
                                                                                                       Period From    Period From
                                                    Three Months Ended     Six Months Ended            Acquisition   July 1, 1997
                                                        June 30,                June 30,                 Date to        Through
                                                     -----------------     -------------------           June 30,     Acquisition
                                                      1999         1998     1999        1998     1999      1998          Date
                                                      ----         ----     ----        ----     ----      ----          ----
                                                                                    Millions of Dollars
NET LOSS . . . . . . . . . . . . . . . . . . . . .  $  (33)      $  (22)   $ (21)       $ (5)    $ (38)   $ (14)        $  (9)
                                                    ------       ------    -----        ----     -----    -----         -----
OTHER COMPREHENSIVE INCOME (LOSS) -
  Net change during period:
  Foreign currency translation adjustments . . . .      -            -         -          -          -       -              1
  Minimum pension liability adjustments. . . . . .      -            -         -          -         (1)      -              -
                                                    ------       ------    -----        ----     -----    -----         -----
       Total . . . . . . . . . . . . . . . . . . .      -            -         -          -         (1)      -              1
                                                    ------       ------    -----        ----     -----    -----         -----
COMPREHENSIVE LOSS . . . . . . . . . . . . . . . .  $  (33)      $  (22)   $ (21)       $ (5)    $ (39)   $ (14)        $  (8)
                                                    ======       ======    =====        ====     =====    =====         =====


See Notes to Condensed Consolidated Financial Statements.

                                                                TXU GAS COMPANY
                                                        (FORMERLY ENSERCH CORPORATION,
                                    A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
                                                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                  (Unaudited)


                                                                                                  Six Months Ended
                                                                                                     June 30,
                                                                                                ------------------
                                                                                                1999         1998
                                                                                                ----         ----
                                                                                               Millions of Dollars
CASH FLOWS - OPERATING ACTIVITIES
  Loss from continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (21)        $  (5)
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      45            41
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11            32
  Changes in operating assets and liabilities:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     293           240
     Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11            10
     Accounts payable:
       Parent and affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (9)            5
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (249)         (163)
     Interest and taxes accrued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8)          (35)
     Other working capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16           (24)
     Energy marketing risk management assets and liabilities - net. . . . . . . . . . . . .     (69)          (25)
     Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (25)          (13)
                                                                                             ------         -----
       Cash (used in) provided by operating activities. . . . . . . . . . . . . . . . . . .      (5)           63
                                                                                             ------         -----
CASH FLOWS - FINANCING ACTIVITIES
  Issuances of securities:
     Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -           250
     Common stock - parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     250             -
  Retirements of securities:
     Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -           (91)
     Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -          (100)
  Change in notes payable:
     Banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3            (4)
     Parent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (177)          (51)
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1)           (3)
  Debt financing expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -            (1)
                                                                                             ------         -----
       Cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . . .      75             -
                                                                                             ------         -----
CASH FLOWS - INVESTING ACTIVITIES
  Construction expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (71)          (64)
  Other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -            (4)
                                                                                             ------         -----
       Cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . .     (71)          (68)
                                                                                             ------         -----
CASH PROVIDED BY DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . .       7             1
                                                                                             ------         -----
NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . .       6            (4)

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE . . . . . . . . . . . . . . . . . . . . . . .       -            12
                                                                                             ------        ------
CASH AND CASH EQUIVALENTS - ENDING BALANCE. . . . . . . . . . . . . . . . . . . . . . . . .  $    6        $    8
                                                                                             ======        ======

See Notes to Condensed Consolidated Financial Statements.

                                                                TXU GAS COMPANY
                                                        (FORMERLY ENSERCH CORPORATION,
                                     A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    ASSETS



                                                                                                     June 30,
                                                                                                      1999             December 31,
                                                                                                   (Unaudited)            1998
                                                                                                   ----------          ------------
                                                                                                           Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT
  Gas distribution and pipeline . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $1,284             $1,212
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                93                 92
                                                                                                       ------             ------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,377              1,304
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               112                 80
                                                                                                       ------             ------
          Net of accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .             1,265              1,224
  Construction work in progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                68                 71
                                                                                                       ------             ------
          Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . .             1,333              1,295
                                                                                                       ------             ------
INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                44                 44
                                                                                                       ------             ------
GOODWILL (net of accumulated amortization: 1999 - $40; 1998 - $29). . . . . . . . . . . . .               818                829
                                                                                                       ------             ------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 6                 -
  Accounts receivable (net of allowance for uncollectible accounts:
      1999 - $4; 1998 - $3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               260                553
  Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . . .               844                832
  Inventories - at average cost:
     Materials and supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                11                  9
     Gas stored underground . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                90                103
  Prepayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 7                  7
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                12                 12
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                20                 43
                                                                                                       ------             ------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,250              1,559
                                                                                                       ------             ------
OTHER ASSETS
  Energy marketing risk management assets . . . . . . . . . . . . . . . . . . . . . . . . .               145                128
  Unamortized regulatory assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                46                 48
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                42                 51
  Deferred debits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                20                 10
                                                                                                       ------             ------
          Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               253                237
                                                                                                       ------             ------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $3,698             $3,964
                                                                                                       ======             ======

See Notes to Condensed Consolidated Financial Statements.

                                                                TXU GAS COMPANY
                                                        (FORMERLY ENSERCH CORPORATION,
                                     A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        CAPITALIZATION AND LIABILITIES



                                                                                                     June 30,
                                                                                                      1999           December 31,
                                                                                                   (Unaudited)         1998
                                                                                                   ----------        ------------
                                                                                                          Millions of Dollars
CAPITALIZATION
  Common stock (par value - $.01 per share):
     Authorized shares - 100,000,000
     Outstanding shares: 1999 - 451,000 and 1998 - 201,000. . . . . . . . . . . . . . . . .         $    -              $     -
  Paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,024                 775
  Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (54)                (33)
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . . . . .             (1)                 (1)
                                                                                                    ------              ------
      Total common stock equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            969                 741
  Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             75                  75
  TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated debentures of
       TXU Gas Company. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            146                 146
  Advances from parent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            243                 420
  Long-term debt, less amounts due currently. . . . . . . . . . . . . . . . . . . . . . . .            551                 551
                                                                                                    ------              ------
       Total capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,984               1,933
                                                                                                    ------              ------
CURRENT LIABILITIES
  Notes payable - banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6                   3
  Long-term debt due currently. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            150                 151
  Accounts payable:
     Parent and affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             18                  27
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            234                 483
  Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . . . . . .            772                 838
  Interest and taxes accrued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33                  40
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             87                  91
                                                                                                    ------              ------
       Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,300               1,633
                                                                                                    ------              ------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes and unamortized investment tax credits. . . . . . . . .             13                  13
  Pensions and other postretirement benefits. . . . . . . . . . . . . . . . . . . . . . . .            149                 149
  Energy marketing risk management liabilities. . . . . . . . . . . . . . . . . . . . . . .            119                  93
  Other deferred credits and noncurrent liabilities . . . . . . . . . . . . . . . . . . . .            133                 143
                                                                                                    ------              ------
       Total deferred credits and other noncurrent liabilities. . . . . . . . . . . . . . .            414                 398
                                                                                                    ------              ------
COMMITMENTS AND CONTINGENCIES (Note 7)
                                                                                                    ------              ------
       Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $3,698              $3,964
                                                                                                    ======              ======

See Notes to Condensed Consolidated Financial Statements.

                                TXU GAS COMPANY
                        (FORMERLY ENSERCH CORPORATION,
      A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND MERGERS

     In May 1999, Texas Utilities Company, the parent of ENSERCH Corporation (ENSERCH), adopted TXU Corp as its assumed name and began doing business as TXU Corp (TXU). On June 14, 1999, ENSERCH's name was changed to TXU Gas Company (TXU Gas), and the names of several of its subsidiaries were also changed. TXU Gas is an integrated energy company focused on natural gas. Substantially all of its business operations consist of the gathering, processing, transmission and distribution of natural gas and the marketing of natural gas and electricity.

     TXU accounted for its acquisition of TXU Gas on August 5, 1997 as a purchase business combination, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of TXU Gas and its subsidiaries for the period subsequent to August 5, 1997. The financial statements of TXU Gas for the periods ended before August 5, 1997 were prepared using TXU Gas' historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, including the amortization of goodwill over a period of forty years.

2. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared on the same basis as those in the 1998 Annual Report on Form 10-K (1998 Form 10-K) and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications.

     All dollar amounts in the condensed consolidated financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

3. LINES OF CREDIT

     At June 30, 1999, TXU, TXU Electric Company, (formerly Texas Utilities Electric Company), a wholly-owned subsidiary of TXU (TXU Electric), and TXU Gas had $2.5 billion of joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $1.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this amount, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TXU, TXU Electric and TXU Gas under both facilities, excluding amounts restricted to finance the acquisition of a non-US subsidiary by TXU, are limited to an aggregate of $2.2 billion outstanding at any one time. TXU Gas' borrowings under both facilities is limited to an aggregate of $650 million outstanding at any one time.  The facilities primarily support
                                  8

                                TXU GAS COMPANY
                        (FORMERLY ENSERCH CORPORATION,
      A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

commercial paper borrowings by TXU. At June 30, 1999, TXU Gas had no borrowings outstanding under these lines.

4. CAPITALIZATION

     TXU Gas Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of TXU Gas (Trust Securities)-- At June 30, 1999, a statutory business trust, TXU Gas Capital I (formerly ENSERCH Capital I), established as a financing subsidiary of TXU Gas for the purpose of issuing trust securities and holding Junior Subordinated Debentures of TXU Gas, had $150 million of floating rate trust securities outstanding which have a liquidation preference of $1,000 per security. Distributions on these trust securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028, and TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities.

     Common Stock -- In February 1999, TXU purchased 250,000 shares of common stock from TXU Gas for $250 million, and TXU Gas used the proceeds to repay intercompany advances from TXU.

5. DERIVATIVE INSTRUMENTS

     TXU Gas enters into derivative instruments to manage market risks related to changes in interest rates and commodity prices. TXU Gas' participation in derivative transactions, except for the energy marketing activities of TXU Energy Trading Company (formerly Enserch Energy Services, Inc. or EES), have been designated for hedging purposes and are not held or issued for trading purposes.

     Interest Rate Risk Management -- At June 30, 1999, TXU Gas had various interest rate swaps in effect, the terms and notional amounts of which had not changed from December 31, 1998.

6. REGULATION AND RATES

     Gas Utilities Docket No. 8935 -- Lone Star Gas Company, doing business as TXU Lone Star Gas, a division of TXU Gas, filed an application with the Railroad Commission of Texas on February 25, 1999, to modify the gas cost adjustment provision of the city gate rate tariff approved in November 1997. The modification will allow for a more accurate recovery of the gas cost approved for recovery from TXU Lone Star Gas residential and commercial customers. Currently, cycle billing causes TXU Lone Star Gas to over- or under-recover the allowed gas costs. A hearing is scheduled for late August 1999. TXU Lone Star Gas is unable to predict the outcome of these proceedings.

     Other -- TXU Lone Star Gas has an on-going program to identify distribution systems in which its current rates are producing inadequate returns on its investment and to seek rate relief from the municipalities served by those deficient systems. TXU Lone Star Gas filed and completed fifteen such rate cases since July 1998. Approved revenue increases totaled $5.6 million on an annual basis. TXU Lone Star Gas currently has
                                  9

                                TXU GAS COMPANY
                        (FORMERLY ENSERCH CORPORATION,
      A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rate cases pending in three distribution systems in which it is seeking rate increases totaling $8.8 million on an annual basis. TXU Lone Star Gas is unable to predict the outcome of the pending rate cases.

7. COMMITMENTS AND CONTINGENCIES

     Legal Proceedings -- On October 30, 1995, a lawsuit was filed in the Supreme Court of Western Australia by Woodside Petroleum Ltd. and its joint venture partners against TXU Gas, a former subsidiary and others. Plaintiffs seek damages of approximately $18 million from TXU Gas based on an indemnity arrangement and approximately $208 million from the other defendants for alleged breaches of contract and breaches of a trade practice act, all in connection with the construction of an offshore gas and condensate drilling production platform. TXU Gas has agreed to indemnify the current owner of the former subsidiary pursuant to the provisions in the prior sales agreement. Following a preliminary hearing, the Court, on December 4, 1997, delivered an opinion in favor of TXU Gas, the former subsidiary and the other defendants finding that the defendants are other assureds under certain insurance policies owned by the plaintiffs and that the plaintiffs and their insurers are precluded from bringing a subrogated claim against the defendants. On April 29, 1998, the court entered a final judgment. The plaintiff's lawsuit was dismissed as well as the counterclaims of the defendants. The plaintiffs served their notice of appeal on May 19, 1998.
The appeal was heard by the Full Court of the Supreme Court of Western Australia beginning February 1, 1999. In March 1999, the Full Court of the Supreme Court entered a judgment dismissing the plaintiffs' appeal. The final order has now been submitted to the court.

     In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), TXU, David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities and Exchange Act of 1934 (Exchange Act). Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & Naughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B.K. Irani and sought to represent a certain class of
purchasers of common stock of EEX.    In December 1998, the United States
District Court for the Northern District of Texas issued an Order in Cause No. 3-98-CV-1808-G consolidating the Gracy Fund and the Thorne suits (the Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David
W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B.K. Irani. TXU and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act of 1933 and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action.
Defendants filed a joint motion to dismiss in March 1999, and discovery has been stayed pending a ruling on the motion to dismiss. TXU Gas is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but intends to vigorously defend this suit.

     General -- TXU Gas is involved in various legal and administrative proceedings and has other contingencies, which, in the opinion of management, should not have a material effect upon TXU Gas' financial position, results of operations or cash flows.
                                  10

                                TXU GAS COMPANY
                        (FORMERLY ENSERCH CORPORATION,
      A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. SEGMENT INFORMATION


                                                                                     Twelve Months Ended June 30,
                                                                                     ----------------------------
                                                                                                   1998
                                                                                        ------------------------
                                                                                                     Predecessor
                                                                                                     -----------
                                                                                        Period From  Period From
                                       Three Months Ended    Six Months Ended           Acquisition July 1, 1997
                                            June 30,             June 30,                 Date to      Through
                                        -----------------    ----------------             June 30,   Acquisition
                                        1999         1998     1999       1998    1999       1998         Date
                                        ----         ----     ----       ----    -------------------------------
Trade Revenues -
   US Gas Pipeline and Distribution. .  $145        $157     $  438    $  492    $  775    $  909         $ 58
   US Energy Marketing . . . . . . . .   542         715      1,342     1,399     3,141     2,258           63
   Other . . . . . . . . . . . . . . .     3           1          6         2        15         3           15
                                        ----        ----     ------    ------    ------    ------         ----
         Consolidated. . . . . . . . .  $690        $873     $1,786    $1,893    $3,931    $3,170         $136
                                        ====        ====     ======    ======    ======    ======         ====
Affiliated Revenues -
   US Gas Pipeline and Distribution. .  $  5        $  7     $   10    $   14    $   21    $   24         $  2
   US Energy Marketing . . . . . . . .     -           -          -         -         1         -            -
   Other . . . . . . . . . . . . . . .     1           -          1         -         -         1            -
   Eliminations. . . . . . . . . . . .    (6)         (7)       (11)      (14)      (22)      (25)          (2)
                                        ----        ----     ------    ------    ------    ------         ----
         Consolidated. . . . . . . . .  $  -        $  -     $    -    $    -    $    -    $    -         $  -
                                        ====        ====     ======    ======    ======    ======         ====
Net Income (Loss) -
   US Gas Pipeline and Distribution. .  $(17)       $(18)    $    9    $    7    $   (8)   $   15         $  4
   US Energy Marketing . . . . . . . .    (8)          -        (15)       (1)       (8)      (13)          (4)
   Other . . . . . . . . . . . . . . .    (8)         (4)       (15)      (11)      (22)      (16)         (12)
   Discontinued Operations . . . . . .     -           -          -         -         -         -            3
                                        ----        ----     ------    ------    ------    ------         ----
         Consolidated. . . . . . . . .  $(33)       $(22)    $  (21)   $   (5)   $  (38)   $  (14)        $ (9)
                                        ====        ====     ======    ======    ======    ======         ====

                                   11

INDEPENDENT ACCOUNTANTS' REPORT



TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company (formerly ENSERCH Corporation) and subsidiaries (TXU Gas) as of June 30, 1999, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 1999 and 1998, the twelve-month period ended June 30, 1999, and the period from the acquisition date (August 5, 1997) through June 30, 1998, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 1999 and 1998, and for the Predecessor Company operations, the condensed statements of consolidated income and of comprehensive income for the period from July 1, 1997 through the acquisition date. These financial statements are the responsibility of TXU Gas' management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TXU Gas as of December 31, 1998, and the related statements of consolidated income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE LLP

Dallas, Texas
August 12, 1999
                                  12

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NAME CHANGE

          In May 1999, Texas Utilities Company, the parent of ENSERCH Corporation (ENSERCH), adopted TXU Corp as its assumed name and began doing business as TXU Corp (TXU). On June 14, 1999, ENSERCH's name was changed to TXU Gas Company (TXU Gas), and the names of several of its subsidiaries were also changed.

MERGER WITH TXU AND DISPOSITION

     On August 5, 1997 (Merger Date or Acquisition Date), the merger transactions involving the former Texas Utilities Company, which became Texas Energy Industries, Inc. and is now known as TXU Energy Industries Company, and TXU Gas were completed. All of the common stock of TXU Gas was converted into common stock of a new holding company named Texas Utilities Company, now doing business as TXU Corp, and TXU Gas became a wholly-owned subsidiary of TXU. Immediately prior to TXU Gas' merger with TXU, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of TXU Gas, were merged to form a new company (New EEX), and TXU Gas distributed to its common shareholders its ownership interest in these businesses.

     TXU accounted for its acquisition of TXU Gas as a purchase business combination, and purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the financial statements of TXU Gas and its subsidiaries for the period subsequent to August 5, 1997. The financial statements of TXU Gas for the periods ended before August 5, 1997 were prepared using TXU Gas' historical basis of accounting and are designated as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments, including the amortization of goodwill over a period of forty years.

     For purposes of the discussion of operating results provided herein, the financial information of the Predecessor for the 1997 periods prior to the Merger Date has been combined with the post-merger financial information. The continuing business operations of TXU Gas were not significantly changed as a result of the merger. Post-merger and pre-merger operating results, except as noted, are comparable.

RESULTS OF OPERATIONS

     For the three- and six-month periods ended June 30, 1999, TXU Gas had losses from continuing operations of $33 million and $21 million, respectively, compared with losses of $22 million and $5 million, respectively, for the same periods of 1998. Results for the 1999 periods were impacted by mild winter weather and lower margins on energy marketing activities.

     For the twelve-month periods of 1999 and 1998, TXU Gas had losses from continuing operations of $38 million and $26 million, respectively. Results for the 1998 twelve-month period were impacted by pretax merger-related expenses of $19 million included in other income (deductions)-net.

     Consolidated revenues for the three and six months ended June 30, 1999 decreased 21%, and 6%, respectively, compared with the same periods for 1998. The lower revenues were primarily due to decreased natural gas sales resulting from the impact of milder winter weather and reduced energy marketing activities. Gas distribution sales volumes decreased from 19 Bcf for the three months ended June 30, 1998 to 17 Bcf for the three months ended June 30, 1999. For the six months ended June 30, 1998 and 1999, gas distribution volumes were 79 Bcf and 69 Bcf, respectively. Gas and electricity purchased for resale for the three- and six-month periods ended June 30, 1999 decreased 23% and 6%, respectively, over the 1998 periods also due to lower demand as a result of milder winter and spring weather.
                                  13

     For the twelve-month period ended June 30, 1999, consolidated revenues increased 19% over the same period in 1998. The higher revenues were primarily due to increased energy marketing activities, particularly electric trading during the hotter-than-normal summer of 1998. Gas and electricity purchased for resale for the twelve months ended June 30, 1999 increased 23% over the 1998 period, also due to the significant increase in energy marketing activities.

     The US Gas Pipeline and Distribution segment had a loss of $17 million for the second quarter of 1999 versus a loss of $18 million in the 1998 second quarter. For the six months ended June 30, 1999 and 1998, the segment recorded net income of $9 million and $7 million, respectively. Operating revenues for the three- and six-month periods in 1999 were $14 million and $58 million lower than the same periods in 1998, as much milder heating weather drove down both demand and prices. Despite this, net results were improved over the same periods in 1998, primarily due to higher margins resulting from the lower cost of gas sold to customers and to lower gross receipts taxes, partially offset by increased operation and maintenance expenses.

     For the quarter ended June 30, 1999, the US Energy Marketing segment had a net loss of $8 million compared with approximately breakeven results in the second quarter of 1998. While settled volumes for the six months ended June 30, 1999 were up approximately 20% compared with the same period in 1998, net results were down $14 million compared with the prior year, primarily due to increased market competition and the continued maturation of the wholesale gas industry that has reduced trading margins, the mild winter weather in the first quarter of 1999 and higher operating expenses due to increased infrastructure costs as a result of business growth.

     The Company's effective income tax rate in all periods since acquisition differs from the statutory rate primarily due to amortization of goodwill, which is not deductible for tax purposes.

FINANCIAL CONDITION

Liquidity and Capital Resources

     For information concerning liquidity and capital resources, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Gas' 1998 Annual Report on Form 10-K (1998 Form 10-K). Results for the three- and six-month periods presented herein are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors, including variations in maintenance and other operating expense patterns. No significant changes or events which might affect the financial condition of TXU Gas have occurred subsequent to year-end other than as disclosed in other reports of TXU Gas or included herein.

     Cash flows provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 1999 were $35 million compared with $68 million in the same period of 1998. Changes in operating assets and liabilities for the six months ended June 30, 1999 and 1998 used cash of $40 million and $5 million, respectively. Discontinued operations provided cash of $7 million in the six months of 1999 compared with $1 million in the 1998 period.

     Cash flows used in investing activities for the six-month period ended June 30, 1999 were $71 million versus $68 million in the comparable period of 1998. Capital expenditures for the 1999 six months were $7 million higher than the comparable period of 1998.

     The capitalization ratios of TXU Gas as of June 30, 1999 consisted of approximately 40% long-term debt (including advances from parent), 4% preferred stock, 7% trust securities and 49% common stock equity.
                                  14

     In February 1999, TXU purchased 250,000 shares of common stock from TXU Gas for $250 million, and TXU Gas used the proceeds to repay intercompany advances from TXU.

     At June 30, 1999, TXU, TXU Electric Company (formerly Texas Utilities Electric Company), a wholly-owned subsidiary of TXU (TXU Electric), and TXU Gas had $2.5 billion of joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $1.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this amount, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TXU, TXU Electric and TXU Gas under both facilities, excluding amounts restricted to finance the acquisition of a non-US subsidiary by TXU, are limited to an aggregate of $2.2 billion outstanding at any one time. TXU Gas' borrowings under both facilities is limited to an aggregate of $650 million outstanding at any one time. The facilities primarily support commercial paper borrowings by TXU. At June 30, 1999, TXU Gas had no borrowings outstanding under these lines.

     TXU Gas may issue additional debt and equity securities as needed, including the possible future sale of up to $100 million aggregate principal amount of securities currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

     Risk Management -- No material substantive changes in the exposure to or management of interest rate risk have occurred subsequent to December 31, 1998.

Regulation and Rates
--------------------

     TXU Gas has several rate requests pending or on appeal. (See Note 6 to Condensed Consolidated Financial Statements for a discussion of these items).

CHANGE IN ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", will be effective for TXU Gas beginning January 1, 2001. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in their fair values be recorded in earnings or common stock equity as part of comprehensive income depending upon the intended use of the derivatives and their resulting designations. Many existing contracts relating to gas purchases and sales may be classified as derivatives under the definition of derivatives in the new standard. The new standard will supersede or amend existing standards that deal with hedge accounting and derivatives. TXU Gas has not yet determined the effect adopting this standard will have on its financial statements.

YEAR 2000 ISSUES

Overview
--------

     Year 2000 (Y2K) issues of TXU Gas are being addressed with those of its parent company, TXU. The following disclosure regarding Y2K issues of TXU's US businesses is excerpted from TXU's Form 10-Q for the period ended June 30, 1999.
                                  15

     Many existing computer programs use only the last two digits to identify a year in the date field. Thus, they would not recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or produce erroneous data on or about the year 2000.

     TXU began its US efforts to address Y2K issues in 1996 by focusing on information technology mainframe-based application systems (IT Corporate Applications). In early 1997, an infrastructure project to address TXU's information technology (IT) related hardware, operating systems and desktop software was begun (IT Infrastructure). In late 1997, a project was begun to address Y2K issues throughout TXU related to embedded systems, such as process controls for energy production and delivery, and business-unit-owned applications (Non-IT Equipment and Applications).

     Applications and equipment in each of these three major initiatives have been inventoried and categorized based on their criticality to TXU's business operations. Assessments of the potential impact due to Y2K issues are essentially complete. This process includes the solicitation of vendor feedback, comparing information with other energy companies, and in many cases internal verification by testing. The remediation and testing work on IT Corporate Applications currently stands at approximately 95% complete. The IT Infrastructure project is currently 90% complete. Remediation work on embedded systems is currently at 94% complete.

Readiness
---------

     TXU reported its readiness to North American Electric Reliability Council
(NERC) and the Nuclear Regulatory Commission (NRC) on June 30, 1999. In the NERC report, all mission critical work was confirmed as complete with three exceptions: Tradinghouse Unit 2; a 900 megahertz radio system and Comanche Peak Unit 1. Work on Tradinghouse Unit 2 has been completed as indicated in a follow-up report to NERC on July 20, 1999.

     The IT Corporate Applications remediation and testing activities are approximately 95% complete. Certification for the Y2K compliance on all mission critical business applications was completed as scheduled. Certification of remaining applications is scheduled for the third quarter of 1999.

     The IT Infrastructure project involves assessing the compliance of standard computer hardware, network systems including gateways, hubs and routers, telecommunications equipment, operating systems and IT standard software products. Equipment is being individually tested using software products and applicable test procedures. Network system tests have been performed. Ninety percent of the IT Infrastructure is Y2K ready. All mission critical equipment is ready with one exception, TXU's 900 megahertz radio system which is being upgraded and is scheduled to be completed in September 1999. Mainframe computers and support equipment within the data center have received all necessary upgrades. Other remediation schedules on non-critical equipment were adjusted during the first quarter to improve the cost effectiveness of the work. Non-critical equipment in remote sites will be remediated throughout the third quarter.

     Non-IT Equipment and Applications involve the hardware and software products that reside in individual business units. These items include the embedded systems that are used in the production, energy delivery, and other processes of TXU. Overall this project is at 94% completion, with Comanche Peak Unit 1 as the one mission critical item remaining, which TXU plans to complete in November during its fall refueling outage. TXU has implemented a specific Y2K program at Comanche Peak. Inventories were completed in mid-1998 and detailed assessments were made in December 1998. Comanche Peak generating station Unit 2 is Y2K ready. A plant training simulator is also being upgraded with a scheduled completion date in October 1999.
                                  16

     TXU is analyzing the potential impact of Y2K compliance efforts of third parties. Over 2,000 suppliers and service providers have been contacted to determine the status of their Y2K efforts. Ninety-nine percent of the top 500 key suppliers have responded. Fifty-six of the key suppliers have been audited with positive results. The more significant interdependencies relate to telecommunications and gas suppliers. On site audits of a limited number of these significant third parties have been performed and readiness verified. Additional reviews will be conducted throughout the third quarter.

Costs
-----

     The costs associated with TXU's Y2K efforts for its US energy businesses are currently estimated to be approximately $40 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. New costs added to the estimate during the second quarter include the cost to upgrade the 900 megahertz radio system, the cost of a third party assessment of the Y2K program, additional cost associated with the remediation of business personal computers (PC's), and additional projected cost in the event that further effort is required during the year 2000. The costs related to the three major initiatives are estimated to be as follows: IT Corporate Applications - $15 million; IT Infrastructure - $10 million; and Non-IT Equipment and Applications - $15 million. These costs are being expensed as incurred over the period 1996 to 2000; and a total of approximately $30 million has been expended through June 30, 1999. There can be no assurance that these estimated costs will not change as TXU's Y2K program continues.

     Strategic initiatives were begun in two areas prior to beginning work on the Y2K issue, and the costs for these initiatives are not included in the estimate above. The energy management system for TXU's transmission grid is being replaced. TXU's principal financial and accounting system has been replaced. Each of these projects will eliminate potential Y2K deficiencies; however, that was not a significant consideration at the time replacement decisions were made.

Risk Issues
-----------

     With respect to internal risks, TXU's current assessment of the most reasonably likely worst case scenario is that impacts on either service or financial performance will not be materially adverse. TXU believes, based on the results of testing that has already occurred on a large portion of its production equipment with embedded systems, that if any disruption to service occurs, it will be isolated and of short-term duration. TXU continues to collaborate with other major energy suppliers through the joint Electric Power Research Institute's embedded systems project.

     NERC is continuing to evaluate the status of the electric infrastructure throughout North America. TXU is a participant in this process. The third NERC status report, issued on April 30, 1999, indicated that the transition through critical Y2K dates was expected to have minimal impact on electrical systems in North America. With continued work and coordinated contingency planning, operating risks can be effectively mitigated. Results from TXU's testing program compare favorably with the results on which the NERC conclusions have been based. NERC will perform scenario analyses of potential risks to the electric infrastructure during the third quarter. Joint industry testing between the electric industry and the telecommunications industry was performed during the quarter with positive results.

     As TXU's Y2K program proceeds, TXU will continue to assess its internal and external risks, not all of which are within its control; and it will continue to consider the most reasonably likely worst case scenario. There can be no assurance that all material Y2K risks within TXU's control will have been adequately identified and corrected before the end of 1999. In addition, TXU can make no assurances regarding the Y2K readiness of systems and parties outside its control or the effect on TXU if those parties are not Y2K compliant.
                                  17

Contingency Plans
-----------------

     TXU has in place detailed emergency response and disaster recovery plans designed to ensure high reliability of service to customers. These plans are utilized routinely for abnormal service conditions. These plans have been reviewed to identify required actions specific to the Y2K issue. Y2K contingency plans were developed and filed with the Public Utility Commission of Texas (PUC) on June 30, 1999. These Y2K contingency plans address both TXU's activities and actions necessary to mitigate the impact of third party disruptions. These contingency plans have been coordinated with those of the Electric Reliability Council of Texas (ERCOT) and NERC. TXU will continue to refine and test these plans throughout the remainder of 1999.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Gas and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Gas' 1998 Form 10-K, as well as general industry trends; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demand, among others, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statement.

     Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Gas undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for TXU Gas to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for TXU Gas is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 1998 Form 10-K and is, therefore, not presented herein.
                                  18

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits filed as part of Part II are:

          3(a) - Articles of Amendment, effective June 14, 1999, to the Articles of Incorporation of ENSERCH Corporation.

          3(b) -  Bylaws of TXU Gas, as restated August 1, 1999.

          15 - Letter of Deloitte & Touche LLP as to unaudited interim financial information.

          27 -    Financial Data Schedule

     (b) Reports on Form 8-K filed since March 31, 1999:

         None

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                          TXU Gas Company
                                  (Formerly ENSERCH Corporation)





                                   By    /s/ Jerry W. Pinkerton
                                      -----------------------------
                                            Jerry W. Pinkerton
                                      Vice President and Controller,
                                       Principal Accounting Officer





Date: August 13, 1999
                                  20