Form 10-Q
period 1999-09-30
TXU GAS CO
filed 1999-11-15
CIK 33015

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

— OR —

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

TXU Gas Company
(formerly known as ENSERCH Corporation)

A Texas Corporation	I.R.S. Employer Identification
Commission File Number 1-3183	No. 75-0399066

ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
(214) 812-4600

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X  No

Common Stock outstanding at November 11, 1999: 451,000 shares, par value $0.01 per share.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

TXU GAS COMPANY
(FORMERLY ENSERCH CORPORATION,
A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	1999	1998	1999	1998	1999	1998
	Millions of Dollars
OPERATING REVENUES	$952	$1,090	$2,738	$2,983	$3,793	$3,984

OPERATING EXPENSES
Gas and electricity purchased for resale	856	982	2,368	2,593	3,277	3,447
Operation and maintenance	92	80	276	251	372	339
Depreciation and other amortization	17	14	49	43	62	56
Goodwill amortization	5	5	16	15	21	20
Taxes other than income	13	13	49	52	64	67

Total operating expenses	983	1,094	2,758	2,954	3,796	3,929

OPERATING INCOME (LOSS)	(31)	(4)	(20)	29	(3)	55
OTHER INCOME—NET	10	—	9	1	13	1

INCOME (LOSS) BEFORE INTEREST AND INCOME TAXES	(21)	(4)	(11)	30	10	56
INTEREST INCOME	—	—	1	—	1	—
INTEREST AND OTHER CHARGES	(19)	(18)	(57)	(55)	(77)	(75)

LOSS BEFORE INCOME TAXES	(40)	(22)	(67)	(25)	(66)	(19)
INCOME TAX BENEFIT	(14)	(6)	(20)	(4)	(18)	—

NET LOSS	(26)	(16)	(47)	(21)	(48)	(19)
PREFERRED STOCK DIVIDENDS	1	1	3	3	4	6

NET LOSS AVAILABLE FOR COMMON STOCK	$(27)	$(17)	$(50)	$(24)	$(52)	$(25)

See Notes to Condensed Consolidated Financial Statements.

TXU GAS COMPANY
(FORMERLY ENSERCH CORPORATION,
A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	1999	1998	1999	1998	1999	1998
	Millions of Dollars
NET LOSS	$(26)	$(16)	$(47)	$(21)	$(48)	$(19)

OTHER COMPREHENSIVE LOSS—
Net change during period in minimum pension liability adjustments	—	—	—	—	(1)	—

Total	—	—	—	—	(1)	—

COMPREHENSIVE LOSS	$(26)	$(16)	$(47)	$(21)	$(49)	$(19)

See Notes to Condensed Consolidated Financial Statements.

TXU GAS COMPANY
(FORMERLY ENSERCH CORPORATION,
A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	1999	1998
	Millions of Dollars
CASH FLOWS—OPERATING ACTIVITIES
Net loss	$(47)	$(21)
Depreciation and amortization	67	62
Deferred income taxes	2	33
Gains from the sale of assets	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	128	162
Inventories	(7)	(6)
Accounts payable:
Parent and affiliates	7	6
Other	(66)	(109)
Interest and taxes accrued	(11)	(3)
Other working capital	19	(33)
Energy marketing risk management assets and liabilities—net	(86)	(26)
Other—net	(16)	(75)

Cash used in operating activities	(20)	(10)

CASH FLOWS—FINANCING ACTIVITIES
Issuances of securities:
Long-term debt	—	250
Preferred securities	—	150
Common stock—parent	250	—
Retirements of securities:
Long-term debt	(150)	(191)
Preferred stock	—	(100)
Change in notes payable:
Banks	(2)	(4)
Parent	1	23
Cash dividends paid	(2)	(4)
Debt financing expenses	—	(5)

Cash provided by financing activities	97	119

CASH FLOWS—INVESTING ACTIVITIES
Construction expenditures	(113)	(102)
Sale of assets	41	—
Other investments	(3)	(7)

Cash used in investing activities	(75)	(109)

CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS	6	(1)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8	(1)
CASH AND CASH EQUIVALENTS—BEGINNING BALANCE	—	12

CASH AND CASH EQUIVALENTS—ENDING BALANCE	$8	$11

See Notes to Condensed Consolidated Financial Statements.

TXU GAS COMPANY
(FORMERLY ENSERCH CORPORATION,
A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 1999 (Unaudited)	December 31, 1998
	Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT
Gas distribution and pipeline	$1,335	$1,212
Other	66	92

Total	1,401	1,304
Less accumulated depreciation	128	80

Net of accumulated depreciation	1,273	1,224
Construction work in progress	53	71

Net property, plant and equipment	1,326	1,295

INVESTMENTS	38	44

GOODWILL (net of accumulated amortization: 1999—$45; 1998—$29)	813	829

CURRENT ASSETS
Cash and cash equivalents	8	—
Accounts receivable (net of allowance for uncollectible accounts: 1999—$7; 1998—$3)	430	553
Energy marketing risk management assets	1,163	832
Inventories—at average cost:
Materials and supplies	13	9
Gas stored underground	106	103
Prepayments	3	7
Deferred income taxes	13	12
Other current assets	34	43

Total current assets	1,770	1,559

OTHER ASSETS
Energy marketing risk management assets	213	128
Regulatory assets	48	48
Deferred income taxes	50	51
Deferred debits	19	10

Total other assets	330	237

Total	$4,277	$3,964

See Notes to Condensed Consolidated Financial Statements.

TXU GAS COMPANY
(FORMERLY ENSERCH CORPORATION,
A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

CAPITALIZATION AND LIABILITIES

	September 30, 1999 (Unaudited)	December 31, 1998
	Millions of Dollars
CAPITALIZATION
Common stock (par value—$.01 per share):
Authorized shares—100,000,000
Outstanding shares—1999—451,000 and 1998—201,000	$—	$—
Paid in capital	1,023	775
Deficit	(80)	(33)
Accumulated other comprehensive loss	(1)	(1)

Total common stock equity	942	741
Preferred stock	75	75
TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated debentures of TXU Gas Company	146	146
Advances from parent	421	420
Long-term debt, less amounts due currently	551	551

Total capitalization	2,135	1,933

CURRENT LIABILITIES
Notes payable—banks	1	3
Long-term debt due currently	—	151
Accounts payable:
Parent and affiliates	34	27
Other	417	483
Energy marketing risk management liabilities	1,080	845
Interest and taxes accrued	29	40
Other current liabilities	94	84

Total current liabilities	1,655	1,633

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
Accumulated deferred income taxes and investment tax credits	13	13
Pensions and other postretirement benefits	148	149
Energy marketing risk management liabilities	188	93
Other deferred credits and noncurrent liabilities	138	143

Total deferred credits and other noncurrent liabilities	487	398

COMMITMENTS AND CONTINGENCIES (Note 7)

Total	$4,277	$3,964

See Notes to Condensed Consolidated Financial Statements.

TXU GAS COMPANY
(FORMERLY ENSERCH CORPORATION,
A WHOLLY-OWNED SUBSIDIARY OF TEXAS UTILITIES COMPANY) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS

    In May 1999, Texas Utilities Company, the parent of ENSERCH Corporation (ENSERCH), began doing business as TXU Corp (TXU). On June 14, 1999, ENSERCH's name was changed to TXU Gas Company (TXU Gas), and the names of several of its subsidiaries also were changed. TXU Gas is an integrated energy company focused on the gathering, processing, transmission and distribution of natural gas and the marketing of natural gas and electricity.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation—The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared on the same basis as those in the 1998 Annual Report on Form 10-K (1998 Form 10-K) and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications.

    All dollar amounts in the condensed consolidated financial statements and tables in the notes, except per share amounts, are stated in millions of US dollars unless otherwise indicated.

3.  LINES OF CREDIT

    At September 30, 1999, TXU, TXU Electric Company, (formerly Texas Utilities Electric Company) (TXU Electric), a wholly-owned subsidiary of TXU, and TXU Gas had $2.5 billion of joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $1.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this amount, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TXU, TXU Electric and TXU Gas under both facilities, excluding amounts restricted to finance the acquisition of a non-US subsidiary by TXU, are limited to an aggregate of $2.2 billion outstanding at any one time. TXU Gas' borrowings under both facilities are limited to an aggregate of $650 million outstanding at any one time. The facilities primarily support commercial paper borrowings by TXU. At September 30, 1999, TXU Gas had no borrowings outstanding under these lines.

4.  CAPITALIZATION

    TXU Gas Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of TXU Gas (Trust Securities)—At September 30, 1999, a statutory business trust, TXU Gas Capital I (formerly ENSERCH Capital I), established as a financing subsidiary of TXU Gas for the purpose of issuing Trust Securities and holding Junior Subordinated Debentures of TXU Gas, had $150 million of floating rate Trust Securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028, and TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities.

    Common Stock—In February 1999, TXU Gas issued 250,000 shares of common stock to TXU for $250 million, and TXU Gas used the proceeds to repay intercompany advances from TXU.

    Long-term debt—In August 1999, TXU Gas made a scheduled principal payment of $150 million on 7% Notes due August 1999 using an intercompany advance from TXU.

5.  DERIVATIVE INSTRUMENTS

    TXU Gas enters into derivative instruments to manage market risks related to changes in interest rates and commodity prices. TXU Gas' participation in derivative transactions, except for the energy marketing activities of TXU Energy Trading Company (formerly Enserch Energy Services, Inc. or EES), has been designated for hedging purposes and instruments are not held or issued for trading purposes.

    Interest Rate Risk Management—At September 30, 1999, TXU Gas had various interest rate swaps in effect, the terms and notional amounts of which had not changed from December 31, 1998.

6.  REGULATION AND RATES

    Gas Utilities Docket No. 8935—TXU Lone Star Gas, a division of TXU Gas, filed an application with the Railroad Commission of Texas (RRC) on February 25, 1999 to modify the gas cost adjustment provision of the city gate rate tariff approved in November 1997. The modification will allow for a more accurate recovery of the gas cost approved for recovery from TXU Lone Star Gas' residential and commercial customers. Currently, cycle billing causes TXU Lone Star Gas to over- or under-recover the allowed gas costs. The case was settled, and a Final Order recognizing the settlement was issued on August 24, 1999. The Final Order allows TXU Lone Star Gas to recover from or return to city gate customers under- or over-recovered gas cost resulting from cycle billing in accordance with TXU Lone Star Gas' proposed methodology. This applies to under-and over-recovered gas costs occurring over the twelve month periods ended June 1999 and June 2000. TXU Lone Star Gas was also directed to file a revised gas cost adjustment tariff with the RRC by January 15, 2000 to address the cycle billing issue and other gas cost recovery issues.

    On October 29, 1999, TXU Lone Star Pipeline, a division of TXU Gas, filed with the Railroad Commission of Texas a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requests a general increase in revenues of approximately $20 million. Action on this request is anticipated in the second quarter of 2000. TXU Lone Star Pipeline is unable to predict the outcome of this case.

    Other—TXU Lone Star Gas has an on-going program to identify distribution systems in which its current rates are producing inadequate returns on its investment and to seek rate relief from the municipalities served by those systems. TXU Lone Star Gas filed and completed seventeen such rate cases since July 1998. Approved revenue increases totaled $7 million on an annual basis. TXU Lone Star Gas currently has rate cases pending in three distribution systems in which it is seeking rate increases totaling $13.4 million on an annual basis. TXU Lone Star Gas is unable to predict the outcome of the pending rate cases.

7.  COMMITMENTS AND CONTINGENCIES

    Legal Proceedings—On October 30, 1995, a lawsuit was filed in the Supreme Court of Western Australia by Woodside Petroleum Ltd. and its joint venture partners against TXU Gas, a former subsidiary and others. Plaintiffs seek damages of approximately $18 million from TXU Gas based on an indemnity arrangement and approximately $208 million from the other defendants for alleged breaches of contract and breaches of a trade practice act, all in connection with the construction of an offshore gas and condensate drilling production platform. TXU Gas has agreed to indemnify the current owner of the former subsidiary pursuant to the provisions in the prior sales agreement. Following a preliminary hearing, the Court, on December 4, 1997, delivered an opinion in favor of TXU Gas, the former subsidiary and the other defendants finding that the defendants are other assureds under certain insurance policies owned by the plaintiffs and that the plaintiffs and their insurers are precluded from bringing a subrogated claim against the defendants. On April 29, 1998, the court entered a final judgment. The plaintiffs' lawsuit was dismissed as well as the counterclaims of the defendants. The plaintiffs served their notice of appeal on May 19, 1998. The appeal was heard by the Full Court of the Supreme Court of Western Australia beginning February 1, 1999. In March 1999, the Full Court of the Supreme Court entered a judgment dismissing the plaintiffs' appeal. The final order has now been submitted to the court.

    In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), TXU, David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & Naughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B.K. Irani and sought to represent a certain class of purchasers of common stock of EEX. In December 1998, the United States District Court for the Northern District of Texas issued an Order in Cause No. 3-98-CV-1808-G consolidating the Gracy Fund and the Thorne suits (the Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B.K. Irani. TXU and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss in March 1999, and discovery has been stayed pending a ruling on the motion to dismiss. TXU Gas is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but intends to vigorously defend this suit.

    In July 1999, the City of Gatesville, Texas filed suit in the State District Court of Coryell County, Texas, 52nd Judicial District, against TXU Lone Star Gas, TXU Gas and other TXU Companies, and sought to represent a class of plaintiffs consisting of approximately 490 Texas cities, towns and other municipalities to whom TXU Lone Star Gas had paid municipal franchise fees over a period of twenty-five years. The complaint alleges that TXU Lone Star Gas concealed information from the cities regarding its revenue data, gross receipts and related charges and fees that were subject to, but not used as a basis for determining, municipal franchise fees owed to the plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Lone Star Gas believes the claims are without merit and intends to vigorously defend this suit.

    General—TXU Gas is involved in various legal and administrative proceedings and has other contingencies, which, in the opinion of management, should not have a material effect upon TXU Gas' financial position, results of operations or cash flows.

8.  SEGMENT INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	1999	1998	1999	1998	1999	1998
Trade Revenues—
US Gas Pipeline and Distribution	$146	$144	$584	$636	$778	$956
US Energy Marketing	802	945	2,143	2,344	2,997	3,025
Other	4	1	11	3	18	3

Consolidated	$952	$1,090	$2,738	$2,983	$3,793	$3,984

Affiliated Revenues—
US Gas Pipeline and Distribution	$7	$5	$17	$19	$22	$25
US Energy Marketing	—	1	1	1	1	1
Eliminations	(7)	(6)	(18)	(20)	(23)	(26)

Consolidated	$—	$—	$—	$—	$—	$—

Net Income (Loss)—
US Gas Pipeline and Distribution	$(12)	$(14)	$(3)	$(7)	$(6)	$7
US Energy Marketing	(13)	4	(28)	3	(25)	(7)
Other	(1)	(6)	(16)	(17)	(17)	(19)

Consolidated	$(26)	$(16)	$(47)	$(21)	$(48)	$(19)

INDEPENDENT ACCOUNTANTS' REPORT

TXU Gas Company:

    We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company (formerly ENSERCH Corporation) and subsidiaries (TXU Gas) as of September 30, 1999, and the related condensed statements of consolidated income and of comprehensive income for the three-month , nine-month and twelve-month periods ended September 30, 1999 and 1998, and of consolidated cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of TXU Gas' management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of TXU Gas as of December 31, 1998, and the related statements of consolidated income, comprehensive income, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated March 5, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Dallas, Texas
November 11, 1999

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NAME CHANGE

    In May 1999, Texas Utilities Company, the parent of ENSERCH Corporation (ENSERCH), began doing business as TXU Corp (TXU). On June 14, 1999, ENSERCH's name was changed to TXU Gas Company (TXU Gas), and the names of several of its subsidiaries also were changed.

RESULTS OF OPERATIONS

    For the three, nine and twelve months ended September 30, 1999, TXU Gas had a net loss of $26 million, $47 million and $48 million, respectively, compared with a net loss of $16 million, $21 million and $19 million, respectively, for the same periods of 1998. Results for the 1999 periods were impacted by abnormally mild winter weather, higher operation and maintenance expense and lower energy marketing margins, partially offset by third-quarter 1999 pre-tax gains from the sale of assets totaling $10 million ($6 million after-tax) recorded in other income.

    Operating revenues for the three months ended September 30, 1999 decreased by $138 million versus the 1998 period primarily because of a $144 million reduction in energy marketing revenues primarily due to reduced trading volumes and unusually high natural gas prices which impeded retail marketing originations. Operating revenues for the nine months ended September 30, 1999 decreased by $245 million compared to the same period in 1998 due to a decrease in energy marketing revenues of $201 million for the reasons mentioned above and a decrease of $40 million in gas distribution revenues attributable to abnormally mild first quarter weather. Operating revenues for the twelve months ended September 30, 1999 decreased $191 million versus the comparable period in 1998, primarily due to a decrease of $105 million in gas distribution revenues, which were severely impacted by abnormally mild weather in the fourth quarter of 1998 and the first quarter of 1999.

    Total operating expenses decreased by $111 million, $196 million and $133 million for the three, nine and twelve months ended September 30, 1999 versus the comparable 1998 periods. There were decreases for those periods of $126 million, $225 million and $170 million in the cost of gas and electricity purchased for resale which primarily reflect lower demand and reduced trading volumes. Increases in operation and maintenance expenses of $12 million, $25 million and $33 million for the respective periods of 1999 compared with the corresponding 1998 periods were primarily due to higher processing fees in the processing business resulting from higher product prices, expenses related to an early retirement program that became effective during the third quarter of 1999, the timing of pipeline maintenance projects and costs related to developing the middle and back office infrastructure capabilities in the energy marketing operations.

    For certain financial data by segment, see Note 8 to Condensed Consolidated Financial Statements.

    US Gas Pipeline and Distribution—For the three and nine months ended September 30, 1999, the US Gas Pipeline and Distribution segment had a loss of $12 million and $3 million, respectively, compared with a loss of $14 million and $7 million, respectively, for the same periods of 1998. For the twelve-month period ended September 30, 1999, the segment recorded a net loss of $6 million compared with net income of $7 million for the same period of 1998. The lower results in 1999 were due to abnormally mild winter weather and higher operation and maintenance expenses. Results for the 1999 periods benefited from third-quarter pre-tax gains of $3.4 million ($2 million after-tax) from the sale of assets. Operating revenues for the three months ended September 30, 1999 were 3% higher than in the 1998 period primarily due to an increase in the city gate rate. For the nine and twelve months ended September 30, 1999, operating revenues were 8% and 18% less than the same periods of 1998 due to lower distribution and transportation volumes as a result of the abnormally mild winter weather. Heating degree days for the nine- and twelve-month periods of 1999 were 19% and 21%, respectively, less than the comparable periods of 1998. Gas purchased for resale decreased in the 1999 periods compared to the 1998 periods because of lower demand. Operation and maintenance expenses increased by 13% for the three months ended September 30, 1999 compared to the same period in 1998 primarily as a result of higher processing fees in the processing business associated with higher gas liquids prices, expenses related to an early retirement program that became effective during the quarter and the timing of pipeline maintenance projects.

    US Energy Marketing—Net results for the US Energy Marketing segment were down by $17 million, $31 million and $18 million for the three, nine and twelve months ended September 30, 1999 compared to the same periods in 1998. Third-quarter 1999 results were negatively impacted by lower trading volumes and margins and unusually high natural gas prices which affected the results from retail marketing originations. Management limited trading volumes in the third quarter of 1999 because of the market conditions present during the period. Results were also impacted by higher operating expenses, which increased by $4 million, $12 million and $14 million in the 1999 periods versus the 1998 periods primarily due to costs related to developing middle and back office infrastructure capabilities to prepare for the opening of the Texas electricity market to competition in 2002.

    TXU Gas' effective income tax rate differs from the statutory rate primarily due to amortization of goodwill, which is not deductible for tax purposes.

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

    Cash flows provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 1999 were $12 million compared with $74 million in the same period of 1998, primarily reflecting the impact of abnormally mild winter weather on revenues. Changes in operating assets and liabilities for the nine months ended September 30, 1999 and 1998 used cash of $32 million and $84 million, respectively. Discontinued operations provided cash of $6 million in the nine months of 1999 but required cash of $1 million in the 1998 period.

    Cash flows used in investing activities for the nine months ended September 30, 1999 were $75 million versus $109 million in the comparable period of 1998. Construction expenditures for the nine months of 1999 were $11 million higher than the comparable period of 1998. The sale of assets in the third quarter of 1999 provided $41 million.

    The capitalization ratios of TXU Gas as of September 30, 1999 consisted of approximately 46% long-term debt (including advances from parent), 3% preferred stock, 7% TXU Gas obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated debentures of TXU Gas and 44% common stock equity.

    In February 1999, TXU Gas issued 250,000 shares of common stock to TXU for $250 million, and TXU Gas used the proceeds to repay intercompany advances from TXU.

    In August 1999, TXU Gas made a scheduled principal payment of $150 million on 7% Notes due August 1999 using an intercompany advance from TXU.

    At September 30, 1999, TXU, TXU Electric Company (formerly Texas Utilities Electric Company) (TXU Electric), a wholly-owned subsidiary of TXU, and TXU Gas had $2.5 billion of joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. The US Credit Agreements have two facilities. Facility A provides for short-term borrowings aggregating up to $1.1 billion outstanding at any one time at variable interest rates and terminates February 25, 2000. Of this amount, $800 million can be used for working capital and other general corporate purposes. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates March 2, 2003. Borrowings under this facility can be used for working capital and other general corporate purposes. The combined borrowings of TXU, TXU Electric and TXU Gas under both facilities, excluding amounts restricted to finance the acquisition of a non-US subsidiary by TXU, are limited to an aggregate of $2.2 billion outstanding at any one time. TXU Gas' borrowings under both facilities are limited to an aggregate of $650 million outstanding at any one time. The facilities primarily support commercial paper borrowings by TXU. At September 30, 1999, TXU Gas had no borrowings outstanding under these lines.

    TXU Gas may issue additional debt and equity securities as needed, including the possible future sale of up to $600 million aggregate principal amount of debt securities and/or preferred securities of subsidiary trusts currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

    Risk Management—No material substantive changes in the exposure to or management of interest rate risk have occurred subsequent to December 31, 1998.

Regulation and Rates

    On October 29, 1999, TXU Lone Star Pipeline, a division of TXU Gas, filed with the Railroad Commission of Texas a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requests a general increase in revenues of approximately $20 million. Action on this request is anticipated in the second quarter of 2000. TXU Lone Star Pipeline is unable to predict the outcome of this case.

    TXU Gas has several rate requests pending or on appeal. (See Note 6 to Condensed Consolidated Financial Statements for a discussion of these items).

CHANGE IN ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133", which defers the implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Gas is currently evaluating the impact the adoption of this standard will have on its statement of financial position and results of operations.

YEAR 2000 ISSUES

Overview

    Year 2000 (Y2K) issues of TXU Gas are being addressed with those of its parent company, TXU. The following disclosure regarding Y2K issues of TXU's US businesses is excerpted from TXU's Form 10-Q for the period ended September 30, 1999.

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

    Applications and equipment in each of these three major initiatives have been inventoried and categorized based on their criticality to TXU's business operations. Assessments of the potential impact due to Y2K issues are essentially complete. This process includes the solicitation of vendor feedback, comparing information with other energy companies, and in many cases internal verification by testing. The remediation and testing work on IT Corporate Applications is 100% complete. On September 30, 1999, the IT Infrastructure project was over 95% complete and remediation work on embedded systems was 99.6% complete.

Readiness

    The IT Corporate Applications remediation and testing activities are complete. Certification for the Y2K compliance on all mission critical business applications was completed as scheduled. Certification of remaining applications was completed in the third quarter of 1999.

    The IT Infrastructure project involves assessing the compliance of standard computer hardware, network systems including gateways, hubs and routers, telecommunications equipment, operating systems and IT standard software products. Equipment is brought to the appropriate model, version or release level specified by the product vendor as Y2K ready and tested in the TXU environment using test tools and appropriate procedures specified by documented test standards. All mission critical IT Infrastructure systems are Y2K ready. The total IT Infrastructure project is over 95% complete. The remaining work, which primarily involves the planned replacement or retirement of 850 business PCs, is scheduled for completion by November 30, 1999.

    Non-IT Equipment and Applications involve the hardware and software products that reside in individual business units. These items include the embedded systems that are used in the production, energy delivery, and other processes of TXU. Mission critical work for this project is complete.

    TXU has analyzed the potential impact of Y2K compliance efforts of third parties. Over 2,000 suppliers and service providers have been contacted to determine the status of their Y2K efforts. All of the top 500 key suppliers have responded. Fifty-six of the key suppliers have been audited by TXU's procurement services organization. Each supplier has reported it will be ready for Y2K. The more significant interdependencies relate to telecommunications and gas suppliers. On-site audits of a limited number of these significant third parties have been performed and readiness verified.

Costs

    The total costs associated with TXU's Y2K efforts for its US energy businesses are currently estimated to be approximately $40 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. The costs related to the three major initiatives are estimated to be as follows: IT Corporate Applications—$15 million; IT Infrastructure—$10 million; and Non IT-Equipment and Applications—$15 million. These costs are being expensed as incurred over the period 1996 through 2000 and a total of approximately $34 million has been expended through September 30, 1999. There can be no assurance that these estimated costs will not change as TXU's Y2K program continues.

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

Contingency Plans

    TXU has in place detailed emergency response and disaster recovery plans designed to ensure high reliability of service to customers. These plans are utilized routinely for abnormal service conditions. These plans have been reviewed to identify required actions specific to the Y2K issue. Y2K contingency plans were developed and filed with the Public Utility Commission of Texas on June 30, 1999. These Y2K contingency plans address both TXU activities and actions necessary to mitigate the impact of third party disruptions. These contingency plans have been coordinated with those of the Electric Reliability Council of Texas and NERC. TXU will continue to refine and test these plans throughout the remainder of 1999.

FORWARD-LOOKING STATEMENTS

    This report and other presentations made by TXU Gas and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Gas' 1998 Form 10-K, as well as general industry trends; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demand, among others, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    In July 1999, the City of Gatesville, Texas filed suit in the State District Court of Coryell County, Texas, 52nd Judicial District, against TXU Lone Star Gas, TXU Gas and other TXU Companies, and sought to represent a class of plaintiffs consisting of approximately 490 Texas cities, towns and other municipalities to whom TXU Lone Star Gas had paid municipal franchise fees over a period of twenty-five years. The complaint alleges that TXU Lone Star Gas concealed information from the cities regarding its revenue data, gross receipts and related charges and fees that were subject to, but not used as a basis for determining, municipal franchise fees owed to the plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Lone Star Gas believes the claims are without merit and intends to vigorously defend this suit.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of Part II are:
	15—	Letter of Deloitte & Touche LLP as to unaudited interim financial information
	27—	Financial Data Schedule
(b)	Reports on Form 8-K filed since June 30, 1999:
None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TXU Gas Company (Formerly ENSERCH Corporation)

	By	/s/ JERRY W. PINKERTON Jerry W. Pinkerton
Vice President and Controller, Principal Accounting Officer
Date: November 11, 1999

QuickLinks

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K