Form 10-K405
period 1999-12-31
TXU GAS CO
filed 2000-03-17
CIK 33015

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                     _____________________________________

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                                    -- OR--

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     _____________________________________

Commission        Exact Name of Registrant as Specified in its Charter;       I.R.S. Employer
File Number    Address of Principal Executive Offices; and Telephone Number  Identification No.
-----------    ------------------------------------------------------------  ------------------
1-3183         TXU Gas Company                                                       75-0399066
               Energy Plaza, 1601 Bryan Street
               Dallas, TX 75201-3411
               (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                                     Name of Each Exchange on
                      Title of Each Class                               Which Registered
                      -------------------                            ------------------------
     Depositary shares, Series F, each representing 1/40 share       New York Stock Exchange
     of the Adjustable Rate Cumulative Preferred Stock, Series F,
     liquidation preference $1,000 per share

Securities registered pursuant to Section 12(g) of the Act:    None
                     _____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of TXU Gas Company Common Stock held by non-affiliates:
None

Common Stock outstanding at March 17, 2000: 451,000 shares, par value $0.01 per share.

                     _____________________________________

                  DOCUMENTS INCORPORATED BY REFERENCE - None
                     _____________________________________

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                    PART I

Item 1.  BUSINESS.........................................................................   1
           BUSINESS.......................................................................   1
           COMPETITIVE STRATEGY...........................................................   3
           OPERATING SEGMENTS.............................................................   3
             US Gas Pipeline and Distribution Segment.....................................   4
             US Energy Marketing Segment..................................................   8
           ENVIRONMENTAL MATTERS..........................................................   9

Item 2.  PROPERTIES.......................................................................  10

Item 3.  LEGAL PROCEEDINGS................................................................  10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................  11

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..............................................................  12

Item 6.  SELECTED FINANCIAL DATA..........................................................  12

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................................  12

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................  12

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................  12

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.........................................................  12

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..................................   13

Item 11. EXECUTIVE COMPENSATION..........................................................   15

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................   25

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................   26


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................   27

APPENDIX A - Financial Information
APPENDIX B - TXU Gas Exhibits For 1999 Form 10-K

                                    PART I

Item 1.  BUSINESS

                                   BUSINESS
                                   --------

     TXU Gas Company (TXU Gas), formerly ENSERCH Corporation, is an integrated company focused primarily on natural gas. Through its divisions and subsidiaries, TXU Gas is engaged in the gathering, processing, transmission and distribution of natural gas and the marketing of natural gas and electricity. TXU Gas is a wholly-owned subsidiary of Texas Utilities Company (doing business as TXU Corp.), a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses primarily in the United States (US), Europe and Australia. Additional information concerning subsidiaries and divisions of TXU Gas follows. TXU Gas and its subsidiaries possess all necessary franchises, licenses and certificates to enable them to conduct their respective businesses.

     At December 31, 1999, TXU Gas and its direct and indirect wholly-owned subsidiaries had 1,486 full-time employees.

Merger with TXU Corp.

     On August 5, 1997 (Acquisition Date), the merger transactions involving the former Texas Utilities Company, now known as TXU Energy Industries Company, a wholly-owned subsidiary of TXU Corp., and TXU Gas were completed. All of the common stock of TXU Gas was converted into common stock of TXU Corp., and TXU Gas became a wholly-owned subsidiary of TXU Corp. Immediately prior to the merger, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc., former subsidiaries of TXU Gas, were merged to form a new company, and TXU Gas distributed to its common shareholders its ownership interest in those businesses.

     TXU Corp. accounted for its acquisition of TXU Gas as a purchase. Purchase accounting adjustments, including goodwill, were pushed down and are reflected in the financial statements of TXU Gas and its subsidiaries for the period subsequent to August 5, 1997. The financial statements of TXU Gas for the periods ended before August 5, 1997 are designated herein as "Predecessor". The comparability of the operating results for the Predecessor and the periods encompassing push down accounting is affected by the purchase accounting adjustments, including the amortization of goodwill over a period of forty years.

     On December 31, 1997, TXU Gas sold to another subsidiary of TXU Corp., at net book value, the group of companies which had constituted TXU Gas' power development and international gas distribution operations. For financial reporting purposes, the sale was deemed to have occurred on August 5, 1997. Accordingly, operating results for periods following the Acquisition Date exclude those operations. The Predecessor financial statements were not restated to reflect the sale.

Business of TXU Gas

     TXU Gas conducts its major business operations through the following divisions and subsidiaries:

     TXU Lone Star Pipeline, formerly Lone Star Pipeline Company, a partially rate-regulated division of TXU Gas, owns and operates interconnected natural-gas transmission lines, underground storage reservoirs, compressor stations and related properties, all within Texas. With a system consisting of approximately 7,400 miles of transmission and gathering pipelines in Texas, TXU Lone Star Pipeline is one of the largest pipelines in the US. Through these facilities, it transports natural gas to distribution systems of TXU Gas Distribution and other customers. Rates for the services provided to TXU Gas Distribution are regulated by the Railroad Commission of Texas (RRC), while rates for services to other customers are generally established by competitively negotiated contracts.

     TXU Gas Distribution, formerly Lone Star Gas Company, a partially rate-regulated division of TXU Gas, owns and operates natural gas distribution systems and related properties. One of the largest gas distribution companies in the US and the largest in Texas, TXU Gas Distribution provides service through over 24,000 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.4 million residential, commercial and industrial customers in approximately 560 cities and towns, including the 11-county Dallas-Fort Worth Metroplex. TXU Gas Distribution also transports natural gas to end users within its distribution system as market opportunities require. The distribution service rates that TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served with the RRC having appellate jurisdiction. The majority of TXU Gas Distribution's residential and commercial gas customers use gas for heating, and their needs are directly affected by the mildness or severity of the heating season. However, approximately 70% of TXU Gas Distribution's residential and commercial volumes are subject to weather normalization adjustments. Sales to electric-generation customers are affected by the mildness or severity of both cooling and heating seasons.

     TXU Processing Company (TXU Processing), formerly Enserch Processing, Inc., a wholly-owned subsidiary of TXU Gas, gathers and processes natural gas to remove impurities and extract natural gas liquids for sale and sells the natural gas remaining after processing. TXU Gas has recently sold or is selling a number of assets that no longer align with its long-term strategy. In March 2000, TXU Gas announced that it had entered into a contract for the sale of substantially all of the assets of TXU Processing.

     TXU Energy Trading Company (TXU Energy Trading), formerly Enserch Energy Services Inc., a wholly-owned subsidiary of TXU Gas, is a wholesale and retail marketer of natural gas and electricity throughout the US. Its primary natural gas markets, both retail and wholesale, are in Texas, the Northeast, the Midwest and the West Coast. TXU Energy Trading's marketing activities typically consist of (i) contracting to purchase specific volumes of gas from producers, pipelines and other suppliers at various points of receipt, (ii) aggregating gas supplies and arranging for the transportation of these gas supplies, (iii) negotiating to sell specific volumes of gas over a specified period of time to other wholesale marketers and end users, (iv) trading gas volumes to optimize storage facilities and other asset management strategies and (v) providing related risk-management services to its customers. TXU Energy Trading makes physical sales of electricity in the wholesale market throughout the US excluding the area of the Electric Reliability Council of Texas (ERCOT).

     TXU Gas operates in the liquified and compressed natural-gas vehicular fuel markets through its Alternative Fuel Division. This includes two affiliates, FleetStar of Texas, L.C. (FleetStar), a fueling affiliate owned 50% by TXU Gas, and TranStar Technologies, L.C., a vehicle conversion affiliate owned 100% by TXU Gas. FinaStar, which is a partnership between FleetStar and Fina Oil and Chemical, is 25% owned by TXU Gas. TXU Gas intends to sell its Alternative Fuel Division.

     The sale of TXU Processing and the Alternative Fuel Division will not significantly affect TXU Gas' operations.

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

     In order to remain competitive, TXU Gas aggressively manages its operating costs and capital expenditures through streamlined business processes and is developing and implementing strategies to address an increasingly competitive environment. These strategies include initiatives to improve return on assets and to maximize value through new marketing programs.


                              OPERATING SEGMENTS
                              ------------------

     TXU Gas has two reportable operating segments:

     (1) US Gas Pipeline and Distribution - operations involving the gathering, processing, transmission and distribution of natural gas and selling of natural gas liquids in Texas;

     (2) US Energy Marketing - operations involving purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada; and

     Other - non-segment operations consisting of liquified and compressed natural gas fuels.

     Financial information required hereunder is set forth in Note 14 to the Financial Statements.

                   US GAS PIPELINE AND DISTRIBUTION SEGMENT

GENERAL

Operating Statistics

                                                                                                    Predecessor
                                                                                                    -----------
                                                                                    Period from     Period from
                                                                                    Acquisition    January 1, 1997
                                                               Year Ended             Date to           to
                                                               December 31,         December 31,    Acquisition
                                                            -------------------
                                                             1999         1998          1997           Date
                                                            ------       ------        ------       -----------
SALES VOLUMES
   Gas distribution (billion cubic feet -- Bcf):
       Residential........................................      68           77            33           53
       Commercial.........................................      45           49            21           33
       Industrial and electric generation.................       4            4             3            7
                                                            ------       ------        ------         ----
          Total gas distribution..........................     117          130            57           93
                                                            ======       ======        ======         ====

   Pipeline transportation (Bcf)..........................     551          599           255          362
   Gas liquids (million barrels)..........................       6            6             3            3

OPERATING REVENUES (millions of dollars)
   Gas distribution:
       Residential........................................  $  402       $  437        $  206         $335
       Commercial.........................................     212          225           109          178
       Industrial and electric generation.................      20           20            15           38
                                                            ------       ------        ------         ----
          Total gas distribution..........................     634          682           330          551
   Pipeline transportation................................     116          121            57           77
   Gas liquids............................................      86           64            37           49
   Other revenues, less intra-segment eliminations........      27          (13)            3           --
                                                            ------       ------        ------         ----
          Total operating revenues........................  $  863       $  854        $  427         $677
                                                            ======       ======        ======         ====
GAS DISTRIBUTION CUSTOMERS
   (end of year - in thousands)...........................   1,407        1,379         1,355

HEATING DEGREE DAYS (% of normal).........................      70%          89%          119%          97%

  Gas Distribution Peaking -- TXU Gas Distribution estimates its peak-day availability of natural gas supply from its long-term contracts, short-term contracts and withdrawals from underground storage to be in excess of 2.0 Bcf. Daily spot contracts raise this availability level to meet additional peak-day needs.

     During 1999, the average daily demand of TXU Gas Distribution's residential and commercial customers was 0.3 Bcf. TXU Gas Distribution's greatest daily demand in 1999 was on January 3, when the arithmetic-mean temperature was 27 degrees Fahrenheit and sales to its customers reached 1.7 Bcf.

     Gas Supply -- TXU Gas Distribution's gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and gas in storage. The total available gas supply as of January 1, 2000 was 148 Bcf, which is approximately 1.2 times TXU Gas Distribution's purchases during 1999. Of this total, 64 Bcf are specific reserves and 32 Bcf are working gas in storage. Management has calculated that 52 Bcf are committed to TXU Gas Distribution under gas supply contracts not related to specific reserves or fields. In 1999, TXU Gas Distribution's gas requirements were purchased from approximately 183 independent producers, marketers and pipeline companies.

     TXU Gas Distribution has sufficient storage working gas capacity and gas in storage to meet its peak-day requirements. TXU Gas Distribution utilizes the services of seven gas storage fields owned by TXU Lone Star Pipeline, all of which are located in Texas. These fields have an optimal working gas capacity of 43.7 Bcf and a storage withdrawal capacity of up to 1.3 Bcf per day.

     TXU Gas Distribution has historically maintained a contractual right to curtail, which is designed to achieve the highest load factor possible in the use of the pipeline system while ensuring continuous and uninterrupted service to residential and commercial customers. Under the program, industrial customers negotiate their own rates and relative priorities of service. Interruptible service contracts include the right to curtail gas deliveries up to 100% according to a priority plan. The last sales curtailment for TXU Gas Distribution occurred in 1990 and lasted only 30 hours.

     Estimates of gas supplies and reserves are not necessarily indicative of TXU Gas Distribution's ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering and transmission systems, the duration and severity of cold weather, the availability of gas reserves from its suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities. Curtailment rights provide TXU Gas Distribution flexibility to meet the human-needs requirements of its customers on a firm basis. Priority allocations and price limitations imposed by federal and state regulatory agencies, as well as other factors beyond the control of TXU Gas Distribution, may affect its ability to meet the demands of its customers.

     TXU Gas Distribution buys gas under long-term and short-term intrastate contracts in order to ensure reliable supply to its customers. Many of these contracts require minimum purchases of gas. The estimated gas demand, which assumes normal weather conditions, significantly exceeds the minimum purchase obligations of these contracts for the year 2000 and thereafter.

     The TXU Gas Distribution supply program is designed to contract for new supplies of gas and to recontract targeted expiring sources. In addition to being heavily concentrated in the established gas-producing areas of central, northern and eastern Texas, TXU Lone Star Pipeline's intrastate pipeline system also extends into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation's remaining onshore natural gas reserves. TXU Lone Star Pipeline's pipeline system provides access to all of these basins. TXU Lone Star Pipeline is well situated to receive large volumes into its system at the major hubs, such as Katy and Waha, as well as from storage facilities where TXU Gas Distribution maintains high delivery capabilities.

REGULATION AND RATES

     TXU Gas Distribution and TXU Lone Star Pipeline are wholly intrastate in character and perform distribution utility operations and pipeline transportation services, respectively, in the State of Texas subject to regulation by municipalities in Texas and the RRC. The RRC regulates the charge for the transportation of gas by TXU Lone Star Pipeline to TXU Gas Distribution's distribution systems for sale to TXU Gas Distribution's residential and commercial consumers. TXU Lone Star Pipeline owns no certificated interstate transmission facilities subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act, has no sales for resale under the rate jurisdiction of the FERC and does not perform any transportation service that is subject to FERC jurisdiction under the Natural Gas Act.

     The city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The distribution service rates TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jurisdiction.

     TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $7.5 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 1999 in addition to about $2.5 million granted in 1998. Rate cases supporting an additional $8.3 million in annualized revenue increases were pending in a number of cities as of December 31, 1999. The $8.3 million of annualized revenue increases includes $6.3 million for the general rate increase filed for in August 1999 by TXU Gas Distribution in the cities of Dallas, University Park, Highland Park and Cockrell Hill, Texas. On February 23, 2000, the City of Dallas denied the rate increase. Similar action is expected in the other cities. TXU Gas Distribution intends to appeal this action to the RRC, which has the power to review and overturn the denial, and seek in excess of $9 million in rate relief. TXU Gas is unable to predict the outcome of the appeal. Weather normalization adjustment clauses have been approved by 315 cities served by TXU Gas Distribution, representing 70% of TXU Gas Distribution's residential and commercial sales volumes. These clauses allow rates to be adjusted to reflect the impact of warmer- or colder-than-normal weather during the winter months, minimizing the impact of variations in weather on TXU Gas Distribution's earnings.

     TXU Gas Distribution's sales to industrial customers are provided under rates reflected in standard rate schedules and contracts. Transportation services to industrial and electric-generation customers are provided under competitively negotiated contracts. Industrial customers also have standard rate schedules for transportation services. Regulatory authorities in Texas have jurisdiction to revise, review and regulate rates to industrial and electric-generation customers but, historically, have not actively exercised this jurisdiction because of the existing competitive market. Sales contracts with these customers permit automatic adjustment on a monthly basis for the full amount of increases or decreases in the cost of gas.

     Under a settlement of the RRC rate inquiry approved in June 1998, TXU Gas Distribution agreed to credit residential and commercial customers with $18 million to be spread over the next two heating seasons thereafter. The final order approving the stipulation found that all gas costs flowed through TXU Gas Distribution's monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary. As a part of the final order, the RRC required an audit of an amount that TXU Gas Distribution credited to residential and commercial customers under a previous voluntary stipulation. The audit report sent to TXU Gas Distribution on December 16, 1998 indicated that an additional $7.3 million should be credited to residential and commercial customers. TXU Gas believes that the additional amount noted in the audit report was included in the $18 million settlement, but it is unable to predict the outcome of the audit process.

     Gas Utilities Docket No. 8935 - TXU Gas Distribution filed an application with the RRC in February 1999 to modify the gas cost adjustment provision of the city gate rate tariff approved in November 1997. The modification allows for a more accurate recovery of the gas cost from TXU Gas Distribution's residential and commercial customers. The case was settled, and a final order recognizing the settlement was issued in August 1999. The final order allows TXU Gas Distribution to recover from, or return to, city gate customers under- or over-recovered gas cost resulting from cycle billing in accordance with TXU Gas Distribution's proposed methodology. This applies to under- and over-recovered gas costs occurring over the twelve-month periods ended June 1999 and June 2000. TXU Gas Distribution was also directed to file a revised gas cost adjustment tariff with the RRC by January 15, 2000 to address the cycle billing issue and other gas cost recovery issues. A revised tariff was filed with the RRC on January 14, 2000, but by agreement of the parties and RRC staff, further proceedings on the revised gas cost adjustment clause have been postponed to July 2000.

     In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requests a general increase in annual revenues of approximately $20 million. Action on this request is anticipated in the second quarter of 2000. TXU Lone Star Pipeline is unable to predict the outcome of this case.

COMPETITION

     Customer sensitivity to energy prices and the availability of competitively priced gas in the non-regulated markets continue to cause competition in the electric-generation and industrial-user markets. Natural gas faces varying degrees of competition from electricity, coal, natural gas liquids, oil and other refined products throughout TXU Gas Distribution's service territory. Pipeline systems of other companies, both intrastate and interstate, extend into or through the areas in which TXU Gas Distribution's markets are located, creating competition from other sellers of natural gas. Competitive pressure from other pipelines and alternative fuels has caused a decline in sales by TXU Gas Distribution to industrial and electric-generation customers. As developments in the energy industry point to a continuation of these competitive pressures, TXU Gas Distribution intends to maintain its focus on customer service and the creation of new services for its customers in order to remain its customers' supplier of choice.

     TXU Lone Star Pipeline is the sole transporter of natural gas to TXU Gas Distribution's distribution systems. TXU Lone Star Pipeline competes with other pipelines in Texas to transport natural gas to new and existing industrial and power generation facilities as well as to off-system markets. These businesses are highly competitive.

     Open Access -- TXU Lone Star Pipeline has been an open access transporter under Section 311 of the Natural Gas Policy Act of 1978 (NGPA) on its intrastate transmission facilities since July 1988. Such transportation is performed pursuant to Section 311(a)(2) of the NGPA and is subject to an exemption from the jurisdiction of the FERC under the Natural Gas Act, pursuant to Section 601 of the NGPA.

     Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                          US ENERGY MARKETING SEGMENT

GENERAL

Operating Statistics

                                                                                   Predecessor
                                                                                 ---------------
                                                                 Period from       Period from
                                                                 Acquisition     January 1, 1997
                                                Years Ended        Date to             to
                                                December 31,     December 31,      Acquisition
                                              -----------------
                                               1999       1998       1997             Date
                                              ------     ------  ------------    ---------------
SALES VOLUMES
       Gas (Bcf)..........................     1,102       1,115       292            223
       Electric (gigawatt-hours - GWh)....     6,544      16,268        --             --


OPERATING REVENUES (millions of dollars)..    $2,983     $ 3,199     $ 859           $603

     TXU Energy Trading is headquartered in Houston, Texas, and its primary natural gas markets, both retail and wholesale, are in Texas, the Northeast, the Midwest and the West Coast. Other than within ERCOT, TXU Energy Trading engages in the physical purchase and sale of electricity in the wholesale markets throughout the US and is also engaged in power retail marketing, primarily in the Northeast region of the country.

     In the course of providing comprehensive energy products and services to its diversified client base, TXU Energy Trading engages in energy price risk management activities. In addition to the purchase and sale of physical commodities, TXU Energy Trading enters into futures contracts; swap agreements, where settlement is based on the difference between a fixed and floating (index based) price for the underlying commodity; exchange traded options; over-the-counter options, which are settled in cash or in the physical delivery of the underlying commodity; exchange-of-futures-for-physical transactions; energy exchange transactions; storage activities; and other contractual arrangements. TXU Energy Trading may buy and sell certain of these instruments to manage its exposure to price risk from existing contractual commitments as well as other energy-related assets and liabilities. It may also enter into contracts to take advantage of arbitrage opportunities. In order to manage its exposure to the price risk associated with these instruments, TXU Energy Trading has established trading policies and limits and revalues its exposures daily against these benchmarks. TXU Energy Trading also periodically reviews these policies to ensure they are responsive to changing market and business conditions.

     TXU Energy Trading's business is not specifically seasonal; however, the results of its operations are affected by price volatility in the underlying commodity markets. Price volatility in both natural gas and electric power is largely a result of supply and demand factors driven by weather conditions and physical constraints in the deliverability of these commodities. Arbitrage opportunities resulting from this price volatility are often greatest in the late summer, early fall and winter months for natural gas and the summer months for electricity.

COMPETITION

     TXU Energy Trading pursues opportunities to manage risks for non-affiliated companies. As electricity markets are deregulated and natural gas markets continue to evolve following the implementation of the 1992 Order 636 of the FERC, additional opportunities are created in the broader, more active trading markets and in the markets serving non-regulated customers. This highly competitive market demands that a wide array of services be offered, including term contracts with interruptible and firm deliveries, risk management, aggregation of supply, nominations, scheduling of deliveries and asset optimization strategies for both transportation capacity and storage.

     The activities of TXU Energy Trading continue to be developed. The strategy is to build infrastructure and merchant trading capabilities in preparation for a deregulated electric industry in Texas.

     Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                             ENVIRONMENTAL MATTERS
                             ---------------------

     TXU Gas is subject to various federal, state and local regulations dealing with air and water quality and related environmental matters.

     Air - Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from facilities located within the State of Texas. In addition, the New Source Performance Standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air
Act), which have also been adopted by the TNRCC, are also applicable. In 1999, EPA promulgated two National Emission Standards for Hazardous Air Pollutants that apply to TXU Gas facilities. The TNRCC has not yet been delegated the authority to enforce these standards. Any additional capital expenditures, as well as any increased operating costs associated with these new requirements, are expected to be recoverable through rates, as similar costs have been recovered in the past. The TNRCC has issued Title V Operating Permits, required by the Clean Air Act, for all facilities to which this requirement applies. TXU Gas believes that operating costs that will be incurred under operating permits, new permit fee structures, capital expenditures associated with equipment modifications to reduce emissions and any expenditures on monitoring equipment, in the aggregate, will not have a materially adverse effect on TXU Gas' financial position, results of operations or cash flows.

     Water - The TNRCC, the EPA and RRC have jurisdiction over water discharges (including storm water) from TXU Gas' facilities. TXU Gas' facilities are presently in compliance with applicable state and federal requirements relating to discharges into water. TXU Gas has obtained all required waste water discharge permits from the EPA and the RRC for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Gas believes it can satisfy the requirements necessary to obtain any required permits or renewals.

Item 2.  PROPERTIES

     At December 31, 1999, TXU Lone Star Pipeline operated approximately 7,400 miles of transmission and gathering lines and operated 22 compressor stations having a total rated horsepower of approximately 76,000. TXU Lone Star Pipeline also owned seven active gas storage fields, all located on its system in Texas. At December 31, 1999, TXU Gas Distribution operated over 24,000 miles of distribution mains. At December 31, 1999, TXU Processing had interests in 13 processing plants, 10 of which were wholly-owned, and operated approximately 1,800 miles of gathering lines.

     TXU Gas owns a five-building office complex in Dallas, containing approximately 453,000 square feet of space that is occupied by TXU Gas and affiliates.


Item 3.  LEGAL PROCEEDINGS

     In October 1995, a lawsuit was filed in the Supreme Court of Western Australia by Woodside Petroleum Ltd. and its joint venture partners against TXU Gas, a former subsidiary and others. Plaintiffs seek damages of approximately $18 million from TXU Gas based on an indemnity arrangement and approximately $208 million from the other defendants for alleged breaches of contract and breaches of a trade practice act, all in connection with the construction of an offshore gas and condensate drilling production platform. TXU Gas has agreed to indemnify the current owner of the former subsidiary pursuant to the provisions in the prior sales agreement. Following a preliminary hearing, the Court, in December 1997, delivered an opinion in favor of TXU Gas, the former subsidiary and the other defendants finding that the defendants are other assureds under certain insurance policies owned by the plaintiffs and that the plaintiffs and their insurers are precluded from bringing a subrogated claim against the defendants. In April 1998, the court entered a final judgment. The plaintiffs' lawsuit was dismissed as well as the counterclaims of the defendants. The plaintiffs served their notice of appeal in May 1998. The appeal was heard by the Full Court of the Supreme Court of Western Australia in February 1999. In March 1999, the Full Court of the Supreme Court entered a judgment dismissing the plaintiffs' appeal. The final order has now been submitted to the court.

     In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX, TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani and sought to represent a certain class of purchasers of common stock of EEX. In December 1998, the United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B.K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual-named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss in March 1999, and discovery has been stayed pending a ruling on the motion to dismiss. TXU Gas is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but intends to vigorously defend this suit.

     In July 1999, the City of Gatesville, Texas filed suit in the State District Court of Coryell County, Texas, 52nd Judicial District, against TXU Gas Distribution, TXU Gas and other TXU Companies, and sought to represent a class of plaintiffs consisting of approximately 490 Texas cities, towns and other municipalities to whom TXU Gas Distribution had paid municipal franchise fees over a period of twenty-five years. The complaint alleges that TXU Gas Distribution concealed information from the cities regarding its revenue data, gross receipts and related charges and fees that were subject to, but not used as a basis for determining, municipal franchise fees owed to the plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Gas Distribution believes the claims are without merit and intends to vigorously defend this suit.

     In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas and TXU Energy Trading. Quinque and the other named plaintiffs sought to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting
in underpayments to plaintiffs.   No amount of damages has been specified in the
complaint. While TXU Gas and TXU Energy Trading are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Energy Trading believe these claims are without merit and intend to vigorously defend this suit.

     TXU Gas and its subsidiaries are party to other lawsuits arising in the ordinary course of its business. TXU Gas believes, based on its current knowledge and the advice of counsel, that all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operations or cash flows.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Not applicable.  All of TXU Gas' common stock is owned by TXU Corp.

Item 6.   SELECTED FINANCIAL DATA

          The information required hereunder for TXU Gas is set forth under Selected Financial Data included in Appendix A to this report.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required hereunder for TXU Gas is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required hereunder for TXU Gas is set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations included in Appendix A to this report.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required hereunder for TXU Gas is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Operations, Statements of Consolidated Comprehensive Loss, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Common Stock Equity and Notes to Financial Statements included in Appendix A of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Identification of Directors, business experience and other directorships:


                               Other Positions and
                             Offices Presently Held    Date First Elected as     Present Principal Occupation or
                                 With TXU Gas                Director               Employment and Principal
                             (Current Term Expires     (Current Term Expires    Business (Preceding Five Years),
Name of Director        Age       in May, 2000)            in May, 2000)               Other Directorships
----------------        ---  ----------------------    ---------------------   ----------------------------------
David W. Biegler         53  President and Chief        September 1, 1991      President and Chief Operating
                              Operating Officer                                   Officer of TXU Corp., TXU
                                                                                  Electric and TXU Gas; prior
                                                                                  thereto, Chairman, President and
                                                                                  Chief Executive Officer of  TXU
                                                                                  Gas; other directorships: TXU
                                                                                  Electric, Chase Bank of Texas
                                                                                  N.A. and Trinity Industries, Inc.
                                                                                  (railcars, construction materials
                                                                                  and industrial equipment).

Barbara B. Curry         45          None                 August 5, 1997       Executive Vice President of TXU
                                                                                  Business Services; prior thereto,
                                                                                  Vice President of TXU Business
                                                                                  Services and, prior thereto,
                                                                                  Assistant to the Chairman of
                                                                                  TXU Corp.; other directorship:
                                                                                  TXU Electric.

H. Jarrell Gibbs         62      Vice Chairman            August 5, 1997       Vice Chairman of the Board of TXU
                                                                                  Corp. and TXU Gas; prior
                                                                                  thereto, President of TXU
                                                                                  Electric and prior thereto, Vice
                                                                                  President and Principal Financial
                                                                                  Officer of TXU Corp.

Michael J. McNally       45          None                 August 5, 1997       Executive Vice President and Chief
                                                                                  Financial Officer of TXU Corp.;
                                                                                  prior thereto President,
                                                                                  Transmission Division of TXU
                                                                                  Electric; prior thereto, Principal
                                                                                  of Enron Development
                                                                                  Corporation; prior thereto,
                                                                                  Managing Director of Enron
                                                                                  Capital and Trade Resources;
                                                                                  other directorship: TXU Electric.

Erle Nye                 62  Chairman of the Board        August 5, 1997       Chairman of the Board and Chief
                              and Chief Executive                                 Executive of TXU Corp., TXU
                                                                                  Electric and TXU Gas; prior
                                                                                  thereto, President and Chief
                                                                                  Executive of TXU Corp. and
                                                                                  Chairman of the Board and Chief
                                                                                  Executive of TXU Electric; other
                                                                                  directorships: TXU Corp.,  TXU
                                                                                  Electric and TXU Europe
                                                                                  Limited.

Robert A. Wooldridge     62          None                 August 5, 1997       Partner in the law firm of
                                                                                  Worsham, Forsythe & Wooldridge,
                                                                                  L.L.P.


Directors of TXU Gas receive no compensation in their capacity as Directors.

Identification of Executive Officers and business experience:

                           Positions and Offices    Date First Elected to
                         Presently Held (Current       Present Offices
                               Term Expires         (Current Term Expires          Business Experience
Name of Officer     Age        in May, 2000)            in May, 2000)             (Preceding Five Years)
---------------     ---  -----------------------    ---------------------   -------------------------------
Erle Nye             62  Chairman of the Board       January 1, 1998        Chairman of the Board and Chief
                          and Chief Executive                                  Executive of TXU Corp., TXU
                                                                               Electric and TXU Gas; prior
                                                                               thereto, President and Chief
                                                                               Executive of TXU Corp. and
                                                                               Chairman of the Board and
                                                                               Chief Executive of TXU
                                                                               Electric.

David W. Biegler     53  President and Chief         January 1, 1998        President and Chief Operating
                          Operating Officer                                    Officer of TXU Corp., TXU
                                                                               Electric and TXU Gas; prior
                                                                               thereto Chairman, President and
                                                                               Chief Executive Officer of TXU
                                                                               Gas.

T. L. Baker          54  President, TXU Gas          January 1, 1998        President of TXU Gas Distribution
                            Distribution                                       and the Electric Service Division
                                                                               of TXU Electric; prior thereto,
                                                                               Executive Vice President of
                                                                               TXU Electric and prior thereto,
                                                                               Senior Vice President of TXU
                                                                               Electric.

H. Jarrell Gibbs     62     Vice Chairman            February 16, 1998      Vice Chairman of the Board of TXU
                                                                               Corp. and TXU Gas; prior
                                                                               thereto, President of TXU
                                                                               Electric and prior thereto, Vice
                                                                               President and Principal Financial
                                                                               Officer of TXU Corp.

M. S. Greene         54  President, TXU Lone         November 11, 1999      President, TXU Lone Star Pipeline
                            Star Pipeline                                      and the Transmission Division of
                                                                               TXU Electric; prior thereto,
                                                                               Executive Vice President of
                                                                               TXU Fuel and TXU Mining.

There is no family relationship between any of the above-named Directors and Executive Officers.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All required reports relating to changes in beneficial ownership of shares of TXU Gas have been timely filed.

Item 11.  EXECUTIVE COMPENSATION

  TXU Gas and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:

                          SUMMARY COMPENSATION TABLE

                                                                           Long-Term Compensation (9)
                                                                    ------------------------------------
                                        Annual Compensation                 Awards              Payouts
                                 -------------------------------    -----------------------   -----------
                                                        Other       Restricted   Securities                   All Other
                                                       Annual         Stock      Underlying      LTIP          Compen-
     Name and                     Salary     Bonus     Compen-        Awards      Options/      Payouts        sation
 Principal Position       Year     ($)      ($) (7)   sation ($)       ($)        SARs (#)        ($)         ($) (10)
--------------------      ----   -------    -------   ----------    ----------   ----------   -----------     ---------
Erle Nye,  (1)            1999   908,333    475,000           -        688,750            -        61,016       184,892
 Chairman of the          1998   818,750    350,000           -        541,250            -        19,674       156,906
 Board and Chief          1997         0          0           -              0            -             0             0
 Executive

David W. Biegler, (2)     1999   641,667    164,000           -        310,250            -             0        81,509
 President and Chief      1998   617,500    102,500           -        244,250            -             0       174,208
 Operating Officer        1997   245,833          0           -              0            -             0             0

H. Jarrell Gibbs, (3)     1999   511,667    156,000     278,001(8)     273,000            -        24,969        94,140
 Vice Chairman            1998   443,750     97,500     187,007        210,000            -         7,390        77,213
                          1997         0          0           -              0            -             0             0

T. L. Baker, (4)          1999   355,833    116,000           -        199,250            -        23,467        71,675
 President, TXU Gas       1998   323,083     60,000           -        135,600            -         8,212        62,011
 Distribution             1997         0          0           -              0            -             0             0

M. S. Greene, (5)         1999   255,833     63,500           -        122,000            -        18,304        51,454
 President, TXU           1998         0          0           -              0            -             0             0
 Lone Star Pipeline       1997         0          0           -              0            -             0             0

Michael T. Hunter,(6)     1999   301,742     75,000           -              0            -             0     2,407,999
 President, TXU           1998   329,335     70,000           -              0            -             0       173,962
 Lone Star Pipeline       1997   320,000     95,124           -              0            -             0         4,000

---------------

(1) Mr. Nye was elected Chairman of the Board and Chief Executive of TXU Gas effective January 1, 1998. Compensation amounts represent compensation paid entirely by TXU Corp.

(2) Mr. Biegler was elected President and Chief Operating Officer of TXU Gas effective January 1, 1998; prior thereto he was Chairman of the Board, President and Chief Executive Officer. Effective August 5, 1997, Mr. Biegler became President and Chief Operating Officer of TXU Corp. and compensation amounts thereafter represent compensation paid by TXU Corp.

(3) Mr. Gibbs was elected Vice Chairman of the Board of TXU Gas effective January 1, 1998; compensation amounts represent compensation paid by TXU Business Services.

(4) Mr. Baker was elected President of TXU Gas Distribution effective January 1, 1998; compensation amounts represent compensation paid by TXU Electric.

(5) Mr. Greene was elected President of TXU Lone Star Pipeline effective November 11, 1999; compensation amounts represent compensation paid by TXU Electric.

(6)    Mr. Hunter resigned from TXU Lone Star Pipeline effective November 11,
       1999.

(7) Beginning in 1998, amounts reported as Bonus in the Summary Compensation Table are attributable to the named officer's participation in the Annual Incentive Plan (AIP) with the exception of Mr. Hunter's bonus of 1998 which was paid in cash. Elected corporate officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above are eligible to participate in the AIP. Under the terms of the AIP, target incentive awards ranging from 40% to 75% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or the maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the Organization and Compensation Committee (Committee) as well as the Committee's evaluation of the participant's and TXU Corp.'s performance. One-half of each such award is paid in cash and is reflected as Bonus in the Summary Compensation Table. Payment of the remainder of the award is deferred under the Deferred and Incentive Compensation Plan (DICP) discussed hereinafter in footnote (9).

(8) The amount reported for Mr. Gibbs as Other Annual Compensation consists of certain benefits provided by the Company under its standard expatriate policy in connection with an extended assignment in the United Kingdom during 1999. The amount includes approximately $128,000 for housing during the assignment, United Kingdom income taxes paid on Mr. Gibbs' behalf and certain other benefits.

(9) Amounts reported as Long-Term Compensation in the Summary Compensation Table are attributable to the named officer's participation in the DICP. Elected corporate officers of TXU Corp. and its participating subsidiaries with the title of Vice President or above are eligible to participate in the DICP. Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each Plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. In addition, one-half of any AIP award (Incentive Award) is deferred and invested under the DICP. The Matching Awards and Incentive Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant's deferred salary, Matching Award and Incentive Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock. On the expiration of the applicable maturity period (three years for the Incentive Awards and five years for deferred salary and Matching Awards), the values of the participant's accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferred salary together with a 6% per annum interest compounded annually. The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

       Incentive Awards and Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table for each of the last three years. As a result of these awards, undistributed Incentive Awards and Matching Awards made under the DICP in prior years, and dividends reinvested thereon, the number and market value of such Units at December 31, 1999 (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Biegler, Gibbs, Baker, Greene and Hunter were 55,941 ($1,989,402), 13,782 ($490,122), 22,058 ($784,438), 16,358 ($581,731), 11,968 ($425,612) and -
       0- ($-0-), respectively. Incentive and Matching Awards previously made to Mr. Hunter were forfeited upon his resignation in accordance with the terms of the DICP.

       The Long-Term Incentive Compensation Plan (LTICP) is a comprehensive, stock-based incentive compensation plan providing for discretionary grants of common stock-based awards, including restricted stock. Outstanding awards to named executive officers vest over a three year period and such executive officers may earn from 0% to 200% of the number of shares awarded based on TXU Corp.'s total return to shareholders over this three year period compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. Dividends are paid and reinvested on stock awards at the same rate as dividends on TXU Corp.'s common stock. As a result of restricted stock awards under the LTICP, and reinvested dividends, the number of shares of restricted stock and the value of such shares at December 31, 1999 held for Messrs. Nye, Biegler, Gibbs, Baker, Greene and Hunter were 90,227 ($3,208,698), 17,875 ($635,680), 24,530 ($872,348), 20,359 ($724,017),
       3,088 ($109,817) and -0- ($-0-), respectively. Shares previously awarded to Mr. Hunter under the LTICP were forfeited upon his resignation.

       Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with these deferred salaries for 1999 and the number of shares awarded under the LTICP. At the time of his resignation, Mr. Hunter forfeited all amounts under the DICP other than those accumulated as a result of salary deferred plus 6% per annum leaving a balance under the plan valued at $20,121. Shares previously awarded to Mr. Hunter under the LTICP were forfeited upon his resignation.


            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                               Deferred and Incentive
                                 Compensation Plan                       Long-Term Incentive Compensation Plan
                           ------------------------------     ---------------------------------------------------------------
                              Number of    Performance or                     Performance or
                               Shares,      Other Period        Number of      Other Period       Estimated Future Payouts
                              Units or         Until          Shares, Units       Until           ------------------------
                            Other Rights     Maturation          or Other     Maturation or      Minimum             Maximum
    Name                         (#)         or Payout          Rights (#)        Payout           (#)                 (#)
    ----                    ------------   --------------     --------------  --------------     -------             -------
Erle Nye................       3,417         5 Years             40,000          3 Years            0                 80,000
David W. Biegler........       2,337         5 Years             10,000          3 Years            0                 20,000
H. Jarrell Gibbs........       1,870         5 Years             13,000          3 Years            0                 26,000
T. L. Baker.............       1,330         5 Years             10,000          3 Years            0                 20,000
M. S. Greene............         935         5 Years              3,000          3 Years            0                  6,000
Michael T. Hunter.......           0               -                  0                -            -                      -

       The amounts reported under LTIP Payouts in the Summary Compensation Table represent payouts maturing during such years of earnings on deferred salary under the DICP in prior years.

(10) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named officer's participation in certain plans and as otherwise described hereinafter in this footnote.

       Employees of TXU Corp. and its participating subsidiaries are eligible to participate in the Employees' Thrift Plan of the Texas Utilities Company System (Thrift Plan), except for employees who, as of the last pay period in 1997, were on the payroll of TXU Gas or a subsidiary of TXU Gas who, with certain exceptions, are eligible to participate in the ENSERCH Corporation Employee Stock Purchase and Savings Plan (ENSAVE Plan). Under the Thrift Plan and the ENSAVE Plan participants may invest up to 16% of their regular salary or wages in common stock of TXU Corp., or in a variety of selected mutual funds. The participant's employer matches a portion of the participant's contributions in an amount equal to 40%, 50% or 60% (depending on the participant's length of service) of the first 6% of such participant's contributions. All matching amounts are invested in common stock of TXU Corp. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Biegler, Gibbs, Baker, Greene and Hunter amounted to $5,760, $5,760, $4,800, $5,760, $5,760 and $640, respectively, during 1999.

       TXU Corp. has a Salary Deferral Program (Program) under which each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the Program ($97,910 for the Program Year beginning April 1, 1999) may elect to defer a percentage of annual base salary, or any bonus or other special cash compensation for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. Effective with the Program Year beginning April 1, 1998, such deferrals may be up to a maximum of 50% of the employee's annual salary and/or 100% of the employee's bonus or other special cash compensation. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Program. Prior to April 1, 1998, deferrals under the Program were limited to up to 10% of the employee's salary and TXU Corp. made a matching award equal to 100% of the employee's salary deferral. Salary and bonuses deferred under the Program are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals made after April 1, 1998, are credited with earnings or losses based on the performance of investment alternatives selected by each participant. Deferrals made prior to April 1, 1998, are, at the end of the applicable maturity period, credited with the greater of the actual earnings of the Program assets, or the average yield during the applicable maturity period of U.S. Treasury Notes having a maturity of ten years. At the end of the applicable maturity period, the trustee for the Program distributes the deferrals and the applicable earnings in cash. The distribution is in a lump sum if the applicable maturity period is seven years. If the retirement option is elected, the distribution is made in twenty annual installments. Individuals who were participating in the Program on March 31, 1998, were given a one time opportunity to elect
       (1) to continue to have the provisions of the Program relating to permitted deferrals, matching awards, investments and calculation of earnings in effect prior to April 1, 1998, apply to their future Program participation; or (2) to have the Program provisions relating to investments and calculation of earnings apply to their entire Program account, including deferrals and matching contributions which had been made prior to April 1, 1998. TXU Corp. is financing the retirement portion of the Program through the purchase of corporate-owned life insurance on the lives of the participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. During 1999, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Biegler, Gibbs, Baker, Greene and Hunter in the amounts of $72,667, $51,333, $40,933, $28,467, $25,583 and $-0-, respectively.
       Matching awards previously made to Mr. Hunter were forfeited upon his resignation in accordance with the terms of the SDP.

       Under TXU Corp.'s Split-Dollar Life Insurance Program (Insurance Program), split-dollar life insurance policies are purchased for elected corporate officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above, with a death benefit equal to four times their annual Insurance Program compensation. New participants vest in the policies issued under the Insurance Program over a six year period. TXU Corp. pays the premiums for these policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of fifteen years of participation or the participant's attainment of age sixty-five. During 1999, the economic benefit derived by Messrs. Nye, Biegler, Gibbs, Baker, Greene and Hunter from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by TXU Corp. amounted to $106,465, $24,416, $48,407, $37,448, $20,111 and $8,350
       respectively.

       Under the terms of a change-in-control agreement between Mr. Hunter and TXU Gas, which was entered into prior to the acquisition of TXU Gas by TXU Corp., Mr. Hunter deferred, under the ENSERCH Corporation Deferred Compensation Plan, $2,097,525 otherwise payable under such change-in-control agreement upon his resignation. Income in the amount of $1,484 was also imputed to Mr. Hunter as the result of certain premium payments by TXU Gas on Mr. Hunter's behalf under the change in control agreement. Mr. Hunter also received a bonus in February 1999 in the amount of $300,000 under a retention bonus agreement between TXU Gas and Mr. Hunter. These amounts are reported under All Other Compensation.

     As a part of the acquisition of TXU Gas, options to purchase the common stock of TXU Gas which had been granted to various employees of TXU Gas were converted into options to acquire common shares of TXU Corp. The table below shows, for each of the named officers, the information specified with respect to exercised, exercisable and unexercisable options under all existing stock option plans, converted into shares of TXU Corp.'s common stock into which such options became exercisable at the time of the TXU Gas acquisition.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                        Number of Securities             Value of Unexercised
                                                       Underlying Unexercised               In-the-Money
                             Shares                         Options at                       Options at
                           Acquired on   Value           December 31, 1999                December 31, 1999
                            Exercise    Realized                (#)                               ($)
                                                     ---------------------------     -------------------------------
Name                          (#)         ($)        Exercisable   Unexercisable      Exercisable     Unexercisable
----                       ----------  ---------     -----------   -------------      -----------     --------------
Erle Nye............           0           0                 0          0                       0           0

David W. Biegler....           0           0           129,778          0               1,463,332           0

H. Jarrell Gibbs....           0           0                 0          0                       0           0

T. L. Baker.........           0           0                 0          0                       0           0

M. S. Greene........           0           0                 0          0                       0           0

Michael T. Hunter...           0           0                 0          0                       0           0

     TXU Corp. and its subsidiaries maintain retirement plans (TU Retirement
Plan) which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). Annual retirement benefits under the traditional defined benefit formula of the TU Retirement Plan, which applied to each of the named officers, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. Amounts reported under Salary for the named officers in the Summary Compensation Table approximate earnings as defined by the TU Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the TU Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of February 29, 2000, years of accredited service under the TU Retirement Plan for Messrs. Nye, Biegler, Gibbs, Baker, Greene and Hunter were 37, 2, 37, 29, 29, and -0-, respectively.


                      TEXAS UTILITIES PENSION PLAN TABLE

                                   Years of Service
                  ---------------------------------------------------------------------
   Remuneration       20             25           30             35            40
   ------------   ------------   ----------   ----------    ------------  -------------
 $      50,000    $   14,688      $ 18,360    $  22,032     $   25,704    $   29,376
       100,000        29,688        37,110       44,532         51,954        59,376
       200,000        59,688        74,610       89,532        104,454       119,376
       400,000       119,688       149,610      179,532        209,454       239,376
       800,000       239,688       299,610      359,532        419,454       479,376
     1,000,000       299,688       374,610      449,532        524,454       599,376
     1,400,000       419,688       524,610      629,532        734,454       839,376
     1,800,000       539,688       674,610      809,532        944,454     1,079,376
     2,000,000       599,688       749,610      899,532      1,049,454     1,199,376

     Before the TXU Gas acquisition, Mr. Biegler earned retirement benefits under the Retirement and Death Benefit Program of 1969 of ENSERCH Corporation and Participating Subsidiary Companies (ENSERCH Retirement Plan) which was merged into, and became a part of, the TU Retirement Plan effective December 31, 1997. In connection with this plan merger, the TU Retirement Plan was amended to provide that the retirement benefit of employees who were employed by TXU Gas or one of its subsidiaries participating in the ENSERCH Retirement Plan on August 5, 1997, and as of the last full pay period of 1997, will equal the sum of (1) their accrued benefit under the ENSERCH Retirement Plan through the last pay period of 1997 and (2) their accrued benefit under the TU Retirement Plan beginning with the first pay period of 1998; provided that the aggregate retirement benefit earned under the traditional defined benefit plan formula of the plans can be no less than the retirement benefit which would have been earned had all service under the traditional defined benefit formula been under the ENSERCH Retirement Plan. Mr. Biegler, whose employment with TXU Corp. began August 5, 1997, is treated in a similar manner. Amounts reported for Mr. Biegler under Salary and Bonus in the Summary Compensation Table approximate earnings as defined by the ENSERCH Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the ENSERCH Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of February 28, 1999, Mr. Biegler had 29 years of accredited service under the ENSERCH Retirement Plan and 2 years of accredited service under the TU Retirement Plan.


                          ENSERCH PENSION PLAN TABLE

                                                     Years of Service
                         --------------------------------------------------------------------------------

Remuneration                20          25             30             35           40             45
------------             ---------   ---------   -----------    ------------  -------------  ------------
 $    50,000             $ 12,541    $ 15,676    $   18,812     $   21,947     $   23,197    $   24,447
     100,000               30,041      37,551        45,062         52,572         55,072        57,572
     200,000               65,041      81,301        97,562        113,822        118,822       123,822
     400,000              135,041     168,801       202,562        236,322        246,322       256,322
     800,000              275,041     343,801       412,562        481,322        501,322       521,322
   1,000,000              345,041     431,301       517,562        603,822        628,822       653,822
   1,400,000              485,041     606,301       727,562        848,822        883,822       918,822
   1,800,000              625,041     781,301       937,562      1,093,822      1,138,822     1,183,822
   2,000,000              695,041     868,801     1,042,562      1,216,322      1,266,322     1,316,322

     TXU Corp.'s supplemental retirement plans (Supplemental Plan) provide for the payment of retirement benefits which would otherwise be limited by the Code or the definition of earnings in the TU Retirement Plan or the ENSERCH Retirement Plan, as applicable. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the applicable qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the TU Retirement Plan, earnings also include AIP awards (50% of the AIP award is reported under Bonus for the named officers in the Summary Compensation Table). The tables set forth above illustrate the total annual benefit payable at retirement under the TU Retirement Plan and the ENSERCH Retirement Plan, respectively, inclusive of benefits payable under the Supplemental Plan, prior to any reduction for a contingent beneficiary option which may be selected by participants.

     The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp. and is illustrative of the methodology utilized in establishing the compensation of executive officers of TXU Corp. and TXU Gas. References in the report to the "Company" are references to TXU Corp.

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

     In furtherance of these policies, a nationally recognized compensation consultant has been retained since 1994 to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultant's evaluations include comparisons to the largest utilities as well as to general industry with respect both to the level and composition of officers' compensation. The consultant's recommendations including the Annual Incentive Plan, the Long-Term Incentive Compensation Plan and certain benefit changes have generally been implemented. The Annual Incentive Plan, which was first approved by the shareholders in 1995 and is being resubmitted this year, is generally referred to as the AIP and is described in this report, in footnote 7 to the Summary Compensation Table. The Long-Term Incentive Compensation Plan, referred to as the Long-Term Plan or LTICP, was approved by the shareholders in 1997 and is described in this report as well as in footnote 9 to the Summary Compensation Table.

     The compensation of the officers of the Company consists principally of base salaries, the opportunity to participate in the Deferred and Incentive Compensation Plan (referred to as the DICP and described in footnote 9 of the Summary Compensation Table), the opportunity to earn an incentive award under the AIP and, in certain instances, awards of performance-based restricted shares under the Long-Term Plan. The value of future payments under the DICP, as well as the value of the deferred portion of any award under the AIP and the value of any awards of performance-based restricted shares under the Long-Term Plan, is directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

     Certain of the Company's business units have developed separate annual and long-term incentive compensation plans. Those plans focus on the results achieved by those individual business units and the compensation opportunities provided by those plans are considered to be competitive in the markets in which those units compete. Generally, officers may not participate in both the traditional incentive compensation plans as discussed herein and the business unit plans. None of the named officers participate in the individual business unit plans.

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

     As required by Section 162(m) of the Internal Revenue Code relating to the deductibility of compensation, the AIP is being submitted for reapproval by the shareholders. Detailed information concerning the proposal to reapprove the AIP is contained in the Company's proxy statement. It is important to note that the principal terms of the plan will remain unchanged. The reapproval is being requested simply to comply with the Internal Revenue Code. The Committee believes that the AIP is an important and appropriate component of officers' compensation and recommends that the shareholders vote in favor of reapproval.

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

     In establishing levels of executive compensation at its May 1999 meeting, the Committee reviewed various performance and compensation data, including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's Electric Utility Index which are reflected in the graph herein. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

     At its meeting in May 1999, the Committee provided awards of performance-based restricted stock under the Long-Term Plan to certain officers, including the Chief Executive. The future value of those awards will be determined by the Company's total return to shareholders over a three year period compared to the total return for that period of the companies comprising the Standard & Poor's Electric Utility Index. Depending upon the Company's relative return for such period, the officers may earn from 0% to 200% of the original award and their compensation is, thereby, directly related to shareholder value. Awards granted in May 1999 contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's Electric Utility Index and that such percentage of the original award will be reduced as the Company's return compared to the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

     In May 1999, the Committee increased Mr. Nye's base salary as Chief Executive to an annual rate of $950,000 representing a $100,000 or 11.8% increase over the amount established for Mr. Nye in May of 1998. Based upon the Committee's evaluation of individual and Company performance, as called for by the AIP, the Committee also provided Mr. Nye with an AIP award of $950,000 compared to the prior year's award of $700,000. The Committee also awarded 40,000 shares of performance-based restricted stock to Mr. Nye. Under the terms of the award, Mr. Nye can earn from 0% to 200% of the award depending on the Company's total return to shareholders over a three-year period (April 1, 1999 through March 31, 2002) compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. This level of compensation was established based upon the Committee's subjective evaluation of the information described in this report.

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

     As noted, Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers. As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. Awards under the AIP in 1996 and subsequent years have been fully deductible and, assuming shareholder reapproval of the plan, are expected to continue to be deductible. Awards under the Long-Term Plan are expected to be fully deductible, and the DICP and the Salary Deferral Program have been amended to require the deferral of distributions of amounts earned in 1995 and subsequent years until the time when such amounts would be deductible. Awards provided under the AIP in 1995 and distributions under the DICP and the Salary Deferral Program which were earned in plan years prior to 1995, may not be fully deductible but such amounts are not expected to be material.


                    Organization and Compensation Committee

               James A. Middleton, Chair          Margaret N. Maxey
               Derek C. Bonham                    J. E. Oesterreicher
               William M. Griffin                 Charles R. Perry
               Kerney Laday                       Herbert H. Richardson

                               PERFORMANCE GRAPH

     The following graph compares the performance of TXU Corp.'s common stock to the S&P 500 Index and S&P Electric Utility Index for the last five years. The graph assumes the investment of $100 at December 31, 1994 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

                           Cumulative Total Returns
                       for the Five Years Ended 12/31/99

                             [GRAPH APPEARS HERE]

                                    1994  1995  1996  1997  1998  1999
                                    -------------------------------------
Texas Utilities...................   100   139   145   156   185   150
-------------------------------------------------------------------------
S&P 500 Index.....................   100   138   169   226   290   351
-------------------------------------------------------------------------
S&P Electric Utility Index........   100   131   131   165   190   154
-------------------------------------------------------------------------

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security ownership of certain beneficial owners at March 6, 2000:

                                                     Amount and Nature
                          Name and Address             of Beneficial
     Title of Class      of Beneficial Owner             Ownership          Percent of Class
    ----------------    ---------------------       -----------------      ------------------
      Common stock,     Texas Utilities Company       451,000 shares             100.0%
     $0.01 par value,        Energy Plaza            sole voting and
       of TXU Gas         1601 Bryan Street          investment power
                         Dallas, Texas 75201

     Security ownership of management at March 6, 2000:

     The following lists the common stock of TXU Corp. owned by the Directors and Executive Officers of TXU Gas. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at March 6, 2000. None of the named individuals own any of the preferred stock of TXU Gas or the preferred securities of any subsidiaries of TXU Gas.

                                                         Number of Shares
                                     --------------------------------------------------------------
        Name                           Beneficially Owned        Deferred Plan (1)        Total
        ----                         --------------------        -----------------        -----
T. L. Baker..................                24,755                    23,235              47,990
David W. Biegler.............               163,963 (2)                18,886             182,849
Barbara B. Curry.............                 5,991                     9,423              15,414
H. Jarrell Gibbs.............                36,194                    30,893              67,087
M. S. Greene.................                 5,061                    17,223              22,284
Michael T. Hunter............                    58                         0                  58
Michael J. McNally...........                51,809                    23,431              75,240
Erle Nye.....................               127,727                    73,869             201,596
Robert A. Wooldridge.........                 7,217                         0               7,217
                                          ---------              ------------           ---------
All Directors and Executive
  Officers as a group (9)...                422,775                   196,960             619,735
                                          =========              ============           =========

-----------------

(1) Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although this plan allows such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of TXU Corp.'s common stock as do investments in actual shares of common stock.

(2) Shares reported include 129,778 shares subject to stock options exercisable within sixty days of the record date.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert A. Wooldridge, a Director of TXU Gas, is a partner of Worsham, Forsythe & Wooldridge, L.L.P., which provides legal services to TXU Gas.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements (included in Appendix A to this report):


          Item                                                                  Page
          ----                                                                  ----
  Selected Financial Data...................................................... A-2
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................. A-3
  Statement of Responsibility.................................................. A-13
  Independent Auditors' Report................................................. A-14
  Statements of Consolidated Operations and Comprehensive Loss................. A-15
  Statements of Consolidated Cash Flows........................................ A-16
  Consolidated Balance Sheets.................................................. A-17
  Statements of Consolidated Common Stock Equity............................... A-19
  Notes to Financial Statements................................................ A-20

     The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.


(b)  Reports on Form 8-K:

     Reports on Form 8-K filed since September 30, 1999, are as follows:

     Date of Report                Item Reported
     --------------                -------------

     February 29, 2000             Item 5. Other Events

(c)  Exhibits: Included in Appendix B to this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TXU GAS COMPANY


Date: March 17, 2000                    By:          /s/ ERLE NYE
                                           ------------------------------------
                                           (Erle Nye, Chairman of the Board and
                                                    Chief Executive)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Gas Company and in the capacities and on the date indicated.


                      Signature                                       Title                               Date
                      ---------                                       -----                               ----
  /s/                  ERLE NYE                                   Principal Executive
---------------------------------------------------------
  (Erle Nye, Chairman of the Board and Chief Executive)           Officer

  /s/               KIRK R. OLIVER                                Principal Financial
---------------------------------------------------------
  (Kirk R. Oliver, Treasurer and Assistant Secretary)             Officer

 /s/             JERRY W. PINKERTON                               Principal Accounting Officer
---------------------------------------------------------
  (Jerry W. Pinkerton, Vice President and Controller)

 /s/              DAVID W. BIEGLER                                Director
---------------------------------------------------------
                 (David W. Biegler)


 /s/              BARBARA B. CURRY                                Director
--------------------------------------------------------
                 (Barbara B. Curry)


 /s/             H. JARRELL GIBBS                                 Director                          March 17, 2000
--------------------------------------------------------
                (H. Jarrell Gibbs)


 /s/            MICHAEL J. McNALLY                                Director
--------------------------------------------------------
               (Michael J. McNally)


 /s/           ROBERT A. WOOLDRIDGE                               Director
--------------------------------------------------------
               (Robert A. Wooldridge)

                                                                      Appendix A


TXU GAS COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 1999

                                                                                                        Page
Selected Financial Data........................................................................          A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations..........          A-3

Statement of Responsibility....................................................................          A-13

Independent Auditors' Report...................................................................          A-14

Financial Statements:

Statements of Consolidated Operations and Comprehensive Loss...................................          A-15

Statements of Consolidated Cash Flows..........................................................          A-16

Consolidated Balance Sheets....................................................................          A-17

Statements of Consolidated Common Stock Equity.................................................          A-19

Notes to Financial Statements..................................................................          A-20

                       TXU GAS COMPANY AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA

                                                                                                   Predecessor
                                                                                      ---------------------------------------
                                                                  Period from         Period from
                                         Year Ended               Acquisition          January 1,
                                         December 31,               Date to             1997 to        Year Ended December 31,
                                      ------------------          December 31,        Acquisition      ----------------------
                                       1999       1998               1997                Date            1996          1995
                                      -------    -------          ----------          ----------        ------        ------
                                                         (Millions of Dollars, except volumes and ratios)
Total assets -- end of year           $ 3,433    $ 3,957            $3,240                              $2,725        $2,535
                                      =======    =======            ======                              ======        ======
Capitalization -- end of year
   Long-term debt, less
   amounts due currently..........    $   551    $   551            $  647                              $  933        $  801
   TXU Gas Company obligated,
    mandatorily redeemable,
    preferred securities of
    subsidiary trust holding
    solely junior subordinated
    debentures of TXU Gas
    Company (trust securities)....        147        146                --                                  --            --
Advances from parent..............        385        420               293                                  --            --
Preferred stock...................         75         75               175                                 175           175
Common stock equity...............        965        741               762                                 743           719
                                      -------    -------            ------                              ------        ------
          Total...................    $ 2,123    $ 1,933            $1,877                              $1,851        $1,695
                                      =======    =======            ======                              ======        ======
Capitalization ratios --  end of year
   Long-term debt.................       26.0%      28.5%             34.5%                               50.4%         47.3%
   Trust securities...............        6.9        7.6                --                                  --            --
   Advances from parent...........       18.1       21.7              15.6                                  --            --
   Preferred stock................        3.5        3.9               9.3                                 9.4          10.3
   Common stock equity............       45.5       38.3              40.6                                40.2          42.4
                                      -------    -------            ------                              ------        ------
          Total...................      100.0%     100.0%            100.0%                              100.0%        100.0%
                                      =======    =======            ======                              ======        ======
Sales volumes
   Gas distribution (billion
    cubic feet -- Bcf):
       Residential................         68         77                33                  53              83            77
       Commercial.................         45         49                21                  33              52            49
       Industrial and electric
         generation...............          4          4                 3                   7              19            24
                                      -------    -------            ------              ------          ------        ------
          Total gas
           distribution...........        117        130                57                  93             154           150
                                      =======    =======            ======              ======          ======        ======
   Pipeline transportation
    (Bcf).........................        551        599               255                 362             652           561
    Gas liquids (million
    barrels)......................          6          6                 3                   3               6             6
    Energy marketing:
       Gas (Bcf)..................      1,102      1,115               292                 223             315           419
       Electric (gigawatt
        hours -- GWh).............      6,544     16,268                --                  --              --            --

Operating revenues
   Gas distribution
       Residential................    $   402    $   437            $  206              $  335          $  515        $  497
       Commercial.................        212        225               109                 178             275           269
       Industrial and
        electric generation.......         20         20                15                  38              77           107
                                      -------    -------            ------              ------          ------        ------
          Total gas
           distribution...........        634        682               330                 551             867           873
   Pipeline transportation........        116        121                57                  77             134           143
   Gas liquids....................         86         64                37                  49              97            70
   Energy marketing...............      2,983      3,199               859                 603             826           750
   Other revenues, net of
    intercompany
       eliminations...............         16        (28)               (6)                 --             (30)          (45)
                                      -------    -------            ------              ------          ------        ------
          Total operating
           revenues...............    $ 3,835    $ 4,038            $1,277              $1,280          $1,894        $1,791
                                      =======    =======            ======              ======          ======       =======
Income (loss) from
 continuing operations............    $   (18)   $   (22)           $   (9)             $  (15)         $   10        $   21
                                      =======    =======            ======              ======          ======        ======
Ratio of earnings to fixed
 charges..........................       0.57       0.68              0.66                0.58            1.31          1.46
Ratio of earnings to
 combined fixed charges and
   preferred dividends............       0.53       0.64              0.57                0.49            1.01          1.18

Financial information of Predecessor for all periods prior to the Acquisition Date (August 5, 1997) reflects the results of Enserch Exploration, Inc. and Lone Star Energy Plant Operations, Inc., as well as engineering and construction and environmental businesses, as discontinued operations.

Certain previously reported financial and operating statistics have been reclassified to conform to current classifications.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



MERGERS AND DISPOSITIONS

     TXU Gas Company (TXU Gas), formerly ENSERCH Corporation, is an integrated company focused primarily on natural gas. Through its divisions and subsidiaries, TXU Gas is engaged in the gathering, processing, transmission and distribution of natural gas and the marketing of natural gas and electricity. TXU Gas is a wholly-owned subsidiary of Texas Utilities Company (doing business as TXU Corp.), a Texas corporation.

     On August 5, 1997 (Acquisition Date), the merger transactions involving the former Texas Utilities Company, now known as TXU Energy Industries Company, a wholly-owned subsidiary of TXU Corp., and TXU Gas were completed.

     For purposes of the discussion of operating results provided herein, the financial information of the "Predecessor" to TXU Gas for the 1997 period prior to the Acquisition Date has been combined with the post-merger financial information. The continuing business operations of TXU Gas were not significantly changed as a result of the merger, and post-merger operating results, except as noted, are comparable.

     TXU Gas has recently sold or is selling a number of assets that no longer align with its long-term strategy. In March 2000, TXU Gas announced that it had entered into a contract for the sale of substantially all of the assets of TXU Processing for approximately $105 million.

RESULTS OF OPERATIONS

OVERVIEW

1999 versus 1998
----------------

     For the year ended December 31, 1999, TXU Gas had a loss from continuing operations of $18 million compared with a loss of $22 million for 1998. Results for 1999 were impacted by very mild winter weather, higher operation and maintenance expenses and lower energy marketing margins, partially offset by improved gas distribution and processing margins, gains from the sale of assets totaling $13 million ($8 million after-tax) recorded in other income and the reversal of a $10 million deferred tax asset valuation allowance as a result of a 1999 change in Internal Revenue Service regulations. The 1998 results were also unfavorably impacted by mild winter weather.

1998 versus 1997
----------------

     For the year ended December 31, 1998, TXU Gas had a loss from continuing operations of $22 million compared with a loss of $24 million for 1997. Results for 1998 were unfavorably impacted by mild winter weather in both the first and fourth quarters. The 1997 results were reduced by merger-related expenses of $25 million ($21 million after-tax) and a $9 million ($6 million after-tax) provision for a credit TXU Lone Star Pipeline made voluntarily to its customers, but were improved by income of $13 million ($8 million after-tax) from the sale of interests in cogeneration projects. The amortization of goodwill arising from the merger with TXU Corp. was $21 million for 1998 and $8 million for 1997.


SEGMENTS

      Results of operations for TXU Gas' operating segments are discussed below.

                                                        1999                             1998                       1997
                                                -----------------------         -----------------------    -----------------------
                                                               Net                             Net                       Net
                                                Revenues   Income/(Loss)        Revenues   Income/(Loss)  Revenues   Income/(Loss)
                                               ---------   ------------         --------   ------------   --------   -------------
                                                                                     Millions
US Gas Pipeline and Distribution.....           $  863       $  17                $  854        $(10)      $1,104        $  35

US Energy Marketing..................            2,983         (25)                3,199           6        1,462          (27)

Other/Eliminations...................              (11)        (10)                  (15)        (18)          (9)         (32)

Discontinued Operations..............               --          --                    --          --           --         (225)
                                                ------       -----                ------       -----       ------        -----

   Consolidated......................           $3,835       $ (18)               $4,038        $(22)      $2,557        $(249)
                                                ======       =====                ======       =====       ======        =====

US Gas Pipeline and Distribution Segment
----------------------------------------

Segment Highlights



                                                              1999            1998          1997
                                                            --------        --------      --------
Gas distribution:
    Sales volumes (billion cubic feet - Bcf)........             117             130            150
    Margin (millions)...............................          $  301          $  291         $  298
Pipeline transportation:
    Transportation volumes (Bcf)....................             551             599            617
    Revenues (millions).............................          $  116          $  121         $  134
Gas liquids:
    Sales volumes (million barrels).................               6               6              6
    Average sales price ($ per barrel)..............           14.32           10.69          14.67
    Plant revenues  (millions)......................          $   86          $   64         $   86
Heating degree days (% of normal)...................              70%             89%           106%

1999 versus 1998
----------------

     The US Gas Pipeline and Distribution segment had net income of $17 million for 1999 compared with a net loss of $10 million for 1998. Results for 1999 benefited from after-tax gains from the sale of assets of $4 million. Operating revenues for 1999 increased by $9 million over 1998 primarily due to higher gas processing revenues resulting from a 34% improvement in natural gas liquids prices, partially offset by lower distribution and pipeline revenues resulting from the very mild winter weather. Gas purchased for resale declined by $17 million in 1999 because of lower demand. Higher gas processing fees in 1999, primarily caused by higher natural gas liquids prices, were more than offset by cost reductions in other operation and maintenance expenses. Depreciation and other amortization expenses increased by $5 million primarily due to increased distribution system depreciation. Taxes other than income decreased by $7 million from 1998 to 1999 due to lower gross receipts taxes in 1999. Interest expense and other charges were slightly lower in 1999 compared with 1998.

1998 versus 1997
----------------

     Results for 1998 were unfavorably impacted by mild winter weather, a 27% decline in natural gas liquid prices and increased goodwill amortization. The segment had a net loss of $10 million for 1998 compared with net income of $35 million for 1997. Operating revenues decreased by 23% from $1,104 million in 1997 to $854 million in 1998. Distribution and pipeline transportation revenues decreased by 23% and 10%, respectively, from 1997 to 1998 primarily due to the mild winter weather, while gas plant processing revenues decreased by 26% due to lower natural gas liquids prices. Energy purchased for resale decreased by $205 million, or 35%, in 1998 due to lower volumes purchased and lower prices paid for purchased volumes. Operation and maintenance expenses increased by $13 million in 1998, as lower gas processing fees associated with lower natural gas liquid prices were more than offset by increases in other operation and maintenance expenses. Depreciation and amortization expense increased by $15 million in 1998 as goodwill amortization related to the merger with TXU Corp. increased from $8 million in 1997 to $21 million in 1998. Taxes other than income were $65 million in 1998 compared to $67 million in 1997. Interest expense and other charges were $42 million in 1998 versus $51 million in 1997.

US Energy Marketing Segment
---------------------------

Segment Highlights


                              1999      1998       1997
                            -------    -------    -------
Trading volumes:
  Gas (Bcf).............     1,102       1,115       515
  Electric (GWh)........     6,544      16,268        --


1999 versus 1998
----------------

     Results for 1999 were down significantly from 1998 due to lower-than-expected gas margins, planned costs to develop system infrastructure capabilities and unusually high natural gas prices, which affected the results from retail marketing originations. The segment had a net loss of $25 million for 1999 compared with net income of $6 million for 1998. Operating revenues decreased by 7% from $3,199 million in 1998 to $2,983 million in 1999, primarily due to management's decision to decrease electricity trading. Gross margin decreased from $46 million in 1998 to $9 million in 1999. Other operating expenses increased by 40% from $35 million in 1998 to $49 million in 1999 due in part to costs related to developing middle and back office system infrastructure capabilities to prepare for the opening of the Texas electricity market to competition in 2002. Results for 1999 included other income of $4 million related to pre-tax gains from the sale of certain retail commercial customer accounts.

1998 versus 1997
----------------

     The segment had net income of $6 million in 1998 compared to a loss of $27 million for 1997. Results for 1998 reflected an increase in activity and margins, partly due to the beginning of electricity marketing, while the 1997 loss was the result of trading losses, inadequate system infrastructure and costs associated with new systems that were implemented at the end of 1997. Operating revenues increased in 1998 by $1,737 million, or 119%, due to an 83% increase in gas marketing revenues and the addition of $479 million in electricity marketing revenues. Increased trading activity and improved margins resulted in a sales margin of $46 million in 1998 compared to a margin loss of $6 million in 1997. Other operating expenses totaled $35 million in 1998 versus $32 million in 1997.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Cash flows provided by operating activities before changes in operating assets and liabilities for 1999 were $75 million compared with $102 million and $57 million for 1998 and 1997, respectively. Changes in operating assets and liabilities used cash of $25 million in 1999 compared with $138 million in 1998 and $69 million in 1997.

     Cash flows used in investing activities for 1999 totaled $105 million compared with $194 million for 1998 and $125 million for 1997. Construction expenditures were $154 million for 1999 compared with $187 million and $119 million for 1998 and 1997, respectively. The sale of assets provided cash of $48 million in 1999. Other investing activities for 1997 included cash required for investments in unconsolidated affiliates, primarily related to international gas distribution operations, that were sold to another subsidiary of TXU Corp. at the end of 1997.

     Discontinued operations provided cash of $5 million in 1999 but used cash of $3 million in 1998 and $35 million in 1997.

     Construction expenditures for TXU Gas are estimated at $115 million for 2000. Approximately 96% will be spent on US Gas Pipeline and Distribution operations and approximately 4% on US Energy Marketing and other operations.

     In March 2000, TXU Gas announced that it had entered into a contract for the sale of substantially all of the assets of TXU Processing for approximately $105 million.

  Total capitalization at December 31, 1999 was $2.1 billion, up 10% from year-end 1998. The capitalization ratios of TXU Gas at December 31, 1999 consisted of approximately 26% long-term debt, 18% advances from parent, 7% trust securities, 4% preferred stock, and 45% common stock equity. In February 1999, TXU Corp. purchased 250,000 shares of TXU Gas common stock for $250 million, and TXU Gas used the proceeds to repay intercompany advances from TXU Corp. In August 1999, TXU Gas retired $150 million of 7% Notes due August 1999 using an intercompany advance from TXU Corp.

     Early redemptions of preferred stock, long-term debt and trust securities may occur from time to time in amounts presently undetermined. See Notes 3, 4 and 5 to Financial Statements for further details concerning long-term debt, preferred stock and trust securities.

     Interest rate swaps effectively fixed the rate on $100 million of the TXU Gas Capital I Trust Securities at 6.629% and at 6.444% on the remaining $50 million of the trust securities to July 1, 2003.

     TXU Gas may issue additional debt and equity securities as needed, including the possible future sale of up to $600 million aggregate principal amount of securities that are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

     At December 31, 1999, TXU Corp., TXU Electric Company (TXU Electric) and TXU Gas had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 1999, TXU Gas had no borrowings outstanding under these facilities. The US Credit Agreements were amended and restated in February 2000 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 23, 2001, but may be extended by up to one year. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 25, 2005. Facility B also provides for the issuance of up to $300 million of letters of credit. TXU Gas' borrowings under both facilities are limited to an aggregate of $650 million outstanding at any one time.

Quantitative and Qualitative Disclosure About Market Risk

     TXU Gas enters into derivative instruments, including options, swaps, futures, forwards and other contractual commitments for both non-trading and trading purposes. TXU Gas and its subsidiaries enter into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency rates and commodity prices. TXU Gas also enters into derivative instruments and other contractual commitments for trading purposes through its subsidiary TXU Energy Trading. See Note 9 to Financial Statements for further discussion of TXU Gas' risk management activities.

Non-Trading

     Energy Price Risk Management -- As a result of continued regulation, TXU Gas has minimal exposure to energy price risk; therefore, its use of derivative instruments is limited.

     INTEREST RATE RISK -- The table below provides information concerning TXU Gas' financial instruments as of December 31, 1999 that are sensitive to changes in interest rates, which include debt obligations, interest rate swaps and trust securities. TXU Gas has entered into interest rate swaps for non-trading purposes under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. For trust securities, the table presents cash flows based on December 31, 1999 book value and the related variable interest rate, based on rates in effect at the reporting date, by expected redemption date.

                                                                      Expected Maturity Date
                                             ----------------------------------------------------------------------------
                                                                                                 1999           1998
                                                                                             -------------  -------------
                                                                                    There-          Fair           Fair
                                                 2000   2001  2002   2003    2004   after    Total  Value  Total   Value
                                                -----  -----  -----  -----   -----  ------   ------ ------ -----  ------
                                                                             (Millions of Dollars)
Long-term Debt
  (including current maturities)
 Fixed Rate (millions of dollars)              $ --     $ --   $  --  $ 125    $ 150   $ 276  $ 551  $ 535  $ 702   $ 722
   Average interest rate...............          --       --      --   6.25%    6.38%   6.85%  6.59%    --   6.67%     --

Trust Securities
  TXU Gas Company obligated,
    mandatorily redeemable, preferred
    securities of subsidiary trust
    holding solely junior subordinated
    debentures of TXU Gas Company
        Variable rate.......................     --       --      --     --       --   $ 147  $ 147  $ 138  $ 146   $ 152
     Average interest rate .................     --       --      --     --       --    7.43%  7.43%    --   6.66%     --

Interest Rate Swaps
  (notional amounts)
  Variable to Fixed (millions of dollars).....   --       --      --  $ 150       --      --  $ 150  $   8  $ 150      (a)
      Average pay rate........................   --       --      --   6.57%      --      --   6.57%    --   6.57%     --
      Average interest rate...................   --       --      --   7.43%      --      --   7.43%    --   5.90%     --

(a) Fair value amounts round to less than $1 million.

      Trading

          Energy Price Risk -- In 1999, TXU Energy Trading further positioned itself to provide comprehensive energy products and services to a diversified client base. TXU Energy Trading continues to engage in risk management activities, involving the purchase and sale of physical commodities, and enters into futures contracts, other forward commitments, swap agreements, exchange traded options, over-the-counter options which are net settled or physically settled, exchange-of-futures-for-physical transactions, energy exchange transactions, storage activities, and other contractual arrangements.

          TXU Energy Trading manages market risk on a portfolio basis within limitations imposed by its Board of Directors and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily, utilizing appropriate mark-to-market methodologies, which value the portfolio of contracts and the hypothetical effect on this value from changes in market prices. Various techniques and methodologies are used that simulate forward price curves in their respective markets to estimate the size and probability of changes in market value resulting from price movements. These techniques include, but are not limited to, sensitivity analyses. The use of these methodologies requires a number of key assumptions including the selection of confidence levels, the holding period of the positions, and the depth and applicability to future periods of historical price information.

          The portfolio is subject to a number of risks and costs associated with the future contractual commitments, including price risk, credit risk associated with counterparties, product location (basis) differentials and market liquidity. TXU Energy Trading continuously monitors the valuation of identified risks and adjusts the portfolio valuation based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out. Price and credit risk are further managed within established trading policies and limits which are evaluated on a daily basis.

          TXU Energy Trading uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors, which may differ from actual results. Using a two standard deviation change, the most adverse change in fair value at December 31, 1999 and 1998, as a result of this analysis, was a reduction of $2.3 million and $2.1 million, respectively.

Regulation and Rates

     Under a settlement of the Railroad Commission of Texas (RRC) rate inquiry approved in June 1998, TXU Gas Distribution agreed to credit residential and commercial customers with $18 million to be spread over the next two heating seasons thereafter. The final order approving the stipulation found that all gas costs flowed through TXU Gas Distribution's monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary. As a part of the final order, the RRC required an audit of an amount that TXU Gas Distribution credited to residential and commercial customers under a previous voluntary stipulation. The audit report sent to TXU Gas Distribution on December 16, 1998 indicated that an additional $7.3 million should be credited to residential and commercial customers. TXU Gas believes that the additional amount noted in the audit report was included in the $18 million settlement, but it is unable to predict the outcome of the audit process.

     Gas Utilities Docket No. 8935 - TXU Gas Distribution filed an application with the RRC in February 1999 to modify the gas cost adjustment provision of the city gate rate tariff approved in November 1997. The modification allows for a more accurate recovery of the gas cost from TXU Gas Distribution's residential and commercial customers. The case was settled, and a final order recognizing the settlement was issued in August 1999. The final order allows TXU Gas Distribution to recover from, or return to, city gate customers under- or over-recovered gas cost resulting from cycle billing in accordance with TXU Gas Distribution's proposed methodology. This applies to under- and over-recovered gas costs occurring over the twelve-month periods ended June 1999 and June 2000. TXU Gas Distribution was also directed to file a revised gas cost adjustment tariff with the RRC by January 15, 2000 to address the cycle billing issue and other gas cost recovery issues. A revised tariff was filed with the RRC on January 14, 2000, but by agreement of the parties and RRC staff, further proceedings on the revised gas cost adjustment clause have been postponed to July 2000.

     TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $7.5 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 1999 in addition to about $2.5 million granted in 1998. Rate cases supporting an additional $8.3 million in annualized revenue increases were pending in a number of cities as of December 31, 1999. The $8.3 million of annualized revenue increases includes $6.3 million for the general rate increase filed for in August 1999 by TXU Gas Distribution in the cities of Dallas, University Park, Highland Park and Cockrell Hill, Texas. On February 23, 2000, the City of Dallas denied the rate increase. Similar action is expected in the other cities. TXU Gas Distribution intends to appeal this action to the RRC, which has the power to review and overturn the denial, and seek in excess of $9 million in rate relief. TXU Gas is unable to predict the outcome of the appeal. Weather normalization adjustment clauses have been approved by 315 cities served by TXU Gas Distribution, representing 70% of TXU Gas Distribution's residential and commercial sales volumes. These clauses allow rates to be adjusted to reflect the impact of warmer- or colder-than-normal weather during the winter months, minimizing the impact of variations in weather on TXU Gas Distribution's earnings.

     In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requests a general increase in annual revenues of approximately $20 million. Action on this request is anticipated in the second quarter of 2000. TXU Lone Star Pipeline is unable to predict the outcome of this case.

YEAR 2000 ISSUES

     Year 2000 (Y2K) computer related issues of TXU Gas were addressed with those of its parent company, TXU Corp. The following disclosure is excerpted from TXU Corp.'s Form 10-K for the year ended December 31, 1999.

     Beginning in 1996, a thorough and detailed program was undertaken throughout the TXU Corp. system to address Y2K issues. The focus was on information technology (IT) mainframe-based application systems, IT related hardware, operating systems and desk top software, and embedded systems such as process controls for energy production and delivery and business-unit-owned applications. Applications and equipment in each of these categories were inventoried and categorized based on criticality to TXU Gas' business operations. Assessments of potential impact due to Y2K issues were completed in 1999. Remediation and testing work in each of these areas was completed by December 31, 1999.

     During the year 2000 rollover, TXU Gas' customers experienced no service interruptions due to computer hardware, software and imbedded chips. A few minor problems occurred with internal systems, but these were considered to be no more than normal system issues.

     The total costs incurred through 1999 associated with TXU Corp.'s Y2K efforts were approximately $59 million. These costs reflect new, incremental costs and the reallocation of resources in pre-existing maintenance budgets. These costs were expensed as incurred and a total of approximately $5 million is expected to be spent during the year 2000. There can be no assurance that these estimates will not change as a result of the discovery of unexpected needs for additional remediation work.

CHANGES IN ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for TXU Gas beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Gas is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the RRC, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies, (ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of natural gas and other commodities, (vi) unanticipated changes in interest rates or rates of inflation, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of various counterparties to meet their obligations with respect to TXU Gas' financial instruments, (xii) changes in technology used and services offered by TXU Gas, and (xiii) significant changes in TXU Gas' relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

     Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Gas undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Gas to predict all of such factors, nor can it access the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

                       TXU GAS COMPANY AND SUBSIDIARIES6

                          STATEMENT OF RESPONSIBILITY

     The management of TXU Gas Company (TXU Gas) is responsible for the preparation, integrity and objectivity of the financial statements of TXU Gas and its subsidiaries and other information included in this report. The financial statements have been prepared in conformity with generally accepted accounting principles. As appropriate, the statements include amounts based on informed estimates and judgments of management.

     The management of TXU Gas has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Gas' system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 1999, TXU Gas' system of internal control was adequate to accomplish the objectives discussed herein.

     The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with generally accepted auditing standards, the financial statements of TXU Gas and to issue their report thereon.

                                                /s/  ERLE NYE
                              ------------------------------------------------
                                        Erle Nye, Chairman of the Board
                                        and Chief Executive


                                             /s/ D. W. BIEGLER
                              ------------------------------------------------
                                        D. W. Biegler, President and
                                           Chief Operating Officer


                                             /s/ KIRK OLIVER
                              ------------------------------------------------
                                   Kirk Oliver, Treasurer and Assistant
                                Secretary and Principal Financial Officer

                                          /s/ JERRY W. PINKERTON
                              ------------------------------------------------
                                Jerry W. Pinkerton, Vice-President, Controller
                                      and Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


TXU Gas Company:

We have audited the accompanying consolidated balance sheets of TXU Gas Company, formerly known as ENSERCH Corporation (TXU Gas), and subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated operations, comprehensive loss, cash flows and common stock equity for the years ended December 31, 1999 and 1998, and the period from August 5, 1997 (acquisition date) to December 31, 1997, and for the Predecessor Company Operations, the period from January 1, 1997 to the acquisition date. These financial statements are the responsibility of TXU Gas' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Gas and subsidiaries at December 31, 1999 and 1998, and the results of operations and cash flows of TXU Gas and the Predecessor Company Operations for the above stated periods in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Dallas, Texas
February 16, 2000

                       TXU GAS COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                                              Predecessor
                                                                                             -------------
                                                                             Period from      Period from
                                                                             Acquisition      January 1,
                                                           Year Ended          Date to          1997 to
                                                          December 31,       December 31,     Acquisition
                                                        ----------------
                                                          1999     1998          1997            Date
                                                        -------  -------    --------------   -------------
                                                                        Millions of Dollars
OPERATING REVENUES...............................        $3,835   $4,038        $1,277        $1,280
                                                        -------   ------        ------        ------

OPERATING EXPENSES
 Energy purchased for resale.....................         3,307    3,503         1,062           955
 Operation and maintenance.......................           357      346           142           198
 Depreciation and other amortization.............            63       55            22            34
 Goodwill amortization...........................            21       21             8            --
 Taxes other than income.........................            61       67            23            46
                                                        -------   -------       ------        ------
     Total operating expenses....................         3,809    3,992         1,257         1,233
                                                        -------   -------       ------        ------

OPERATING INCOME.................................            26       46            20            47

OTHER INCOME (DEDUCTIONS) -- NET.................            16        5             1           (24)
                                                        -------   -------       ------        ------
INCOME BEFORE INTEREST, OTHER CHARGES
 AND INCOME TAXES................................            42       51            21            23

INTEREST INCOME..................................             1       --            --             2

INTEREST EXPENSE AND OTHER CHARGES...............           (77)     (76)          (32)          (45)
                                                        -------   -------       ------        ------
LOSS BEFORE INCOME TAXES.........................           (34)     (25)          (11)          (20)

INCOME TAX BENEFIT...............................           (16)      (3)           (2)           (5)
                                                        -------   -------       ------        ------

LOSS FROM CONTINUING OPERATIONS..................           (18)     (22)           (9)          (15)

LOSS FROM DISCONTINUED OPERATIONS................            --       --            --          (225)
                                                        -------   -------       ------        ------

NET LOSS.........................................           (18)     (22)           (9)         (240)

PREFERRED STOCK DIVIDENDS........................             4        4             5             7
                                                        -------   -------       ------        ------
NET LOSS APPLICABLE TO COMMON STOCK..............        $  (22)  $  (26)       $  (14)       $ (247)
                                                        =======   =======       ======        ======

                                           STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS

NET LOSS.........................................        $  (18)  $  (22)       $   (9)       $ (240)
                                                        -------   ------        ------        ------

OTHER COMPREHENSIVE INCOME (LOSS) --
   Net change during period:
       Foreign currency translation adjustments..            --       --            --             1
       Minimum pension liability adjustments.....             1       (1)           --            --
                                                        -------   ------        ------        ------
          Total..................................             1       (1)           --             1
                                                        -------   ------        ------        ------

COMPREHENSIVE LOSS...............................        $  (17)  $  (23)       $   (9)       $ (239)
                                                        =======   ======        ======        ======

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                               Predecessor
                                                                                              -------------
                                                                              Period from      Period from
                                                                              Acquisition       January 1,
                                                            Year Ended          Date to          1997 to
                                                            December 31,      December 31,     Acquisition
                                                         ----------------
                                                          1999      1998          1997             Date
                                                         ------    ------     ------------     -----------
                                                                           Millions of Dollars
CASH FLOWS -- OPERATING ACTIVITIES
 Loss from continuing operations................        $  (18)     $ (22)           $  (9)          $ (15)
 Adjustments to reconcile loss from continuing
  operations to cash provided by (used in)
   operating activities:
  Depreciation and amortization.................            88         80               34              37
  Deferred income taxes - net...................            18         44               19              (9)
  Gains from the sale of assets.................           (13)        --               --              --
  Changes in operating assets and liabilities:
   Accounts receivable..........................           167        (35)            (341)            133
   Inventories..................................             7          9              (10)             15
   Account payable:
       Parent and affiliates....................             9         22                5              --
       Other....................................          (203)        (8)             280            (149)
   Interest and taxes accrued...................            46          7                3              (9)
   Other working capital........................            27        (67)              (4)             12
   Energy marketing risk management assets and
    liabilities - net...........................           (49)        (4)             (13)              3
   Other - net..................................           (29)       (62)             --                6
                                                         -----      -----            -----           -----
       Cash provided by (used in) operating                 50        (36)             (36)             24
        activities..............................         -----      -----            -----           -----

CASH FLOWS -- FINANCING ACTIVITIES
 Issuance of securities:
  Long-term debt................................            --        250               --             100
  TXU Gas Company obligated, mandatorily
   redeemable, preferred securities of
   subsidiary trust holding solely junior
   subordinated debentures of TXU Gas Company...            --        150               --              --
  Common stock..................................           250         --              200               4
 Retirements of securities:
  Long-term debt................................          (150)      (188)            (269)           (101)
  Preferred stock...............................            --       (100)              --              --
 Change in notes payable:
  Commercial paper..............................            --         --             (205)             67
  Banks.........................................            (2)        (3)               6              --
  Parent........................................           (39)       124              383              --
 Cash dividends paid............................            (3)        (5)              (6)            (13)
 Debt financing expenses........................            --         (7)              --              --
                                                         -----      -----            -----           -----
   Cash provided by financing activities........            56        221              109              57
                                                         -----      -----            -----           -----

CASH FLOWS -- INVESTING ACTIVITIES
 Construction expenditures......................          (154)      (187)             (57)            (62)
 Sale of assets.................................            48         --               --              --
 Sale of subsidiaries to an affiliated company..            --         --               (5)             --
 Other investments..............................             1         (7)              (4)              3
                                                         -----      -----            -----           -----
   Cash used in investing activities............          (105)      (194)             (66)            (59)
                                                         -----      -----            -----           -----

CASH PROVIDED BY (USED IN) DISCONTINUED
OPERATIONS......................................             5         (3)              (7)            (28)
                                                         -----      -----            -----           -----

NET CHANGE IN CASH AND CASH EQUIVALENTS.........             6        (12)              --              (6)

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE..            --         12               12              18
                                                         -----      -----            -----           -----
CASH AND CASH EQUIVALENTS -- ENDING BALANCE.....         $   6      $  --            $  12           $  12
                                                         =====     ======            =====           =====

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                  December 31,
                                                                              -------------------
                                                                               1999         1998
                                                                              ------       ------
                                                                              Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT
   Gas distribution and pipeline......................................        $1,378       $1,212
   Other..............................................................            68           92
                                                                              ------       ------
      Total...........................................................         1,446        1,304
   Less accumulated depreciation......................................           142           80
                                                                              ------       ------
      Net of accumulated depreciation.................................         1,304        1,224
   Construction work in progress......................................            47           71
                                                                              ------       ------
      Net property, plant and equipment...............................         1,351        1,295
                                                                              ------       ------

INVESTMENTS...........................................................            38           44
                                                                              ------       ------
GOODWILL (net of accumulated amortization:
      1999 -- $50; 1998 -- $29).......................................           806          829
                                                                              ------       ------
CURRENT ASSETS
   Cash and cash equivalents..........................................             6           --
   Accounts receivable (net of allowance for uncollectible accounts:
      1999 -- $8; 1998 -- $3).........................................           391          553
   Energy marketing risk management assets............................           581          825
   Inventories -- at average cost:
      Materials and supplies..........................................            12            9
      Gas stored underground..........................................            93          103
   Deferred income taxes..............................................            29           12
   Other current assets...............................................            16           50
                                                                              ------       ------
        Total current assets..........................................         1,128        1,552
                                                                              ------       ------
OTHER ASSETS
   Energy marketing risk management assets............................            27          128
   Regulatory assets..................................................            50           48
   Deferred income taxes..............................................            17           51
   Deferred debits....................................................            16           10
                                                                              ------       ------
        Total other assets............................................           110          237
                                                                              ------       ------
            Total.....................................................        $3,433       $3,957
                                                                              ======       ======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES


                                                                             December 31,
                                                                         --------------------
                                                                           1999        1998
                                                                         --------    --------
                                                                          Millions of Dollars
CAPITALIZATION
  Common stock....................................................       $   --         $   --
  Paid in capital.................................................        1,016            775
  Deficit.........................................................          (51)           (33)
  Accumulated other comprehensive loss............................           --             (1)
                                                                         ------         ------
    Total common stock equity.....................................          965            741
  Preferred stock.................................................           75             75
  TXU Gas Company obligated, mandatorily redeemable,
    preferred securities of subsidiary trust holding solely
    junior subordinated debentures of TXU Gas Company.............          147            146
  Advances from parent............................................          385            420
  Long-term debt, less amounts due currently......................          551            551
                                                                         ------         ------
    Total capitalization..........................................        2,123          1,933
                                                                         ------         ------

CURRENT LIABILITIES

  Notes payable -- banks..........................................            1              3
  Long-term debt due currently....................................           --            151
  Accounts payable:
    Parent and affiliates.........................................           36             27
    Other.........................................................          280            483
  Energy marketing risk management liabilities....................          525            838
  Interest and taxes accrued......................................           86             40
  Other current liabilities.......................................           80             84
                                                                         ------         ------
    Total current liabilities.....................................        1,008          1,626
                                                                         ------         ------

 DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred income taxes and investment tax credits...           13             13
   Pensions and other postretirement benefits.....................          153            151
   Energy marketing risk management liabilities...................           12             93
   Other deferred credits and noncurrent liabilities..............          124            141
                                                                         ------         ------
     Total deferred credits and other noncurrent liabilities......          302            398
                                                                         ------         ------

COMMITMENTS AND CONTINGENCIES (Note 12)

                                                                         ------         ------

     Total........................................................       $3,433         $3,957
                                                                         ======         ======

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED COMMON STOCK EQUITY



                                                                                                                       Predecessor
                                                                                                                     ---------------
                                                                                                      Period from      Period from
                                                                                   Year Ended         Acquisition    January 1, 1997
                                                                                   December 31,            Date to         to
                                                                               -------------------       December 31,   Acquisition
                                                                                1999         1998           1997           Date
                                                                               --------    ------         --------        ------
                                                                                              Millions of Dollars
COMMON STOCK -- par value $.01 per share - authorized 100 million shares:
 Balance at beginning of period............................................    $     --    $   --         $     --        $   1
   Issuance of common stock to parent
      (1999 - 250,000 shares; 1997 - 200,000 shares).......................          --        --               --           --
    Reclassify par value of common stock canceled at
     acquisition date......................................................          --        --               --           (1)
                                                                               --------    ------         --------        ------
 Balance at end of period (outstanding shares: 451,000; 201,000;
   201,000; and 1,000).....................................................          --        --               --           --
                                                                               --------    ------         --------        ------

PAID IN CAPITAL
 Balance at beginning of period............................................         775       771              579          673
   Issuance of common stock................................................         250        --              200            4
   Dividends declared......................................................          (4)       (2)              (5)          (9)
   Distribution of EEX to common shareholders..............................          --        --               --         (583)
   Reclassify common stock and accumulated loss
     at acquisition date...................................................          --        --               --         (172)
   Purchase accounting adjustments.........................................          --       (53)              --         (133)
   Other...................................................................          (5)       --               (3)          --
                                                                               --------    ------         --------        -----
     Subtotal..............................................................       1,016       716              771         (220)
   Excess of purchase price over paid in capital at acquisition date.......          --        59               --          799
                                                                               --------    ------         --------        -----
 Balance at end of period..................................................       1,016       775              771          579
                                                                               --------    ------         --------        -----

RETAINED EARNINGS (DEFICIT)
 Balance at beginning of period............................................         (33)       (9)              --           71
   Net loss................................................................         (18)      (22)              (9)        (240)
   Dividends declared......................................................          --        (2)              --           (4)
   Reclassify accumulated loss at acquisition date.........................          --        --               --          173
                                                                               --------    ------         --------        -----
 Balance at end of period..................................................         (51)      (33)              (9)          --
                                                                               ---------   ------         ---------       ------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
 Balance at beginning of period............................................          (1)       --               --           (1)
   Change during the period................................................           1        (1)              --            1
                                                                               --------    ------         --------        -----
 Balance at end of period..................................................          --        (1)              --           --
                                                                               --------    ------         --------        -----

COMMON STOCK EQUITY........................................................    $    965    $  741            $ 762        $ 579
                                                                               ========    ======         ========        =====


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS, MERGERS AND DISPOSITIONS

     TXU Gas Company (TXU Gas), formerly ENSERCH Corporation, is a wholly-owned subsidiary of Texas Utilities Company (doing business as TXU Corp.), a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity, the gathering, processing, transmission and distribution of natural gas; energy marketing; and telecommunications, retail energy services, international gas operations, power development and other businesses primarily in the United States (US), Europe and Australia. TXU Gas is an integrated company focused primarily on natural gas. Businesses and subsidiaries of TXU Gas include TXU Gas Distribution, formerly Lone Star Gas Company, a gas distribution company in Texas, serving over 1.41 million customers and providing service through over 24,000 miles of distribution mains; TXU Lone Star Pipeline, formerly Lone Star Pipeline Company, which has approximately 7,400 miles of transmission and gathering pipeline in Texas; and subsidiaries engaged in natural gas processing, TXU Processing Company (TXU Processing), formerly Enserch Processing, Inc. and energy marketing, TXU Energy Trading Company (TXU Energy Trading), formerly Enserch Energy Services, Inc.

     On August 5, 1997 (Acquisition Date), the merger transactions involving the former Texas Utilities Company, now known as TXU Energy Industries Company, a wholly-owned subsidiary of TXU Corp., and TXU Gas were completed. All of the common stock of TXU Gas was converted into common stock of TXU Corp., and TXU Gas became a wholly-owned subsidiary of TXU Corp. Immediately prior to the merger, Enserch Exploration, Inc. (EEX) and Lone Star Energy Plant Operations, Inc. (LSEPO), former subsidiaries of TXU Gas, were merged to form a new company (New EEX), and TXU Gas distributed to its common shareholders its ownership interest in those businesses.

     TXU Corp. accounted for its acquisition of TXU Gas as a purchase. Purchase accounting adjustments, including goodwill, were pushed down and are reflected in the financial statements of TXU Gas and its subsidiaries for the period subsequent to August 5, 1997. The financial statements of TXU Gas for the periods ended before August 5, 1997 are designated herein as "Predecessor". The comparability of the operating results for the Predecessor and subsequent periods are affected by the purchase accounting adjustments, including the amortization of goodwill.

     The Predecessor financial statements reflect EEX and LSEPO as discontinued operations. On December 31, 1997, TXU Gas sold to another subsidiary of TXU Corp., at net book value, the group of companies which had constituted TXU Gas' power development and international gas distribution operations. For financial reporting purposes, the sale was deemed to have occurred on August 5, 1997. Accordingly, operating results for periods following the Acquisition Date exclude those operations. The Predecessor financial statements were not restated to reflect the sale.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of TXU Gas and its majority owned subsidiaries, including its business trust. All significant intercompany items and transactions have been eliminated in consolidation. Investments in significant unconsolidated affiliates are accounted for by the equity method. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and notes to financial statements, except per share amounts, are stated in millions of dollars unless otherwise indicated.

     Use of Estimates -- The preparation of TXU Gas' consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

     System of Accounts and Other Policies -- TXU Gas Distribution and TXU Lone Star Pipeline are subject to the accounting requirements prescribed by the National Association of Regulatory Utility Commissioners. TXU Gas applies the principles of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" to its cost-based regulated operations.

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

     Goodwill -- Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed and is being amortized over 40 years.

     Valuation of Long-lived Assets -- TXU Gas evaluates the carrying value of goodwill and long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of goodwill and long-lived assets is considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows.

     Derivative Instruments -- TXU Gas does not enter into derivative financial instruments for trading purposes, other than for trading purposes in US energy marketing activities. TXU Gas enters into interest rate swaps to reduce exposure to interest rate fluctuations. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense.

     Energy Marketing Activities --TXU Energy Trading enters into a variety of transactions in the US and Canada involving physical commodity and derivative instruments. TXU Energy Trading uses the mark-to-market method of valuing and accounting for these trading activities. (See Note 9.)

     Revenues -- Revenues are recognized when services are provided to customers. TXU Gas Distribution records revenues on the basis of cycle meter readings throughout the month and accrues revenues for gas delivered from the meter reading dates to the end of the month. Revenues include billings under approved rates and adjustments under various mechanisms to recover or refund the cost of fuel purchased that is above or below the level included in base rates. (See Note 11 for discussion of Regulations and Rates.)

     Income Taxes -- TXU Gas is included in the consolidated federal income tax return of TXU Corp. and subsidiary companies, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

     Consolidated Cash Flows -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

     Changes in Accounting Standards -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for TXU Gas beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments, including derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Gas is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

3.   BORROWINGS AND LINES OF CREDIT

     At December 31, 1999, advances from TXU Corp. totaled $385 million. Interest on the advances accrues at a rate equal to the weighted average commercial paper rate. The applicable (or "weighted average commercial paper rate") interest rate during 1999 was 5.47% and was 6.24% at December 31, 1999. TXU Gas' commercial paper program was discontinued following the merger with TXU Corp., and the borrowings outstanding at the Acquisition Date, which totaled $204 million, were paid off at maturity with funds advanced to TXU Gas by TXU Corp. In addition, in 1997 TXU Gas redeemed long-term debt of $260 million outstanding under a revolving credit agreement with funds advanced by TXU Corp.

     At December 31, 1999, TXU Corp., TXU Electric Company (TXU Electric) and TXU Gas had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 1999, TXU Gas had no borrowings outstanding under these facilities. The US Credit Agreements were amended and restated in February 2000 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 23, 2001, but may be extended by up to one year. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates February 25, 2005. Facility B also provides for the issuance of up to $300 million of letters of credit. TXU Gas' borrowings under both facilities are limited to an aggregate of $650 million outstanding at any one time.

                                                            December 31,
                                                         ------------------
                                                         1999          1998
                                                         -----         ----
Long-term Debt:
  7% Note due 1999...........................         $    --       $   150
  6.25% Notes due 2003.......................             125           125
  6 3/8% Notes due 2004......................             150           150
  7 1/8% Notes due 2005......................             150           150
  6.564% Remarketed Reset Notes due 2005.....             125           125
Unamortized premium and discount and fair
 value adjustments...........................               1             2
                                                        -----         -----
  Total......................................             551           702
Less long-term debt due currently............              --           151
                                                        -----         -----
  Long-term debt, less amounts due currently          $   551       $   551
                                                        =====         =====


                                           2000    2001   2002   2003   2004
                                           ----    ----   ----   ----   ----

         Maturities (for next 5 years)    $  --   $ --   $ --   $ 125  $ 150

     TXU Gas may issue additional debt and equity securities as needed, including the possible future sale of up to $600 million aggregate principal amount of securities that are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

4. TXU GAS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS (TRUST SECURITIES)

     At December 31, 1999, a statutory business trust, TXU Gas Capital I (formerly ENSERCH Capital I), had $147 million of floating rate Trust Securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At December 31, 1999, TXU Gas had two interest rate swap agreements with respect to floating rate trust securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.


5.   PREFERRED STOCK

     At December 31, 1999, TXU Gas had 75,000 shares of Series F preferred stock outstanding. The Series F stock has a stated value of $1,000 per share and is redeemable at stated value. The Series F preferred stock is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one-fortieth of a share ($25 per share). Holders of the preferred stock are entitled to its stated value upon involuntary liquidation. Dividend rates are determined quarterly, in advance, based on 87% of the "Applicable Rate" (highest of the three-month US Treasury bill rate, the US Treasury ten-year constant maturity rate and either the US Treasury twenty-year or thirty-year constant maturity rate, as defined) with a minimum rate of 4.50% and a maximum rate of 10.50%. At December 31, 1999, the Series F stock bears an annual dividend rate of 5.42%.


  Dividends Declared:
                                                                                                 Predecessor
                                                                                               ---------------
                                                                              Period from         Period from
                                                          Year Ended          Acquisition       January 1, 1997
                                                          December 31,          Date to                To
                                                        ----------------      December 31,         Acquisition
                                                         1999      1998          1997                 Date
                                                         ----      ----       ---------               ----
Adjustable Rate Preferred Stock (annual rates):
  Series E...................................           $ --      $  --        $    3               $    4
  Series F ($1.25, $1.22, $1.34, per                        4          4            2                    2
     depositary share).......................           -----     ------       ------               ------
       Total.................................           $   4     $    4       $    5               $    6
                                                        =====     ======       ======               ======

6.   COMMON STOCK EQUITY

     Common stock dividends declared were $7 million in the Predecessor period from January 1, 1997 to August 5, 1997. On August 5, 1997, TXU Gas became a wholly-owned subsidiary of TXU Corp. with outstanding common stock consisting of 1,000 shares, par value $0.01 per share. In December 1997, TXU Corp. purchased an additional 200,000 shares for $200 million. In February 1999, TXU Corp. purchased 250,000 shares for $250 million, and TXU Gas used the proceeds to repay intercompany advances from TXU Corp.

7.   INCOME TAXES

     The components of the provision (benefit) for income taxes of continuing operations are as follows:


                                                               Predecessor
                                                               -----------
                                             Period from       Period from
                            Year Ended       Acquisition     January 1, 1997
                            December 31,       Date to               to
                            ------------     December 31,      Acquisition
                            1999    1998        1997              Date
                            -----  -----     ------------      -----------

Current
     Federal..........    $ (34)   $(46)       $   (21)          $      4
     State............       --      (1)            --                 --
                          -----    ----        -------           --------

         Total........      (34)    (47)           (21)                 4
                          -----    ----        -------           --------


Deferred
     Federal..........       18      44             19                 (9)
                          -----    ----        -------           --------

         Total........    $ (16)   $ (3)       $    (2)          $     (5)
                          =====    ====        =======           ========

  Reconciliation of income taxes (benefit) computed at the federal statutory rate to provision (benefit) for income taxes of continuing operations:


                                                                                           Predecessor
                                                                                           ------------
                                                                           Period from      Period from
                                                              Year Ended    Acquisition   January 1, 1997
                                                             December 31,     Date to           To
                                                            -------------  December 31,     Acquisition
                                                             1999    1998       1997           Date
                                                            ------  ------    ----------  --------------
Income (loss) from continuing operations
  before income taxes:
     Domestic............................................   $ (34)   $ (25)     $ (11)         $ (23)
     Non-US..............................................      --       --         --              3
                                                            -----    -----      -----          -----

          Total..........................................   $ (34)   $ (25)     $ (11)         $ (20)
                                                            =====    =====      =====          =====


Income benefit at the US federal statutory rate of 35%..    $ (12)   $  (9)      $ (4)          $ (7)
Valuation allowance.....................................      (10)      --         --             --
Amortization of goodwill................................        7        7          3             --
Other -- net............................................       (1)      (1)        (1)             2
                                                            -----   -----       -----         -----

          Benefit for income taxes......................    $ (16)   $  (3)      $ (2)          $ (5)
                                                            =====    =====       ====           ====

  The components of TXU Gas' deferred tax assets and deferred tax liabilities are as follows:

                                                               December 31,
                                           --------------------------------------------------------
                                                      1999                         1998
                                           --------------------------  ----------------------------
                                            Total  Current  Noncurrent  Total   Current  Noncurrent
                                            -----  -------  ----------  -----   -------  ----------
Deferred Tax Assets:

Net operating loss and other tax credit
  carryforwards...........................   $136    $  15        $121   $156   $    --        $156
Valuation allowance.......................     --       --          --    (10)       --         (10)
Retirement and other employee benefit
  obligations.............................     41       --          41     38        --          38
Accruals and allowances...................     15       12           3     14        11           3
Other.....................................     42        2          40     38         1          37
                                             ----    -----        ----   ----   -------        ----

    Total.................................    234       29         205    236        12         224
                                             ----    -----        ----   ----   -------        ----


Deferred Tax Liabilities and Unamortized
  Investment Tax Credits:

Property related differences..............    164       --         164    150        --         150
Gain on debentures........................      6       --           6      6        --           6
Deferred state income taxes...............     10       --          10     10        --          10
Unamortized investment tax credits........      3       --           3      3        --           3
Other.....................................     18       --          18     17        --          17
                                             ----    -----        ----   ----   -------        ----

    Total.................................    201       --         201    186        --         186
                                             ----    -----        ----   ----   -------        ----

Net Deferred Tax Asset....................   $ 33    $  29        $  4   $ 50   $   12         $ 38
                                             ====    =====        ====   ====   =======        ====

     At December 31, 1999, domestic net operating-loss (NOL) carryforwards totaled $319 million, which begin to expire in 2003, and alternative minimum tax-credit carryforwards totaled $24 million. The tax benefits of these carryforwards of $136 million, as shown above, are available to offset future tax payments. Due to a 1999 change in Internal Revenue Service (IRS) Regulations, TXU Gas expects to fully utilize all of such NOLs. Accordingly, a previously recorded deferred tax asset valuation allowance of $10 million has been eliminated. TXU Gas utilized $101 million of NOL carryforward in 1999. At December 31, 1999, TXU Gas also had $17 million of general business credit carryforwards, which will begin to expire in year 2000. As a result of limitations on the timing of use arising from the merger, TXU Gas does not expect to fully utilize such tax credit carryforwards prior to their expiration date; therefore, such credits were written off as a purchase accounting adjustment in 1997.

     Separately, the TXU Gas consolidated income tax returns have been audited and settled with the IRS through the year 1992. The IRS is currently auditing the years 1993 through 1997. TXU Gas and the IRS have reached a tentative agreement on issues relating to the 1993 tax year. To the extent that adjustments to income tax accounts for periods prior to the merger are required as a result of an IRS audit, the adjustments will be added to or deducted from goodwill.

8.   RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS

     Pension Plan -- At the Acquisition Date, TXU Gas had a defined benefit pension plan providing retirement income benefits for substantially all of its employees. Effective January 1, 1998, the TXU Gas qualified retirement plan was merged into a retirement plan of TXU Corp., which covers TXU Corp. employees and certain other subsidiaries. Accrued retirement costs are funded to the extent such amounts are deductible for federal income tax purposes. Plan assets consist primarily of equity investments, government bonds and corporate bonds. Benefits are based on years of credited service and average compensation and were not affected by the merger.

     During 1999, certain TXU Gas employees were offered and accepted early retirement and settlement options. A portion of these costs are recoverable; therefore, an offseting regulatory asset was recorded.

     The following tables provide information for TXU Gas' participation in TXU Corp.'s plan, using actuarial allocations for 1999.


                                                                                                                Predecessor
                                                                                                              --------------
                                                                                            Period from         Period from
                                                                        Year Ended          Acquisition       January 1, 1997
                                                                        December 31,          Date to              to
                                                                    --------------------     December 31,      Acquisition
                                                                     1999           1998          1997             Date
                                                                    -----          -----       -----------    ---------------

Weighted-average Assumptions:
Discount rate..............................................          8.25%          7.00%         7.25%              7.75%
Expected return on plan assets.............................          9.00%          9.00%         9.00%              9.00%
Rate of compensation increase..............................          4.30%          4.30%         4.30%              4.30%

Components of Net Pension Costs:
Service cost...............................................         $   2          $   5         $   2              $   2
Interest cost..............................................            24             26            11                 15
Expected return on assets..................................           (25)           (25)          (11)               (14)
Amortization of unrecognized net transition asset..........            --             --            --                 (1)
Amortization of unrecognized prior service cost............            --             (1)           --                 --
Recognized termination benefits loss.......................             3             --            --                 22
Recognized settlement loss.................................            --             --            --                  2
                                                                    -----          -----         -----              -----
   Net periodic pension cost...............................         $   4          $   5         $   2              $  26
                                                                    =====          =====         =====              =====


Change in Pension Obligation:
Pension obligation at beginning of year....................         $ 399          $ 379
   Service cost............................................             2              5
   Interest cost...........................................            24             26
   Plan amendments.........................................            --             (1)
   Actuarial (gain)/loss...................................           (76)            11
   Benefits paid...........................................           (20)           (21)
   Settlements.............................................           (13)            --
   Special termination benefits............................             3             --
                                                                    -----          -----
Pension obligation at end of year..........................         $ 319          $ 399
                                                                    =====          =====

Change in Plan Assets:
Fair value of assets at beginning of year..................         $ 320          $ 276
   Actual return on assets.................................            29             33
   Employer contributions..................................             2             31
   Benefits paid...........................................           (20)           (20)
   Settlements.............................................           (13)            --
                                                                    -----          -----
 Fair value of assets at end of year........................        $ 318          $ 320
                                                                    =====          =====

Funded Status:
Pension obligation.........................................         $(319)         $(399)
Fair value of assets.......................................           318            320
Unrecognized prior service cost............................            (6)            (6)
Unrecognized net (gain)/loss...............................           (52)            27
                                                                    -----          -----
Accrued pension costs......................................         $ (59)         $ (58)
                                                                    =====          =====


Amounts Recognized in the Statement of Financial Position
              Consist of:
Accrued benefit liability..................................         $ (59)         $ (59)
Accumulated other comprehensive income.....................            --              1
                                                                     ----          -----

Net amount recognized......................................         $ (59)         $ (58)
                                                                    =====          =====

     The following table provides information for the TXU Corp. defined benefit pension plan in which TXU Gas and certain other subsidiaries of TXU Corp. participate:

                                                                                 Year Ended
                                                                                 December 31,
                                                                           --------------------------
                                                                             1999              1998
                                                                           --------          --------
Weighted-average Assumptions:
Discount rate...................................................            8.25%             7.00%
Expected return on plan assets..................................            9.00%             9.00%
Rate of compensation increase...................................            4.30%             4.30%


Components of Net Pension Costs:
Service cost....................................................           $  15             $  15
Interest cost...................................................              46                44
Expected return on assets.......................................             (53)              (46)
Amortization of unrecognized net transition asset...............              --                (1)
Amortization of net loss........................................               1                --
Recognized termination benefits loss............................              25                --
                                                                           -----             -----
   Net periodic pension cost....................................           $  34             $  12
                                                                           =====             =====


Change in Pension Obligation:
Pension obligation at beginning of year.........................           $ 678             $ 640
   Service cost.................................................              15                15
   Interest cost................................................              46                44
   Plan amendments..............................................              --                (1)
   Actuarial (gain)/loss........................................            (111)                7
   Benefits paid................................................             (27)              (27)
   Curtailments.................................................               1                --
   Settlements..................................................             (55)               --
   Special termination benefits.................................              25                --
                                                                           -----             -----
Pension obligation at end of year...............................           $ 572             $ 678
                                                                           =====             =====

Change in Plan Assets:
Fair value of assets at beginning of year.......................           $ 659             $ 569
   Actual return on assets......................................              62                69
   Employer contributions.......................................              14                49
   Benefits paid................................................             (27)              (28)
   Settlements..................................................             (53)               --
                                                                           -----             -----
Fair value of assets at end of year.............................           $ 655             $ 659
                                                                           =====             =====

Funded Status:
Pension obligation..............................................           $(572)            $(678)
Fair value of assets............................................             655               659
Unrecognized net transition asset...............................              (1)               (2)
Unrecognized prior service cost.................................              (3)               (2)
Unrecognized net gain...........................................            (151)              (32)
                                                                           -----             -----
Accrued pension costs...........................................           $ (72)            $ (55)
                                                                           =====             =====

     Postretirement Benefits Other Than Pensions -- In addition to the retirement plan, TXU Gas offers certain health care and life insurance benefits to substantially all employees and their eligible dependents at retirement. In connection with the merger, the plan was amended to provide coverage to those employees hired after July 1, 1989 not previously eligible for postretirement medical benefits. In addition, the health care benefits provided to retirees under the plan were enhanced to reflect the same level of benefits as offered by other such plans of TXU Corp. companies. The unrecognized prior service cost at December 31, 1997 arose from these two changes, which occurred after the Acquisition Date. Effective January 1, 1998, the TXU Gas postretirement benefit plan was merged into the postretirement benefit plan of TXU Corp. Obligations have not been prefunded. Benefits received vary in level depending on years of service and retirement dates. The following tables provide information for TXU Gas' participation in TXU Corp.'s plan, using actuarial allocations for 1999.

                                                                                                                    Predecessor
                                                                                                                   -------------
                                                                                                 Period from        Period from
                                                                       Year Ended                Acquisition       January 1, 1997
                                                                       December 31,                Date to               to
                                                                   ---------------------         December 31,       Acquisition
                                                                    1999            1998             1997               Date
                                                                   -----           -----         ------------       -------------
Weighted-average Assumptions:
Discount rate.............................................          8.25%           7.00%           7.25%            7.75%
Expected return on plan assets............................          8.50%           8.50%           8.50%            8.50%

Components of Net Periodic Postretirement Benefit Costs:

Service cost..............................................         $   2           $   3          $   --            $  --
Interest cost.............................................             7               7               3                3
Amortization of unrecognized net transition obligation....            --              --              --                2
Amortization of unrecognized prior service cost...........             1               1              --               --
Recognized curtailment loss...............................             1              --              --               --
                                                                   -----           -----          ------            -----
    Net periodic postretirement benefit cost..............         $  11           $  11          $    3            $   5
                                                                   =====           =====          ======            =====
Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year...................         $ 105           $ 106
    Service cost..........................................             2               3
    Interest cost.........................................             7               7
    Participant contributions.............................             1               2
    Actuarial gain........................................           (14)             (9)
    Benefits paid.........................................           (10)             (4)
    Curtailments..........................................             1              --
                                                                   -----           -----
Benefit obligation at end of year.........................         $  92           $ 105
                                                                   =====           =====
Change in Plan Assets:
Fair value of assets at beginning of year.................         $   1           $  --
    Employer contributions................................             1               1
                                                                   -----           -----
Fair value of assets at end of year.......................         $   2           $   1
                                                                   =====           =====
Funded Status:
Benefit obligation........................................         $ (92)          $(105)
Fair value of assets......................................             2               1
Unrecognized prior service cost...........................            16              16
Unrecognized net gain.....................................           (20)             (6)
                                                                   -----           -----
Accrued postretirement benefit cost.......................         $ (94)          $ (94)
                                                                   =====           =====

     The expected increase in costs of future benefits covered by the postretirement benefit plan is projected using a health care cost trend rate of 5% in 2000 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 1999 by approximately $22 million and other postretirement benefits cost for 2000 by approximately $3.5 million.

     The following table provides information for the TXU Corp. postretirement benefit plan in which TXU Gas and certain other subsidiaries of TXU Corp. participate:

                                                                      Year Ended
                                                                      December 31,
                                                                    ----------------
                                                                    1999        1998
                                                                    ----        ----
Weighted-average Assumptions:
Discount rate..................................................     8.25%         7.00%
Expected return on plan assets.................................     8.49%         8.13%


Components of Net Periodic Postretirement Benefit Costs:
Service cost...................................................    $   9         $   8
Interest cost..................................................       16            15
Expected return on assets......................................       (3)           (2)
Amortization of unrecognized net transition obligation.........        1             3
Amortization of unrecognized prior service cost................        1             2
Amortization of net loss.......................................       --             1
Recognized curtailment loss....................................        8            --
                                                                   -----         -----
  Net periodic postretirement benefit cost.....................    $  32         $  27
                                                                   =====         =====

Change in Postretirement Benefit Obligation:
Benefit obligation at beginning of year........................    $ 237         $ 214
  Service cost.................................................        9             8
  Interest cost................................................       16            15
  Participant contributions....................................        2             2
  Actuarial (gain)/loss........................................      (38)            7
  Benefits paid................................................      (19)           (9)
  Curtailments.................................................        7            --
                                                                   -----         -----
Benefit obligation at end of year..............................    $ 214         $ 237
                                                                   =====         =====

Change in Plan Assets:
Fair value of assets at beginning of year......................    $  41         $  30
  Actual return on plan assets.................................       (6)            5
  Employer contributions.......................................       11            12
  Participant contributions....................................        1            --
  Benefits paid................................................       (7)           (6)
                                                                   -----         -----
Fair value of assets at end of year............................    $  40         $  41
                                                                   =====         =====

Funded Status:
Benefit obligation.............................................    $(214)        $(237)
Fair value of assets...........................................       40            41
Unrecognized transition obligation.............................       16            18
Unrecognized prior service cost................................       16            17
Unrecognized net (gain)/loss...................................       (4)           25
                                                                   -----         -----
Accrued postretirement benefit cost............................    $(146)        $(136)
                                                                   =====         =====

9.   DERIVATIVE INSTRUMENTS

     TXU Gas enters into derivative instruments, including options, swaps, futures, forwards and other contractual commitments for both non-trading and trading purposes. TXU Gas and its subsidiaries enter into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. Gains and losses on non-trading derivative instruments effective as hedges are deferred and recorded as a component of the underlying transaction when settled. TXU Gas also enters into derivative instruments and other contractual commitments for trading purposes through its subsidiary TXU Energy Trading. Contracts entered into for trading purposes are recorded on a mark-to-market basis with gains and losses recognized in earnings.

Non-Trading

     Interest Rate Risk Management -- TXU Gas enters into interest rate swaps to manage exposures to the market risk inherent in fixed rate debt securities and the cash flow risk inherent in variable rate securities. The terms of each swap and the underlying hedged security are in Note 4.

     Energy Price Risk Management -- As a result of continued regulation, TXU Gas has minimal exposure to energy price risk, therefore, its use of derivative instruments is limited.

Trading

     In 1999, TXU Energy Trading further positioned itself to provide comprehensive energy products and services to a diversified client base. TXU Energy Trading engages in price and basis risk management activities, involving the purchase and sale of physical commodities, and enters into futures contracts, forward commitments, swap agreements with net settlement, exchange traded options, over-the-counter options which are net settled or physically settled, exchange-of-futures-for-physical transactions, energy exchange transactions, storage activities, and other contractual arrangements. These transactions are primarily conducted with retail end users, established energy companies and major financial institutions.

     TXU Energy Trading manages market risk on a portfolio basis within limitations imposed by its Board of Directors and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily, utilizing appropriate mark-to-market methodologies, which value the portfolio of contracts and the hypothetical effect on this value from changes in market prices. Various techniques and methodologies are used that simulate forward price curves in their respective markets to estimate the size and probability of changes in market value resulting from price movements. These techniques include, but are not limited to, sensitivity analyses. The use of these methodologies requires a number of key assumptions including the selection of confidence levels, the holding period of the positions, and the depth and applicability to future periods of historical price information.

     The portfolio is subject to a number of risks and costs associated with the future contractual commitments, including price risk, credit risk associated with counterparties, product location (basis) differentials and market liquidity. TXU Energy Trading continuously monitors the valuation of identified risks and adjusts the portfolio valuation based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out. Price and credit risk are further managed through established trading policies and limits which are evaluated on a daily basis.

     The fair value of open positions expiring within one year is included as a separate component of current assets and liabilities on the balance sheet, and the long-term portion is included as a separate component of Other Assets and Liabilities. Gross revenue and expenses from physically settled transactions are included within Operating Revenues and Operating Expenses, respectively. Financially settled transactions along with unrealized gains and losses from changes in the fair value of the open positions are included within Operating Revenues on a net basis.

     The following table displays the mark-to-market values of the energy trading risk management assets and liabilities:

                                                  December 31,
                             ------------------------------------------------------
                                        1999                       1998
                             -------------------------   --------------------------
                             Assets  Liabilities   Net   Assets  Liabilities   Net
                             ------  -----------  -----  ------  -----------  -----
Fair Value
    Current................    $590         $525  $  65   $ 832         $838   $(6)
    Noncurrent                   27           12     15     128           93    35
                               ----         ----  -----   -----         ----   ---
          Total............    $617         $537     80   $ 960         $931    29
                               ====         ====          =====         ====
    Less reserves..........                           9                          7
                                                    ---                        ---
          Net of reserves..                       $  71                        $22
                                                  =====                        ===

Average Value For Year
    Total..................    $608         $510  $  98   $ 656         $617   $39
                               ====         ====          =====         ====
    Less reserves..........                           9                          7
                                                    ---                        ---
          Net of reserves..                       $  89                        $32
                                                  =====                        ===

     TXU Gas recorded net trading gains of $9 million and $46 million at TXU Energy Trading in 1999 and 1998, respectively.

     Credit Risk -- Credit risk relates to the risk of loss that TXU Gas would incur as a result of nonperformance by counterparties. TXU Gas maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. TXU Gas generally does not obtain collateral to support the agreements but establishes credit limits and monitors the financial viability of counterparties. In the event a counterparty's credit rating declines, TXU Gas may apply certain remedies, if considered necessary. TXU Gas believes the risk of nonperformance by counterparties is minimal.

     The exposure of fixed price natural gas and electric power purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. The notional amounts and terms of the portfolio as of December 31, 1999 included financial instruments that provide for fixed price receipts of 2,406 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,836 TBtue, with a maximum of seven years. Additionally, sales and purchase commitments totaling 1,129 TBtue, with terms extending up to nine years, are included in the portfolio as of December 31, 1999.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and related estimated fair values of TXU Gas' significant financial instruments were as follows:

                                                                                 December 31,
                                                                 ----------------------------------------------
                                                                        1999                    1998
                                                                 -----------------------    -------------------
                                                                               Estimated              Estimated
                                                                 Carrying         Fair       Carrying    Fair
                                                                  Amount         Value        Amount     Value
                                                                 --------       -------      --------   -------
On-balance sheet liabilities:

   Long-term debt (including current maturities) (a).........       $(551)         $(535)      $(702)     $(722)
   TXU Gas obligated, mandatorily redeemable, preferred
         securities of subsidiary trust holding solely junior
         subordinated debentures of TXU Gas (b)................      (147)          (138)       (146)      (152)


Off-balance sheet assets (liabilities):
   Financial guarantees (c)....................................        --            (75)         --        (30)
   Interest rate swaps.........................................        --              8          --         --*

Estimated fair value: (a) variable-rate debt - approximates carrying amount, exchange traded debt - quoted market prices, and other debt - discounted value using rates for debt with similar characteristics; (b) quoted market prices; (c) approximates carrying or notional amount.

*Fair value amount rounds to less than $1 million.

     The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different from their related carrying amounts. The carrying amount of investments and advances from parent approximates the fair value.


11.  REGULATIONS AND RATES

     The city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas (RRC) and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The rates TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities
and towns served, with the RRC having appellate jurisdiction.   The rate TXU
Lone Star Pipeline charges to TXU Gas Distribution for transportation and storage of gas ultimately consumed by residential and commercial customers is established by the RRC.

     Under a settlement of the RRC rate inquiry approved in June 1998, TXU Gas Distribution agreed to credit residential and commercial customers with $18 million to be spread over the next two heating seasons thereafter. The final order approving the stipulation found that all gas costs flowed through TXU Gas Distribution's monthly gas cost adjustment clause prior to October 31, 1997 were just, reasonable, and necessary. As a part of the final order, the RRC required an audit of an amount that TXU Gas Distribution credited to residential and commercial customers under a previous voluntary stipulation. The audit report sent to TXU Gas Distribution on December 16, 1998 indicated that an additional $7.3 million should be credited to residential and commercial customers. TXU Gas believes that the additional amount noted in the audit report was included in the $18 million settlement, but it is unable to predict the outcome of the audit process.

     Gas Utilities Docket No. 8935 - TXU Gas Distribution filed an application with the RRC in February 1999 to modify the gas cost adjustment provision of the city gate rate tariff approved in November 1997. The modification allows for a more accurate recovery of the gas cost from TXU Gas Distribution's residential and commercial customers. The case was settled, and a final order recognizing the settlement was issued in August 1999. The final order allows TXU Gas Distribution to recover from, or return to, city gate customers under- or over-recovered gas cost resulting from cycle billing in accordance with TXU Gas Distribution's proposed methodology. This applies to under- and over-recovered gas costs occurring over the twelve-month periods ended June 1999 and June 2000. TXU Gas Distribution was also directed to file a revised gas cost adjustment tariff with the RRC by January 15, 2000 to address the cycle billing issue and other gas cost recovery issues. A revised tariff was filed with the RRC on January 14, 2000, but by agreement of the parties and RRC staff, further proceedings on the revised gas cost adjustment clause have been postponed to July 2000.

     TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $7.5 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 1999 in addition to about $2.5 million granted in 1998. Rate cases supporting an additional $8.3 million in annualized revenue increases were pending in a number of cities as of December 31, 1999. The $8.3 million of annualized revenue increases includes $6.3 million for the general rate increase filed for in August 1999 by TXU Gas Distribution in the cities of Dallas, University Park, Highland Park and Cockrell Hill, Texas. On February 23, 2000, the City of Dallas denied the rate increase. Similar action is expected in the other cities. TXU Gas Distribution intends to appeal this action to the RRC, which has the power to review and overturn the denial, and seek in excess of $9 million in rate relief. TXU Gas is unable to predict the outcome of the appeal. Weather normalization adjustment clauses have been approved by 315 cities served by TXU Gas Distribution, representing 70% of TXU Gas Distribution's residential and commercial sales volumes. These clauses allow rates to be adjusted to reflect the impact of warmer- or colder-than-normal weather during the winter months, minimizing the impact of variations in weather on TXU Gas Distribution's earnings.
 .
     In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requests a general increase in annual revenues of approximately $20 million. Action on this request is anticipated in the second quarter of 2000. TXU Lone Star Pipeline is unable to predict the outcome of this case.

12.  COMMITMENTS AND CONTINGENCIES

     In October 1995, a lawsuit was filed in the Supreme Court of Western Australia by Woodside Petroleum Ltd. and its joint venture partners against TXU Gas, a former subsidiary and others. Plaintiffs seek damages of approximately $18 million from TXU Gas based on an indemnity arrangement and approximately $208 million from the other defendants for alleged breaches of contract and breaches of a trade practice act, all in connection with the construction of an offshore gas and condensate drilling production platform. TXU Gas has agreed to indemnify the current owner of the former subsidiary pursuant to the provisions in the prior sales agreement. Following a preliminary hearing, the Court, in December 1997, delivered an opinion in favor of TXU Gas, the former subsidiary and the other defendants finding that the defendants are other assureds under certain insurance policies owned by the plaintiffs and that the plaintiffs and their insurers are precluded from bringing a subrogated claim against the defendants. In April 1998, the court entered a final judgment. The plaintiffs' lawsuit was dismissed as well as the counterclaims of the defendants. The plaintiffs served their notice of appeal in May 1998. The appeal was heard by the Full Court of the Supreme Court of Western Australia beginning in February 1999. In March 1999, the Full Court of the Supreme Court entered a judgment dismissing the plaintiffs' appeal. The final order has now been submitted to the court.

     In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX, TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B.K. Irani and sought to represent a certain class of purchasers of common stock of EEX. In December 1998, the United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss in March 1999, and discovery has been stayed pending a ruling on the motion to dismiss. TXU Gas is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but intends to vigorously defend this suit.

     In July 1999, the City of Gatesville, Texas filed suit in the State District Court of Coryell County, Texas, 52nd Judicial District, against TXU Gas Distribution, TXU Gas and other TXU Companies, and sought to represent a class of plaintiffs consisting of approximately 490 Texas cities, towns and other municipalities to whom TXU Gas Distribution had paid municipal franchise fees over a period of twenty-five years. The complaint alleges that TXU Gas Distribution concealed information from the cities regarding its revenue data, gross receipts and related charges and fees that were subject to, but not used as a basis for determining, municipal franchise fees owed to the plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Gas Distribution believes the claims are without merit and intends to vigorously defend this suit.

     In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas and TXU Energy Trading. Quinque and the other named plaintiffs sought to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas and TXU Energy Trading are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Energy Trading believe these claims are without merit and intend to vigorously defend this suit.

     TXU Gas and its subsidiaries are party to other lawsuits arising in the ordinary course of its business. TXU Gas believes, based on its current knowledge and the advice of counsel, that all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operations or cash flows.

     Environmental Matters -- TXU Gas is subject to federal, state and local environmental laws and regulations that regulate the discharge of materials into the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The level of future expenditures for environmental matters, including costs of obtaining operating permits, equipment monitoring and modifications under the Federal Clean Air Act, as amended, and cleanup obligations, cannot be fully ascertained until the regulations that implement the applicable laws have been approved and adopted. It is management's opinion that all such costs, when finally determined, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of TXU Gas.

     Leases -- Rental expenses for continuing operations incurred under all operating leases aggregated $4 million in 1999, $5 million for 1998 and $3 million for the pre-and post-merger periods of 1997. As of January 1, 2000, TXU Gas has future operating lease commitments of $3 million.

     Gas Purchase Contracts -- TXU Gas Distribution buys gas under long-term and short-term intrastate contracts in order to assure a reliable supply to its customers. Many of these contracts require minimum purchases of gas. TXU Gas Distribution has made accruals for payments that may be required for settlement of gas-purchase contract claims asserted or that are probable of assertion. TXU Gas Distribution continually evaluates its position relative to asserted and unasserted claims, above-market prices or future commitments. Based on estimated gas demand, which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 2000 and thereafter.

     Guarantees -- TXU Gas and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating some $75 million at December 31, 1999. TXU Gas is exposed to loss in the event of nonperformance by other parties. However, TXU Gas does not anticipate nonperformance by the counterparties.

     Concentrations of Credit Risk -- TXU Gas Distribution operations have trade receivables from a few large industrial customers in north central Texas arising from the sale of natural gas. A change in economic conditions may affect the ability of customers to meet their contractual obligations. TXU Gas believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

13.  DISCONTINUED OPERATIONS

     In connection with the merger with TXU Corp., TXU Gas distributed to its common shareholders its ownership interest in New EEX, which was represented by approximately 105 million shares of New EEX common stock with a carrying value of $583 million. TXU Gas' discontinued operations include EEX and LSEPO and its former engineering and construction and environmental businesses.

     For the period from January 1, 1997 to the Acquisition Date (August 5,
1997), the exploration and production operations had revenues of $160 million, an operating loss of $376 million and a net loss of $215 million. The operating loss and net loss include a $426 million pre-tax ($236 million after-tax) write-down of the carrying value of EEX's oil and gas properties, due to the US cost center ceiling limitation at March 31, 1997. A provision of $10 million (net of tax benefit of $5 million) was recorded in the same period of 1997 for additional costs and expenses for the wind-up of the discontinued engineering and construction business.

     At December 31, 1999, discontinued businesses had assets of $52 million (consisting principally of retained claims and accounts receivable) and liabilities of $47 million. TXU Gas has filed suit against certain parties to recover amounts outstanding. Management believes that adequate provision for uncollectible claims and accounts receivable, income tax matters and expenses for windup of discontinued engineering and construction operations has been made.

14.  SEGMENT INFORMATION

     TXU Gas' reportable segments are strategic business units that offer different products and services or are geographically integrated. They are managed separately because each business requires different marketing strategies or is in a different geographic area.

     TXU Gas has two reportable operating segments:

     (1) US Gas Pipeline and Distribution - operations involving the gathering, processing, transmission, and distribution of natural gas and selling of natural gas liquids in Texas;

     (2) US Energy Marketing - operations involving the purchasing and selling of natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada; and

     Other - non-segment operations consisting of liquified and compressed natural gas fuels.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TXU Gas evaluates performance based on net income or loss. TXU Gas accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

                                               US Gas        US
                                            Pipeline and   Energy               Discontinued
                                            Distribution   Marketing    Other     Operations     Eliminations   Consolidated
                                            ------------   ---------    -----     ----------     ------------   ------------
Trade Revenues-
   1999....................................   $  839        $2,982     $   14                        $  --         $3,835
   1998....................................      830         3,198         10                           --          4,038
   1997 Acquisition Date to 12/31..........      417           859          1                           --          1,277
   1997 1/1 to Acquisition Date............      659           598         23                           --          1,280

Affiliated-
   1999....................................       24             1         --                          (25)            --
   1998....................................       24             1         --                          (25)            --
   1997 Acquisition Date to 12/31..........       10            --         --                          (10)            --
   1997 1/1 to Acquisition Date............       18             5         --                          (23)            --

Depreciation and Amortization
  (including goodwill amortization) -
   1999....................................       81             2          1                           --             84
   1998....................................       76             1         (1)                          --             76
   1997 Acquisition Date to 12/31..........       29             1         --                           --             30
   1997 1/1 to Acquisition Date............       32             1          1                           --             34

Interest Expense and Other Charges-
   1999....................................       41             3         74                          (41)            77
   1998....................................       42             2         72                          (40)            76
   1997 Acquisition Date to 12/31..........       22             2         18                          (10)            32
   1997 1/1 to Acquisition Date............       29             2         28                          (14)            45

Income Tax Expense (Benefit)-
   1999....................................       22           (13)       (25)                          --            (16)
   1998....................................        7             3        (13)                          --             (3)
   1997 Acquisition Date to 12/31..........       10            (6)        (6)                          --             (2)
   1997 1/1 to Acquisition Date............       12            (8)        (9)                          --             (5)

Net Income (Loss)-
   1999....................................       17           (25)       (10)         --               --            (18)
   1998....................................      (10)            6        (18)         --               --            (22)
   1997 Acquisition Date to 12/31..........        8           (12)        (5)         --               --             (9)
   1997 1/1 to Acquisition Date............       27           (15)       (27)       (225)              --           (240)

Investment in Equity Investees-
   1999....................................        1            --         --                           --              1
   1998....................................        4            --         --                           --              4
   1997....................................        4            --          2                           --              6

Total Assets-
   1999....................................    2,633           922      1,785          52           (1,959)         3,433
   1998....................................    3,140         1,362      2,037          51           (2,633)         3,957
   1997....................................    2,366           759      1,241          42           (1,168)         3,240

Construction  Expenditures-
   1999....................................      151             1          2                           --            154
   1998....................................      154             2         31                           --            187
   1997 Acquisition Date to 12/31..........       55             1          1                           --             57
   1997 1/1 to Acquisition Date............       60             1          1                           --             62

15.  SUPPLEMENTARY FINANCIAL INFORMATION

     Affiliates -- Transactions between TXU Gas, TXU Corp. and affiliates of TXU Corp. for 1999, 1998 and the period from Acquisition Date through December 31, 1997 included $19 million, $16 million and $11 million, respectively, in interest expense related to borrowings from TXU Corp. TXU Business Services Company billed TXU Gas $60 million, $55 million and $8 million for 1999, 1998 and the period from Acquisition Date through December 31, 1997, respectively, for financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. TXU Gas was also billed $92 million and $107 million for 1999 and 1998, respectively, by TXU Electric primarily for employee services and expenses at cost. In addition, TXU Gas had revenues of $8 million, $18 million and $9 million from the sale and transportation of gas to other TXU Corp. subsidiaries during the respective periods.

     Cash Payments -- The schedule below details TXU Gas' supplemental cash flow information:

                                                                                                      Predecessor
                                                                                                      -----------
                                                                                      Period from     Period from
                                                                                      Acquisition     January 1, 1997
                                                              Year Ended                Date to           to
                                                             December 31,            December 31,     Acquisition
                                                         ---------------------
                                                           1999          1998            1997             Date
                                                         -------       -------       ------------    ------------
CASH PAYMENTS (REFUNDS)
   Interest costs (net of amounts capitalized)........   $    79       $    72          $   34          $   46
                                                         =======       =======          ======          ======
   Income taxes -- net................................   $   (91)      $   (58)         $  (10)         $    4
                                                         =======       =======          ======          ======
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Conversion of debentures...........................   $    --       $     3          $   --          $   --
                                                         =======       =======          ======          ======
   Sales of businesses:
       Book value of assets sold......................   $    --       $    --          $ (106)         $   --
       Reduction in advances due parent...............        --            --              20              --
       Liabilities sold...............................        --            --              86              --
                                                         -------       -------           ------          -----
           Cash required..............................        --            --              --              --
       Cash sold......................................        --            --               5              --
                                                         -------       -------          ------          ------
           Net cash used..............................   $    --       $    --          $    5          $   --
                                                         =======       =======          =======         ======

  Sales of Accounts Receivable -- TXU Gas has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivables representing up to an aggregate of $100 million. Additional receivables are continually sold to replace those collected. At December 31, 1999 and 1998, accounts receivable of TXU Gas were reduced by $100 million to reflect the sales of such receivables under such agreements.

  Quarterly Results (Unaudited) -- The results of operations by quarters are summarized below. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

                                                                 Quarter Ended
                                                ----------------------------------------------
                                                March 31  June 30   September 30   December 31
                                                --------  -------   ------------   -----------
1999:
Revenues......................................    $1,096     $690         $  952        $1,097
Operating Income (Loss).......................        41      (30)           (31)           46
Net Income (Loss).............................        12      (33)           (26)           29
Net Income (Loss) Applicable to Common Stock..        11      (34)           (27)           28
                                                                 Quarter Ended
                                                ----------------------------------------------
                                                March 31  June 30   September 30   December 31
                                                --------  -------   ------------   -----------
1998:
Revenues......................................    $1,020     $873         $1,090        $1,055
Operating Income (Loss).......................        48      (15)            (4)           17
Net Income (Loss).............................        17      (22)           (16)           (1)
Net Income (Loss) Applicable to Common Stock..        16      (23)           (17)           (2)

16.  SUBSEQUENT EVENTS (Unaudited)

     In March 2000, TXU Gas announced that it had entered into a contract for the sale of substantially all of the assets of TXU Processing for approximately $105 million.

                                                                      Appendix B

                      TXU GAS EXHIBITS FOR 1999 FORM 10-K

                  Previously Filed*
             ---------------------------
              With
              File                As
Exhibits     Number              Exhibit
--------     ------              -------
2(a)         333-12391            2(a)      -    Amended and Restated Agreement and Plan of Merger, dated as of April 13, 1996, among Texas Utilities Company, TXU Gas (formerly known as ENSERCH Corporation) and
                                                 TUC Holding Company.

2(b)         333-12391                      -    Form of Agreement and Plan of Distribution included as Exhibit A to the Plan of
                                                 Merger attached as Annex I to TXU Gas' Proxy Statement dated September 23, 1996.

3(a)         1-3183               3.1       -    Articles of Amendment, effective June 14, 1999, to the Articles of Incorporation
             Form 10-Q                           of TXU Gas.
             (Quarter ended
             June 30, 1999)

3(b)         1-3183               3.2       -    Bylaws, as restated August 1, 1999, of TXU Gas.
             Form 10-Q
             (Quarter ended
             June 30, 1999)

4(a)                                        -    Agreement to furnish certain debt instruments.

4(b)         1-12833              4(kk)     -    Indenture (For Unsecured Debt Securities), dated as of January 1, 1998, between
             Form 10-K                           TXU Gas and The Bank of New York.
             (1997)

4(c)         1-12833              4(ll)     -    Officer's Certificate establishing the TXU Gas 6 1/4% Series A Notes due January 1,
             Form 10-K                           2003.
             (1997)

4(d)         1-12833              4(mm)     -    Officer's Certificate establishing the TXU Gas Remarketed Reset Notes due
             Form 10-K                           January 1, 2008.
             (1997)

4(e)         33-45688             4.2       -    Indenture, dated February 15, 1992, between TXU Gas and The First National Bank of
                                                 Chicago.

4(f)         1-12833              4(oo)     -    TXU Gas 7% Note due 1999, dated August 18, 1992.
             Form 10-K
             (1997)

4(g)         1-12833              4(qq)     -    TXU Gas 6-3/8% Note due 2004, dated February 1, 1994.
             Form 10-K
             (1997)

4(h)         1-12833              4(rr)     -    TXU Gas 7-1/8% Note due 2005, dated June 6, 1995.
             Form 10-K
             (1997)

                   Previously Filed *
             ----------------------------
              With
              File                 As
Exhibits     Number               Exhibit
--------     ------               -------
4(i)         1-12833              4(a)      -    Remarketing Agreement, dated as of January 30, 1998 and form of Remarketing
             Form 8-K                            Agreement Supplement with respect to TXU Gas Remarketed Reset Notes.
             (filed August 28,
             1998)

4(j)         1-12833              4(b)      -    Indenture, (For Unsecured Subordinated Debt Securities), dated as of June 1, 1998,
             Form 8-K                            between TXU Gas and The Bank of New York, as Trustee.
             (filed August 28,
             1998)

4(k)         1-12833              4(c)      -    Officer's  Certificate,  dated as of July 2, 1998, establishing the terms of the
             Form 8-K                            TXU Gas Floating Rate Junior Subordinated Debentures, issued in connection with the
             (filed August 28,                   preferred securities TXU Gas Capital I (formerly ENSERCH Capital I).
             1998)

4(l)         1-12833              4(d)      -    Amended and Restated Trust Agreement, dated as of July 2, 1998, between TXU Gas, as
             Form 8-K                            Depositor, and The Bank of New York, The Bank of New York (Delaware), and the
             (filed August 28,                   Administrative trustees for TXU Gas Capital I
             1998)

4(m)          1-12833             4(e)      -    Guarantee Agreement with respect to TXU Gas Capital I, dated as of July 2, 1998,
              Form 8-K                           between TXU Gas, as Guarantor, and The Bank of New York, as Trustee.
              (filed August 28,
              1998)

4(n)          1-12833             4(f)      -    Agreement as to Expenses and Liabilities, dated as of July 1, 1998, between TXU Gas
              Form 8-K                           and TXU Gas Capital I.
              (filed August 28,
              1998)

10(a)         333-12391                     -    Form of Tax Allocation Agreement included as Exhibit B to the Plan of Merger attached as Annex I to the TXU Gas Proxy Statement dated September 23, 1996.


10(b)         333-12391                     -    Form of Tax Assurance Agreement included as Exhibit C to the Plan of Merger attached as Annex I to the TXU Gas Proxy Statement dated September 23, 1996.

10(c)         0-11442             10(a)     -    364 Day Second Amended and Restated Competitive Advance and Revolving Credit
              Form 10-K                          Facility Agreement, dated as of February 25, 2000, among Texas Utilities Company,
              (1999)                             TXU Electric, TXU Gas, Chase Bank of Texas, National Association, as Administrative
                                                 Agent and certain banks listed therein and The Chase Manhattan Bank, as Competitive
                                                 Advance Facility Agent.

10(d)         0-11442             10(b)     -    5-Year Second Amended and Restated Competitive Advance and Revolving Credit
              Form 10-K                          Facility Agreement dated as of February 25, 2000 among Texas Utilities Company, TXU
              (1999)                             Electric, TXU Gas, The Chase Manhattan Bank, as Competitive Advance Facility Agent
                                                 and Chase Bank of Texas, National Association, as Administrative Agent and certain banks listed therein.

                   Previously Filed *
              ---------------------------
               With
               File                As
Exhibits      Number              Exhibit
--------      ------              -------
12                                          -    Computation of Ratio of Earnings to Fixed Charges, and to
                                                 Fixed Charges and Preferred Dividends.

21                                          -    Subsidiaries of the Corporation.

23                                          -    Consent of Deloitte & Touche LLP, Independent Auditors for TXU Gas.

27                                          -    Financial Data Schedule.

____________________

*   Incorporated herein by reference.