Form 10-Q
period 2000-03-31
TXU GAS CO
filed 2000-05-15
CIK 33015

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------

                                   FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                   -- OR --

        ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             ---------------------


                                TXU Gas Company



     A Texas Corporation                          I.R.S. Employer Identification
Commission File Number 1-3183                             No. 75-0399066



           ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600


                             ---------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

Common Stock outstanding at May 12, 2000: 451,000 shares, par value $0.01 per share.


================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I.   FINANCIAL INFORMATION                                                      Page
                                                                                     ----

     Item 1.  Financial Statements

        TXU Gas Company and Subsidiaries
              Condensed Statements of Consolidated Operations -
              Three and Twelve Months Ended March 31, 2000 and 1999.................   3

              Condensed Statements of Consolidated Comprehensive Income (Loss) -
              Three and Twelve Months Ended March 31, 2000 and 1999................    3

              Condensed Statements of Consolidated Cash Flows -
              Three Months Ended March 31, 2000 and 1999...........................    4

              Condensed Consolidated Balance Sheets -
              March 31, 2000 and December 31, 1999.................................    5

              Notes to Financial Statements........................................    7

              Independent Accountants' Report......................................   10

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................   11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........   14

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.....................................   14

Signature..........................................................................   15


                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                       TXU GAS COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (Unaudited)



                                                                   Three Months Ended            Twelve Months Ended
                                                                        March  31,                     March 31,
                                                                 ----------------------         ---------------------
                                                                  2000            1999           2000           1999
                                                                 ------          ------         ------         ------
                                                                                  Millions of Dollars

OPERATING REVENUES......................................         $1,350          $1,096         $4,089         $4,114
                                                                 ------          ------         ------         ------

 OPERATING EXPENSES
  Energy purchased for resale...........................          1,157             924          3,540          3,583
  Operation and maintenance.............................             94              93            358            353
  Depreciation and other amortization...................             16              15             64             57
  Goodwill amortization.................................              6               6             21             21
  Taxes other than income...............................             15              17             59             62
                                                                 ------          ------         ------         ------
     Total operating expenses...........................          1,288           1,055          4,042          4,076
                                                                 ------          ------         ------         ------

OPERATING INCOME........................................             62              41             47             38

OTHER INCOME (DEDUCTIONS) -- NET........................             --              (1)            17              5
                                                                 ------          ------         ------         ------

INCOME BEFORE INTEREST, OTHER CHARGES
  AND INCOME TAXES......................................             62              40             64             43

INTEREST INCOME.........................................             --              --              1              1

INTEREST EXPENSE AND OTHER CHARGES......................            (18)            (20)           (75)           (78)
                                                                 ------          ------         ------         ------

INCOME (LOSS) BEFORE INCOME TAXES.......................             44              20            (10)           (34)

INCOME TAX EXPENSE (BENEFIT)............................             18               8             (6)            (6)
                                                                 ------          ------         ------         ------

NET INCOME (LOSS).......................................             26              12             (4)           (28)

PREFERRED STOCK DIVIDENDS...............................              1               1              4              4
                                                                 ------          ------         ------         ------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK............         $   25          $   11         $   (8)        $  (32)
                                                                 ======          ======         ======         ======


       CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)


                                                                   Three Months Ended            Twelve Months Ended
                                                                        March  31,                     March 31,
                                                                 ----------------------         ---------------------
                                                                  2000            1999           2000           1999
                                                                 ------          ------         ------         ------
                                                                                  Millions of Dollars

NET INCOME (LOSS).......................................         $   26          $   12         $   (4)        $  (28)
                                                                 ------          ------         ------         ------

OTHER COMPREHENSIVE INCOME (LOSS) --
  Net change during period in minimum pension
     liability adjustment...............................             --              --              1             (1)
                                                                 ------          ------         ------         ------
          Total.........................................             --              --              1             (1)
                                                                 ------          ------         ------         ------

COMPREHENSIVE INCOME (LOSS).............................         $   26          $   12         $   (3)        $  (29)
                                                                 ======          ======         ======         ======

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                         2000                  1999
                                                                                         ----                  ----
                                                                                            Millions of Dollars
CASH FLOWS -- OPERATING ACTIVITIES
 Net income.................................................................             $ 26                  $ 12
 Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization.............................................               23                    22
  Deferred income taxes - net...............................................                3                     5
  Changes in operating assets and liabilities:
   Accounts receivable......................................................              (97)                   44
   Inventories..............................................................                3                    34
   Accounts payable:
     Parent and affiliates..................................................              (21)                   (7)
     Other..................................................................              129                   (20)
   Interest and taxes accrued...............................................              (35)                  (14)
   Other working capital....................................................               --                     7
   Energy marketing risk management assets and liabilities - net............               31                   (51)
   Other - net..............................................................               14                   (11)
                                                                                         ----                  ----
    Cash provided by operating activities...................................               76                    21
                                                                                         ----                  ----

CASH FLOWS -- FINANCING ACTIVITIES
  Issuance of common stock..................................................               --                   250
  Change in notes payable:
   Banks....................................................................               --                     6
   Parent...................................................................              (49)                 (243)
  Cash dividends paid.......................................................               (1)                   (1)
                                                                                         ----                  ----
      Cash provided by (used in) financing activities.......................              (50)                   12
                                                                                         ----                  ----

CASH FLOWS -- INVESTING ACTIVITIES
 Construction expenditures..................................................              (23)                  (34)
 Other investments..........................................................               (2)                   (1)
                                                                                         ----                  ----
       Cash used in investing activities....................................              (25)                  (35)
                                                                                         ----                  ----

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS..........................               (1)                    4
                                                                                         ----                  ----

NET CHANGE IN CASH AND CASH EQUIVALENTS.....................................               --                     2

CASH AND CASH EQUIVALENTS -- BEGINNING BALANCE..............................                6                    --
                                                                                         ----                  ----

CASH AND CASH EQUIVALENTS -- ENDING BALANCE.................................             $  6                  $  2
                                                                                         ====                  ====


See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS





                                                                          March 31,
                                                                            2000         December 31,
                                                                         (Unaudited)        1999
                                                                         -----------     -----------
                                                                            Millions of Dollars
PROPERTY, PLANT AND EQUIPMENT

 Gas distribution and pipeline.......................................       $1,409         $1,378

 Other...............................................................           69             68
                                                                            ------         ------

  Total..............................................................        1,478          1,446
 Less accumulated depreciation.......................................          159            142
                                                                            ------         ------
  Net of accumulated depreciation....................................        1,319          1,304
 Construction work in progress.......................................           39             47
                                                                            ------         ------
  Net property, plant and equipment..................................        1,358          1,351
                                                                            ------         ------

INVESTMENTS..........................................................           40             38
                                                                            ------         ------

GOODWILL (net of accumulated amortization: 2000 -- $56; 1999 -- $50).          800            806
                                                                            ------         ------

CURRENT ASSETS
 Cash and cash equivalents...........................................            6              6
 Accounts receivable (net of allowance for uncollectible accounts:
  2000 -- $7; 1999 -- $8)............................................          488            391
 Energy marketing risk management assets.............................          546            581
 Inventories -- at average cost:
  Materials and supplies.............................................           12             12
  Gas stored underground.............................................           90             93
 Deferred income taxes...............................................           32             29
 Other current assets................................................           18             16
                                                                            ------         ------
  Total current assets                                                       1,192          1,128
                                                                            ------         ------

OTHER ASSETS
 Energy marketing risk management assets.............................           68             27
 Regulatory assets...................................................           48             50
 Deferred income taxes...............................................           15             17
 Deferred debits.....................................................           12             16
                                                                            ------         ------
  Total other assets.................................................          143            110
                                                                            ------         ------

  Total..............................................................       $3,533         $3,433
                                                                            ======         ======



 See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                        CAPITALIZATION AND LIABILITIES





                                                                        March 31,
                                                                          2000         December 31,
                                                                       (Unaudited)        1999
                                                                       -----------     -----------
                                                                            Millions of Dollars

CAPITALIZATION
 Common stock (par value -- $.01 per share):
  Authorized shares -- 100,000,000
  Outstanding shares -- 451,000......................................     $   --           $   --
 Paid in capital.....................................................      1,015            1,016
 Deficit.............................................................        (25)             (51)
                                                                          ------           ------
  Total common stock equity..........................................        990              965
 Preferred stock.....................................................         75               75
 TXU Gas Company obligated, mandatorily redeemable,
  preferred securities of subsidiary trust holding solely
  junior subordinated debentures of TXU Gas Company..................        147              147
 Advances from parent................................................        350              385
 Long-term debt, less amounts due currently..........................        551              551
                                                                          ------           ------
  Total capitalization...............................................      2,113            2,123
                                                                          ------           ------

CURRENT LIABILITIES
 Notes payable -- banks..............................................          1                1
 Accounts payable:
  Parent and affiliates..............................................         15               36
  Other..............................................................        409              280
 Energy marketing risk management liabilities........................        513              525
 Interest and taxes accrued..........................................         48               86
 Other current liabilities...........................................         81               80
                                                                          ------           ------
  Total current liabilities..........................................      1,067            1,008
                                                                          ------           ------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
 Accumulated deferred income taxes and investment tax credits........         13               13
 Pensions and other postretirement benefits..........................        150              153
 Energy marketing risk management liabilities........................         61               12
 Other deferred credits and noncurrent liabilities...................        129              124
                                                                          ------           ------
  Total deferred credits and other noncurrent liabilities                    353              302
                                                                          ------           ------

CONTINGENCIES (Note 5)


                                                                          ------           ------

  Total..............................................................     $3,533           $3,433
                                                                          ======           ======



 See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     TXU Gas Company (TXU Gas) is an integrated natural gas company engaged in the gathering, processing, transmission and distribution of natural gas and energy marketing. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy services; and telecommunications and other businesses primarily in the United States (US), Europe and Australia.

     TXU Gas has recently sold or is selling a number of assets that no longer align with its long-term strategy. In March 2000, TXU Gas announced that it had entered into a contract for the sale of substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for approximately $105 million. TXU Gas expects to close the sale during the second quarter of 2000.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared on the same basis as those in its 1999 Form 10-K and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the condensed consolidated financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

3.   CAPITALIZATION

     TXU Gas Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of TXU Gas (Trust Securities) - At March 31, 2000, a statutory business trust, TXU Gas Capital I, had $147 million of floating rate Trust Securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At March 31, 2000, TXU Gas had two interest rate swap agreements with respect to floating rate Trust Securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

4.   REGULATION AND RATES

     TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate cases supporting $3 million in annualized revenue increases were pending in a number of cities as of March 31, 2000. Rate cases supporting annualized revenue increases of approximately $13 million have been filed subsequent to March 31, 2000. Three of the four cities in the Dallas Distribution System, including the City of Dallas, denied a rate increase. TXU Gas Distribution filed an appeal of the actions taken by those cities with the Railroad Commission of Texas in April 2000 to seek $12.6 million in annualized revenue increases. A decision on this matter is expected in the fourth quarter of 2000. TXU Gas is unable to predict the outcome of the appeal.

5.   CONTINGENCIES

     In October 1995, a lawsuit was filed in the Supreme Court of Western Australia by Woodside Petroleum Ltd. and its joint venture partners against TXU Gas, a former subsidiary and others. Plaintiffs seek damages of approximately $18 million from TXU Gas based on an indemnity arrangement and approximately $208 million from the other defendants for alleged breaches of contract and breaches of a trade practice act, all in connection with the construction of an offshore gas and condensate drilling production platform. TXU Gas has agreed to indemnify the current owner of the former subsidiary pursuant to the provisions in the prior sales agreement. Following a preliminary hearing, the Court, in December 1997, delivered an opinion in favor of TXU Gas, the former subsidiary and the other defendants finding that the defendants are other assureds under certain insurance policies owned by the plaintiffs and that the plaintiffs and their insurers are precluded from bringing a subrogated claim against the defendants. In April 1998, the court entered a final judgment. The plaintiffs' lawsuit was dismissed as well as the counterclaims of the defendants. The plaintiffs served their notice of appeal in May 1998. The appeal was heard by the Full Court of the Supreme Court of Western Australia beginning in February 1999. In March 1999, the Full Court of the Supreme Court entered a final judgment dismissing the plaintiffs' appeal. Final resolution of cost recovery by TXU Gas and third party defendants is pending.

     In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation
(EEX), TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and
J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B.K. Irani and sought to represent a certain class of purchasers of common stock of EEX. In December 1998, the United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton,
J. Philip McCormick, Fredrick S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act.
The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. No amount of damages has been specified in the Consolidated Action. Defendants filed a joint motion to dismiss in March 1999, and discovery has been stayed pending a ruling on the motion to dismiss. TXU Gas is continuing to evaluate these claims and is unable at this time to predict the outcome of this proceeding, but intends to vigorously defend this suit.

     In July 1999, the City of Gatesville, Texas filed suit in the State District Court of Coryell County, Texas, 52/nd/ Judicial District, against TXU Gas Distribution, TXU Gas and other TXU companies, and sought to represent a class of plaintiffs consisting of approximately 490 Texas cities, towns and other municipalities to whom TXU Gas Distribution had paid municipal franchise fees over a period of twenty-five years. The complaint alleges that TXU Gas Distribution concealed information from the cities regarding its revenue data, gross receipts and related charges and fees that were subject to, but not used as a basis for determining, municipal franchise fees owed to the plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Gas Distribution believes the claims are without merit and intends to vigorously defend this suit.

     In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas and TXU Energy Trading Company (TXU Energy Trading). Quinque and the other named plaintiffs sought to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their
pipelines resulting in underpayments to plaintiffs.   No amount of damages has
been specified in the complaint. While TXU Gas and TXU Energy Trading are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Energy Trading believe these claims are without merit and intend to vigorously defend this suit.

     Financial Guarantees - TXU Gas and/or its subsidiaries are the guarantor on various commitments and obligations of others aggregating some $71 million at March 31, 2000. TXU Gas is exposed to loss in the event of nonperformance by other parties. However, TXU Gas does not anticipate nonperformance by the counterparties.

     General - In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

6.   SEGMENT INFORMATION

     TXU Gas has two reportable operating segments:

     (1) Gas Pipeline and Distribution - operations involving the gathering, processing, transmission, and distribution of natural gas and selling of natural gas liquids in Texas; and

     (2) Energy Marketing - operations involving the purchasing and selling of natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada.

                                                 Three Months Ended       Twelve Months Ended
                                                      March 31,                March 31,
                                                -------------------       -------------------
                                                 2000         1999         2000         1999
                                                ------       ------       ------       ------
Trade Revenues-
     Gas Pipeline and Distribution.......       $  327       $  293       $  873       $  788
     Energy Marketing....................        1,023          802        3,212        3,324
     Other...............................           --            1            4            2
                                                ------       ------       ------       ------
          Consolidated...................       $1,350       $1,096       $4,089       $4,114
                                                ======       ======       ======       ======

Affiliated Revenues-
     Gas Pipeline and Distribution.......       $    5       $    5       $   24       $   22
     Energy Marketing....................           (1)          --           (1)          --
     Eliminations........................           (4)          (5)         (23)         (22)
                                                ------       ------       ------       ------
          Consolidated...................       $   --       $   --       $   --       $   --
                                                ======       ======       ======       ======

Net Income (Loss) -
     Gas Pipeline and Distribution.......       $   38       $   26       $   29       $   (9)
     Energy Marketing....................           (5)          (7)         (24)           1
     Other...............................           (7)          (7)          (9)         (20)
                                                ------       ------       ------       ------
          Consolidated...................       $   26       $   12       $   (4)      $  (28)
                                                ======       ======       ======       ======

INDEPENDENT ACCOUNTANTS' REPORT


TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of March 31, 2000, and the related condensed statements of consolidated operations and of comprehensive income
(loss) for the three-month and twelve-month periods ended March 31, 2000 and 1999, and the condensed statements of consolidated cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of TXU Gas' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America , the consolidated balance sheet of TXU Gas as of December 31, 1999, and the related statements of consolidated operations, comprehensive loss, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated February 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE  LLP

Dallas, Texas
May 15, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

     TXU Gas Company (TXU Gas) has recently sold or is selling a number of assets that no longer align with its long-term strategy. In March 2000, TXU Gas announced that it had entered into a contract for the sale of substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for approximately $105 million. TXU Gas expects to close the sale during the second quarter of 2000.

RESULTS OF OPERATIONS

OVERVIEW

Three Months Ended March 31, 2000
---------------------------------

     For the three months ended March 31, 2000, TXU Gas had net income of $26 million compared with net income of $12 million for the three months ended March 31, 1999, reflecting improved gas distribution, gas processing and energy marketing margins and cost reductions in gas distribution operations.

     Operating revenues for the first quarter of 2000 increased by $254 million over the same period of 1999 primarily due to an increase in Energy Marketing segment revenues. Energy purchased for resale increased by $233 million in the 2000 period also primarily the result of higher costs for the Energy Marketing segment. Higher gas processing fees in the 2000 period were virtually offset by cost reductions in other operation and maintenance expenses. The effective income tax rate for both periods was affected by non-deductible amortization of goodwill.

Twelve Months Ended March 31, 2000
----------------------------------

     For the twelve months ended March 31, 2000, TXU Gas had a net loss of $4 million compared to a net loss of $28 million for the twelve months ended March 31, 1999. The better results for the current twelve-month period were attributable to improved gas distribution and processing margins, cost reductions in gas distribution operations, gains from the sale of assets totaling $13 million ($8 million after-tax) recorded in other income and the reversal of a $10 million deferred tax asset valuation allowance as a result of a 1999 change in Internal Revenue Service regulations, partially offset by lower margins in the Energy Marketing segment.

     Operating revenues and energy purchased for resale decreased slightly for the twelve months ended March 31, 2000 compared with the prior twelve-month period as a result of decreased activity in the Energy Marketing segment. Higher gas processing fees during the twelve-month period ended March 31, 2000 were virtually offset by cost reductions in other operation and maintenance expenses. Depreciation and other amortization expenses were $7 million higher during the 2000 period due to higher distribution system depreciation. Taxes other than income for the current twelve-month period were 5% lower than in the same period of 1999 due to decreased ad valorem taxes. The twelve-month period ended March 31, 2000 includes other income of $17 million ($11 million after-tax) primarily from gains on the sale of assets, while the same period of 1999 included $5 million of other income. The effective income tax rate for both periods was affected by non-deductible amortization of goodwill and in the 2000 twelve-month period was impacted by the reversal of the tax valuation allowance mentioned above.

SEGMENTS

     Revenues and net income by operating segment are shown in Note 6 to the Financial Statements.

Gas Pipeline and Distribution
-----------------------------

Segment Highlights

                                                  Three Months Ended           Twelve Months Ended
                                                      March 31,                     March 31,
                                                  ------------------           -------------------
                                                   2000        1999             2000         1999
                                                  ------      ------           ------       ------
Gas distribution:
     Sales volumes (billion cubic feet - Bcf)..       49          52              114          122
     Margin (millions).........................   $  122      $  113           $  310       $  295
Pipeline transportation:
     Transportation volumes (Bcf)..............      141         140              552          578
     Revenues (millions).......................   $   35      $   38           $  113       $  118
Gas processing:
     Sales volumes (million barrels)...........        2           2                6            7
     Average sales price ($ per barrel)........    21.80        9.65            17.26        10.15
     Plant revenues (millions).................   $   29      $   15           $  100       $   61
     Net income (loss) (millions)..............   $    5      $   (1)          $   13       $   (5)
Heating degree days (% of normal)..............       63%         75%              65%          81%


     For the three months ended March 31, 2000, the Gas Pipeline and Distribution segment had net income of $38 million compared with net income of $26 million for the three months ended March 31, 1999. Improved results for the 2000 period were due to higher gas distribution and processing margins, despite milder winter weather, and cost reductions in gas distribution operations. Gas distribution margins for the first quarter of 2000 benefited from increased weather normalization adjustments and rate relief which more than offset the effects of lower volumes distributed. Gas processing margins improved as average natural gas liquids prices more than doubled between the 1999 and 2000 periods.

     For the twelve months ended March 31, 2000, the segment had net income of $29 million compared with a net loss of $9 million for the prior twelve-month period. Results for the 2000 twelve-month period reflect improved gas distribution margins for reasons mentioned above, higher gas processing margins due to the increase in the average natural gas liquids price and cost reductions in gas distribution operations. The 2000 period also benefited from after-tax gains from the sale of assets of $4 million.

Energy Marketing
----------------

Segment Highlights

                                                  Three Months Ended           Twelve Months Ended
                                                      March 31,                     March 31,
                                                  ------------------           -------------------
                                                   2000        1999             2000         1999
                                                  ------      ------           ------       ------
Trading and marketing volumes:
     Gas (Bcf).................................      320         351            1,071        1,215
     Electric (gigawatt-hours-GWh).............    3,704       1,057            9,191       16,405

     The Energy Marketing segment had a net loss of $5 million for the three months ended March 31, 2000 compared with a net loss of $7 million for the three months ended March 31, 1999. The improvement was due to improved margins. Operating expenses were slightly higher in the first quarter this year versus the first quarter of 1999.

     The Energy Marketing segment had a net loss of $24 million for the twelve months ended March 31, 2000 compared with net income of $1 million for the twelve months ended March 31, 1999. Gross margin decreased from $52 million in the 1999 period to $21 million in the 2000 period. Other operating expenses increased 33% from $43 million in the 1999 period to $57 million in the 2000 period due in part to costs related to developing middle and back office system infrastructure capabilities. The 2000 period benefited from a $4 million pre-tax gain from the sale of certain commercial customer accounts.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Cash flows provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2000 were $52 million compared with $39 million for the same period last year. Changes in operating assets and liabilities in the first quarter of 2000 provided $24 million but required $18 million in the prior period. The improvement was principally due to lower working capital requirements relating to energy marketing risk management activities.

     Cash flows used in financing activities were $50 million in the first quarter this year compared with cash flows provided of $12 million for the first quarter of last year. In the first quarter of 2000, notes payable to the parent were reduced by $49 million.

     Cash flows used in investing activities for the first quarter of 2000 totaled $25 million versus $35 million for the same period last year. Construction expenditures were $23 million and $34 million for the first quarter of 2000 and 1999, respectively.

     No other substantive changes to financing arrangements have occurred subsequent to December 31, 1999. Early redemptions of preferred stock, long-term debt and trust securities may occur from time to time in amounts presently undetermined.

Regulation and Rates

     Although TXU Gas cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in the 1999 Form 10-K and this Form 10-Q, which might significantly alter its financial position, results of operations or cash flows. See Note 4 to Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended, is effective for TXU Gas beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Gas is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Gas' 1999 Form 10-K, as well as general industry trends; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demand, among others, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in TXU Gas' 1999 Form 10-K and is, therefore, not presented herein.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits filed as a part of Part II are:

     15 Letter from independent accountants as to unaudited interim financial information

     27   Financial Data Schedules

  (b)     Reports on Form 8-K filed since December 31, 1999:


          Date of Report                     Item Reported
          --------------                     -------------

          February 29, 2000                  Item 5.  Other Events

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 TXU GAS COMPANY



                                                 By    /s/ Jerry W. Pinkerton
                                                   -----------------------------

                                                        Jerry W. Pinkerton
                                                          Vice President,
                                                   Principal Accounting Officer

Date:  May 15, 2000