Form 10-Q
period 2000-06-30
TXU GAS CO
filed 2000-08-10
CIK 33015

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     - OR -

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          -----------------------------

                          Commission File Number 1-3183

                                 TXU GAS COMPANY

A Texas Corporation                               I.R.S. Employer Identification
                                                               No. 75-0399066

            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                          -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

COMMON STOCK OUTSTANDING AT AUGUST 8, 2000: 451,000 shares, par value $0.01 per share.

================================================================================

TABLE OF CONTENTS


-----------------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION                                                        PAGE
                                                                                     ----

            ITEM 1. FINANCIAL STATEMENTS

                Condensed Statements of Consolidated Operations --
                Three and Six Months Ended June 30, 2000 and 1999 .............         3

                Condensed Statements of Consolidated Cash Flows --
                Six Months Ended June 30, 2000 and 1999 .......................         4

                Condensed Consolidated Balance Sheets --
                June 30, 2000 and December 31, 1999 ...........................         5

                Notes to Financial Statements .................................         7

                Independent Accountants' Report ...............................        10

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS .................................        11

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK ......................................................        14

PART II. OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS .........................................        14

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................        15

SIGNATURES ....................................................................        16


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                                   --------------------            --------------------
                                                                   2000            1999            2000            1999
                                                                   ----            ----            ----            ----
                                                                                    MILLIONS OF DOLLARS

OPERATING REVENUES .......................................         $1,338            $690          $2,688          $1,786

 OPERATING EXPENSES
   Energy purchased for resale ...........................          1,230             588           2,387           1,512
   Operation and maintenance .............................             88              91             182             184
   Depreciation and other amortization....................             16              17              32              32
   Goodwill amortization .................................              5               5              11              11
   Taxes other than income ...............................             20              19              35              36
                                                                  -------         -------         -------         -------
     Total operating expenses ............................          1,359             720           2,647           1,775
                                                                  -------         -------         -------         -------

OPERATING INCOME (LOSS) ..................................            (21)            (30)             41              11

OTHER INCOME (DEDUCTIONS) - NET ..........................             52              --              52              (1)
                                                                  -------         -------         -------         -------

INCOME (LOSS) BEFORE INTEREST, OTHER
   CHARGES AND INCOME TAXES ..............................             31             (30)             93              10

INTEREST INCOME ..........................................             --               1              --               1

INTEREST EXPENSE AND OTHER
   CHARGES ...............................................            (19)            (18)            (37)            (38)
                                                                  -------         -------         -------         -------

INCOME (LOSS) BEFORE INCOME
   TAXES .................................................             12             (47)             56             (27)

INCOME TAX EXPENSE (BENEFIT) .............................              5             (14)             23              (6)
                                                                  -------         -------         -------         -------

NET INCOME (LOSS) ........................................              7             (33)             33             (21)

PREFERRED STOCK DIVIDENDS ................................              1               1               2               2
                                                                  -------         -------         -------         -------

NET INCOME (LOSS) APPLICABLE TO
   COMMON STOCK ..........................................         $    6            $(34)         $   31          $  (23)
                                                                  =======         =======         =======         =======



See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                            ---------------------
                                                                                            2000             1999
                                                                                            ----             ----
                                                                                             MILLIONS OF DOLLARS

CASH FLOWS - OPERATING ACTIVITIES
    Net income (loss) ..............................................................        $  33         $ (21)
    Adjustments to reconcile net income (loss) to cash used in operating activities:
        Depreciation and amortization ..............................................           45            45
        Deferred income taxes - net ................................................           13            11
        Gain from the sale of assets ...............................................          (53)           --
        Changes in operating assets and liabilities:
           Accounts receivable .....................................................         (257)          293
           Inventories .............................................................          (11)           11
           Accounts payable:
              Parent and affiliates ................................................          (22)           (9)
              Other ................................................................          286          (249)
           Interest and taxes accrued ..............................................          (49)           (8)
           Other working capital ...................................................          (29)           23
           Energy marketing risk management assets and liabilities - net ...........           18           (76)
           Other - net .............................................................           --           (25)
                                                                                            -----         -----
              Cash used in operating activities ....................................          (26)           (5)
                                                                                            -----         -----

CASH FLOWS - FINANCING ACTIVITIES
    Issuance of common stock .......................................................           --           250
    Change in notes payable:
        Banks ......................................................................           --             3
        Parent .....................................................................           (3)         (177)
    Cash dividends paid ............................................................           (2)           (1)
                                                                                            -----         -----
              Cash provided by (used in) financing activities ......................           (5)           75
                                                                                            -----         -----

CASH FLOWS - INVESTING ACTIVITIES
    Construction expenditures ......................................................          (64)          (71)
    Proceeds from sale of assets ...................................................          105            --
    Other investments ..............................................................           (2)           --
                                                                                            -----         -----
              Cash provided by (used in) investing activities ......................           39           (71)
                                                                                            -----         -----

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS .................................          (11)            7
                                                                                            -----         -----

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................................           (3)            6

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE ......................................            6            --
                                                                                            -----         -----

CASH AND CASH EQUIVALENTS - ENDING BALANCE .........................................        $   3         $   6
                                                                                            =====         =====


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            JUNE 30,
                                                                             2000      DECEMBER 31,
                                                                          (UNAUDITED)     1999
                                                                          ----------    ----------
                                                                            MILLIONS OF DOLLARS
PROPERTY, PLANT AND EQUIPMENT
   Gas distribution and pipeline ...................................        $1,436        $1,378
   Other ...........................................................            26            68
                                                                            ------        ------
        Total ......................................................         1,462         1,446
   Less accumulated depreciation ...................................           175           142
                                                                            ------        ------
        Net of accumulated depreciation ............................         1,287         1,304
   Construction work in progress ...................................            51            47
                                                                            ------        ------
        Net property, plant and equipment ..........................         1,338         1,351
                                                                            ------        ------

INVESTMENTS ........................................................            39            38
                                                                            ------        ------

GOODWILL (net of accumulated amortization: 2000 - $61; 1999 - $50) .           798           809
                                                                            ------        ------

CURRENT ASSETS
   Cash and cash equivalents .......................................             3             6
   Accounts receivable (net of allowance for uncollectible accounts:
      2000 - $7; 1999 - $8) ........................................           648           391
   Energy marketing risk management assets .........................         1,141           581
   Inventories - at average cost:
      Materials and supplies .......................................            11            12
      Gas stored underground .......................................           102            93
   Deferred income taxes ...........................................            27            29
   Other current assets ............................................            61            16
                                                                            ------        ------
        Total current assets .......................................         1,993         1,128
                                                                            ------        ------

OTHER ASSETS

   Energy marketing risk management assets .........................           139            27
   Regulatory assets ...............................................            49            45
   Deferred income taxes ...........................................            10            19
   Deferred debits .................................................             8            16
                                                                            ------        ------
        Total other assets .........................................           206           107
                                                                            ------        ------

        Total ......................................................        $4,374        $3,433
                                                                            ======        ======

  See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                   JUNE 30,
                                                                                    2000         DECEMBER 31,
                                                                                 (UNAUDITED)        1999
                                                                                 -----------     -----------
                                                                                     MILLIONS OF DOLLARS

CAPITALIZATION
  Common stock (par value - $.01 per share):
     Authorized shares - 100,000,000
     Outstanding shares - 451,000 .........................................       $    --        $    --
  Paid in capital .........................................................         1,014          1,016
  Deficit .................................................................           (18)           (51)
                                                                                   ------         ------
       Total common stock equity ..........................................           996            965
  Preferred stock .........................................................            75             75
  TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated debentures of
     TXU Gas Company ......................................................           147            147
  Advances from parent ....................................................           396            385
  Long-term debt, less amounts due currently ..............................           551            551
                                                                                   ------         ------
       Total capitalization ...............................................         2,165          2,123
                                                                                   ------         ------

CURRENT LIABILITIES
  Notes payable - banks ...................................................             1              1
  Accounts payable:
     Parent and affiliates ................................................            14             36
     Other ................................................................           566            280
  Energy marketing risk management liabilities ............................         1,076            525
  Interest and taxes accrued ..............................................            34             86
  Other current liabilities ...............................................            83             80
                                                                                   ------         ------
       Total current liabilities ..........................................         1,774          1,008
                                                                                   ------         ------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Accumulated deferred income taxes and investment tax credits ............            13             13
  Pensions and other postretirement benefits ..............................           150            153
  Energy marketing risk management liabilities ............................           151             12
  Other deferred credits and noncurrent liabilities .......................           121            124
                                                                                   ------         ------
       Total deferred credits and other noncurrent liabilities ............           435            302
                                                                                   ------         ------

CONTINGENCIES (Note 5)

       Total ..............................................................        $4,374         $3,433
                                                                                   ======         ======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       BUSINESS

         TXU Gas Company (TXU Gas) is an integrated natural gas company engaged in the purchase, transmission and distribution of natural gas and energy marketing. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission and distribution of natural gas; energy services; and telecommunications and other businesses primarily in the United States (US), Europe and Australia.

         TXU Gas recently sold or is selling certain assets that no longer align with its long-term strategy. In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for $105 million resulting in a pre-tax gain of $53 million ($34 million after-tax).

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared on the same basis as those in its 1999 Form 10-K and, in the opinion of management, all adjustments (constituting only normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the condensed consolidated financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

         There were no items impacting comprehensive income for the periods reported; therefore, comprehensive income is the same as net income.

3.       CAPITALIZATION

         TXU GAS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS (TRUST SECURITIES) - At June 30, 2000, a statutory business trust, TXU Gas Capital I, had $147 million of floating rate Trust Securities outstanding. Distributions on these Trust Securities are payable quarterly at an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At June 30, 2000, TXU Gas had two interest rate swap agreements with respect to floating rate Trust Securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

4.       REGULATION AND RATES

         TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $1 million in annualized revenue increases, exclusive of changes in gas costs, has been granted in 2000 in addition to about $7.5 million granted in 1999. Rate cases supporting $9 million in annualized revenue increases were pending in 39 cities as of June 30, 2000. Additionally, an appeal to the Railroad Commission of Texas (RRC) of actions taken by three cities in the Dallas Distribution System seeks to recover $9 million in annualized revenue deficiencies. A decision on this matter is expected in the fourth quarter of 2000. Additional rate cases have been filed subsequent to June 30, 2000 seeking to recover $8 million in revenue deficiencies.

         In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requested a general increase in annual revenues of approximately $20 million. In June 2000, the RRC issued a final ruling on TXU Lone Star Pipeline's requested gate rate increase that denied the increase and results in a $1.5 million reduction in the city gate rate, but granted certain changes to its tariff structure between demand and commodity rates which should stabilize its revenues. On July 12, 2000, TXU Lone Star Pipeline filed with the RRC a motion for rehearing concerning its final ruling. TXU Lone Star Pipeline is unable to predict the outcome of the motion for rehearing.

5.       CONTINGENCIES

         In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation (EEX), formerly Enserch Exploration, Inc., TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B.
K. Irani and sought to represent a certain class of purchasers of common stock of EEX. In December 1998, the United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund ET AL. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick
S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. The parties to the Consolidated Action entered into an agreement that TXU Gas expects to form the basis of the settlement of this litigation, subject to the completion of confirmatory discovery by the plaintiffs and approval of the Court. The terms of this agreement required TXU Gas to pay $5 million into escrow.

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

         In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas and TXU Energy Trading Company, a wholly-owned subsidiary (TXU Energy Trading). Quinque and the other named plaintiffs sought to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas and TXU Energy Trading are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Energy Trading believe these claims are without merit and intend to vigorously defend this suit.

         FINANCIAL GUARANTEES - TXU Gas and/or its subsidiaries are the guarantor on various commitments and obligations of others in an aggregate amount of $9 million at June 30, 2000. TXU Gas is exposed to loss in the event of nonperformance by other parties. However, TXU Gas does not anticipate nonperformance by the counterparties.

         GENERAL - In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

6.       SEGMENT INFORMATION

         TXU Gas has two reportable operating segments:

         (1) GAS PIPELINE AND DISTRIBUTION - operations involving the purchase, transmission and distribution of natural gas in Texas; and

         (2) ENERGY MARKETING - operations involving the purchasing and selling of natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada.

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                       -------------------         ----------------------
                                                                        2000          1999           2000           1999
                                                                       ------         ----         -------        -------
TRADE REVENUES --
    Gas Pipeline and Distribution..............................        $  154         $145         $  481         $  438
    Energy Marketing ..........................................         1,184          543          2,207          1,345
    Other......................................................            --            2             --              3
                                                                       ------         ----         ------         ------
         Consolidated .........................................        $1,338         $690         $2,688         $1,786
                                                                       ======         ====         ======         ======

AFFILIATED REVENUES --
    Gas Pipeline and Distribution .............................        $    3         $  5         $    8         $   10
    Energy Marketing ..........................................            (1)           1             (2)             1
    Eliminations...............................................            (2)          (6)            (6)           (11)
                                                                       ------         ----         ------         ------
         Consolidated .........................................        $   --         $ --         $   --         $   --
                                                                       ======         ====         ======         ======

NET INCOME (LOSS) --
    Gas Pipeline and Distribution .............................        $   19         $(17)        $   57         $    9
    Energy Marketing ..........................................            (7)          (9)           (12)           (16)
    Other.....................................................             (5)          (7)           (12)           (14)
                                                                       ------         ----         ------         ------
         Consolidated .........................................        $    7         $(33)        $   33         $  (21)
                                                                       ======         ====         ======         ======

INDEPENDENT ACCOUNTANTS' REPORT

TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of June 30, 2000, and the related condensed statements of consolidated operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of TXU Gas management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Gas as of December 31, 1999, and the related statements of consolidated operations, comprehensive loss, cash flows and common stock equity for the year then ended (not presented herein); and in our report dated February 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE  LLP

Dallas, Texas
August 7, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

         TXU Gas Company (TXU Gas) recently sold or is selling certain assets that no longer align with its long-term strategy. In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for $105 million resulting in a pre-tax gain of $53 million ($34 million after-tax).

         Although the price of natural gas has increased significantly in 2000, the city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas and provides for full recovery of the actual cost of gas delivered.

RESULTS OF OPERATIONS

OVERVIEW

THREE MONTHS ENDED JUNE 30, 2000

         For the three months ended June 30, 2000, TXU Gas had net income of $7 million compared with a net loss of $33 million for the three months ended June 30, 1999. Results for the second quarter of 2000 reflect the $34 million after-tax gain related to the sale of substantially all of the gas processing assets and improved gas distribution and energy marketing results.

         Operating revenues for the second quarter of 2000 increased by $648 million and energy purchased for resale increased by $642 million from the 1999 period as a result of trading activities in the Energy Marketing segment. Trading revenues and energy purchased for resale costs reflect somewhat higher volumes, but the increases were primarily the result of a significant increase in the price for natural gas over the prior-year period. Higher operation and maintenance expenses in the Energy Marketing segment were more than offset by cost reductions for gas distribution and other corporate operation and maintenance expenses, reduced gas processing expenses following the sale and favorable resolution of several outstanding claims. The effective income tax rate for both periods was affected by non-deductible amortization of goodwill.

SIX MONTHS ENDED JUNE 30, 2000

         For the six months ended June 30, 2000, TXU Gas had net income of $33 million compared to a net loss of $21 million for the six months ended June 30, 1999. The better results for the first six months of 2000 were attributable to the $34 million gain on the sale of the processing assets as well as improved gas distribution and energy marketing results.

         Operating revenues for the first six months of 2000 increased by $902 million and energy purchased for resale increased by $875 million from the 1999 period as a result of trading activities in the Energy Marketing segment. Trading revenues and energy purchased for resale costs increased for the same reasons mentioned above for the second quarter. Higher operation and maintenance expenses in the Energy Marketing segment were more than offset by cost reductions for gas distribution and other corporate operation and maintenance expenses and the favorable resolution of several outstanding claims. The effective income tax rate for both periods was affected by non-deductible amortization of goodwill.

SEGMENTS

         Revenues and net income by operating segment are shown in Note 6 to the Financial Statements.

GAS PIPELINE AND DISTRIBUTION

SEGMENT HIGHLIGHTS

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                JUNE 30,
                                                             ------------------         ----------------
                                                             2000          1999          2000       1999
                                                             ----          ----          ----       ----
Gas distribution:
    Sales volumes (billion cubic feet - Bcf).........          19            17            68         69
    Margin (millions) ...............................        $ 57          $ 56          $179       $169
Pipeline transportation:
    Transportation volumes (Bcf) ....................         133           131           274        271
    Revenues (millions) .............................        $ 24          $ 24          $ 59       $ 62
Heating degree days (% of normal) ...................          79%           53%           64%        73%

         For the three months ended June 30, 2000, the Gas Pipeline and Distribution segment had net income of $19 million compared with a net loss of $17 million for the three months ended June 30, 1999. Improved results for the 2000 period were due to the $34 million after-tax gain related to the sale of the processing assets and cost reductions in gas distribution operations.

         For the six months ended June 30, 2000, the segment had net income of $57 million compared with net income of $9 million for the comparable 1999 six-month period. Results for the 2000 six-month period reflect the gain on sale of gas processing assets, improved margins and cost reductions in gas distribution operations and higher gas processing margins.

ENERGY MARKETING

SEGMENT HIGHLIGHTS

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            JUNE 30,            JUNE 30,
                                                      ------------------    ----------------
                                                       2000         1999      2000      1999
                                                       ----         ----      ----      ----
Trading and marketing volumes:
     Gas (Bcf).................................         306          241       626       592
     Electric (gigawatt-hours-GWh).............       6,836          773    10,540     1,830

         The Energy Marketing segment had a net loss of $7 million for three months ended June 30, 2000 compared with a net loss of $9 million for the three months ended June 30, 1999. The improvement in results was primarily due to improved margins which more than offset increased operation and maintenance expenses. Energy Marketing segment margins increased from $1 million in the 1999 period to $21 million in the 2000 period while operation and maintenance expenses increased from $14 million in the 1999 period to $28 million in the 2000 period. The increase in operation and maintenance expenses reflects costs of developing infrastructure capabilities in preparation for the opening of the Texas electricity market to competition in 2002 and severance and other costs in connection with the relocation of energy trading operations to Dallas.

         For the six months ended June 30, 2000, the segment had a net loss of $12 million, reflecting improvement from the net loss of $16 million for the prior six-month period. Energy Marketing segment margins increased from $6 million in the 1999 period to $30 million in the 2000 period. Operation and maintenance expenses increased from $28 million in the 1999 period to $44 million in the 2000 period for the reasons discussed above.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2000 were $38 million compared with $35 million for the same period last year. Changes in operating assets and liabilities required $64 million for the first six months of 2000 compared with $40 million for the same period in 1999.

         Cash flows of $5 million were used in financing activities in the first six months of 2000 compared with cash flows provided by financing activities of $75 million for the first six months of 1999.

         Cash flows provided by investing activities for the six months ended June 30, 2000 were $39 million compared with cash flows used of $71 million for the six months ended June 30, 1999. The sale of substantially all of TXU Gas' natural gas processing assets provided $105 million in the second quarter of 2000. Construction expenditures were $64 million and $71 million for the first six months of 2000 and 1999, respectively.

         Cash flows required by discontinued operations were $11 million in the first six months of 2000 compared with cash flows provided of $7 million during the first six months of 1999.

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

CHANGES IN ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as extended and amended, is effective for TXU Gas beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. TXU Gas is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation (EEX), formerly Enserch Exploration, Inc., TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B.
K. Irani and sought to represent a certain class of purchasers of common stock of EEX. In December 1998, the United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund ET AL. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick
S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represents a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. The parties to the Consolidated Action entered into an agreement that TXU Gas expects to form the basis of the settlement of this litigation, subject to the completion of confirmatory discovery by the plaintiffs and approval of the Court. The terms of this agreement required TXU Gas to pay $5 million into escrow.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits filed as a part of Part II are:

      15 Letter from independent accountants as to unaudited interim financial information

      27  Financial Data Schedules

      99 Condensed Statements of Consolidated Operations - Twelve Months Ended June 30, 2000 and 1999

    (b)   Reports on Form 8-K filed since March 31, 2000:

          None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  TXU GAS COMPANY

                                                  By  /s/ Jerry W. Pinkerton
                                                    --------------------------
                                                        Jerry W. Pinkerton
                                                         Vice President,
                                                   Principal Accounting Officer



                                        By        /s/ Gaylene M. McMahon
                                                    --------------------------
                                                        Gaylene M. McMahon
                                                            Controller

Date:  August 10, 2000