Form 10-Q
period 2000-09-30
TXU GAS CO
filed 2000-11-13
CIK 33015

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                     -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                  -------------

                          Commission File Number 1-3183

                                 TXU GAS COMPANY


       A Texas Corporation                    I.R.S. Employer Identification
                                                     No. 75-0399066



            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                                  -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

COMMON STOCK OUTSTANDING AT NOVEMBER 10, 2000: 451,000 shares, par value $0.01 per share.

--------------------------------------------------------------------------------

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----

                ITEM 1.  FINANCIAL STATEMENTS

                      Condensed Statements of Consolidated Operations --
                      Three and Nine Months Ended September 30, 2000 and 1999..................      3

                      Condensed Statements of Consolidated Cash Flows --
                      Nine Months Ended September 30, 2000 and 1999............................      4

                      Condensed Consolidated Balance Sheets --
                      September 30, 2000 and December 31, 1999.................................      5

                      Notes to Financial Statements............................................      7

                      Independent Accountants' Report..........................................     11

                ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS..........................................     12

                ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........     15

PART II. OTHER INFORMATION

                ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...................................     16

SIGNATURES ....................................................................................     17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                               -----------------------          ------------------
                                                                2000             1999           2000            1999
                                                                ----             ----           ----            ----
                                                                                 MILLIONS OF DOLLARS
OPERATING REVENUES........................................    $   1,622       $     952       $   4,310       $   2,738

OPERATING EXPENSES
    Energy purchased for resale...........................        1,534             856           3,921           2,368
    Operation and maintenance.............................           81              92             263             276
    Depreciation and other amortization...................           15              17              47              49
    Goodwill amortization.................................            5               5              16              16
    Taxes other than income...............................           14              13              49              49
                                                              ---------       ---------       ---------       ---------
       Total operating expenses...........................        1,649             983           4,296           2,758
                                                              ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS)...................................          (27)            (31)             14             (20)

OTHER INCOME (DEDUCTIONS) NET.............................            1              10              53               9
                                                              ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INTEREST, OTHER
    CHARGES AND INCOME TAXES..............................          (26)            (21)             67             (11)

INTEREST INCOME...........................................            4              --               4               1

INTEREST EXPENSE AND OTHER
    CHARGES...............................................          (21)            (19)            (58)            (57)
                                                              ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME
    TAXES.................................................          (43)            (40)             13             (67)

INCOME TAX EXPENSE (BENEFIT)..............................          (14)            (14)              9             (20)
                                                              ---------       ---------       ---------       ---------

NET INCOME (LOSS).........................................          (29)            (26)              4             (47)

PREFERRED STOCK DIVIDENDS.................................            1               1               3               3
                                                              ---------       ---------       ---------       ---------

NET INCOME (LOSS) APPLICABLE TO
    COMMON STOCK..........................................    $     (30)      $     (27)      $       1       $     (50)
                                                              =========       =========       =========       =========


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                          2000                    1999
                                                                                          ----                    ----
                                                                                               MILLIONS OF DOLLARS
CASH FLOWS - OPERATING ACTIVITIES
      Net income (loss)................................................................ $       4              $     (47)
      Adjustments to reconcile net income (loss) to cash used in operating activities:
          Depreciation and amortization................................................        67                     67
          Deferred income taxes - net..................................................        29                      2
          Gain from the sale of assets.................................................       (53)                   (10)
          Changes in operating assets and liabilities:
               Accounts receivable.....................................................      (437)                   128
               Inventories.............................................................       (12)                    (7)
               Accounts payable:
                   Parent and affiliates...............................................       (10)                     7
                   Other...............................................................       424                    (66)
               Interest and taxes accrued..............................................       (57)                   (11)
               Other working capital...................................................      (132)                    26
               Energy marketing risk management assets and liabilities - net...........       (25)                   (93)
               Other - net ............................................................        (7)                   (16)
                                                                                        ---------              ---------
                   Cash used in operating activities...................................      (209)                   (20)
                                                                                        ---------              ---------

CASH FLOWS - FINANCING ACTIVITIES
      Issuance of common stock.........................................................        --                    250
      Retirement of long-term debt.....................................................        --                   (150)
      Change in notes payable:
          Banks........................................................................        --                     (2)
          Parent.......................................................................       203                      1
      Cash dividends paid..............................................................        (3)                    (2)
                                                                                        ---------              ---------
                   Cash provided by financing activities...............................       200                     97
                                                                                        ---------              ---------

CASH FLOWS - INVESTING ACTIVITIES
      Construction expenditures........................................................      (123)                  (113)
      Proceeds from sale of assets.....................................................       110                     41
      Other investments................................................................        (5)                    (3)
                                                                                        ---------              ---------
                   Cash used in investing activities...................................       (18)                   (75)
                                                                                        ---------              ---------

CASH PROVIDED BY DISCONTINUED OPERATIONS ..............................................        29                      6
                                                                                        ---------              ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS................................................         2                      8

CASH AND CASH EQUIVALENTS - BEGINNING BALANCE..........................................         6                     --
                                                                                        ---------              ---------

CASH AND CASH EQUIVALENTS - ENDING BALANCE............................................. $       8              $       8
                                                                                        =========              =========


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                  SEPTEMBER 30,
                                                                                      2000                DECEMBER 31,
                                                                                   (UNAUDITED)                1999
                                                                                  -----------             -----------
                                                                                           MILLIONS OF DOLLARS
PROPERTY, PLANT AND EQUIPMENT
    Gas distribution and pipeline................................................ $     1,479             $     1,378
    Other .......................................................................          27                      68
                                                                                  -----------             -----------
          Total..................................................................       1,506                   1,446
    Less accumulated depreciation................................................         190                     142
                                                                                  -----------             -----------
          Net of accumulated depreciation........................................       1,316                   1,304
    Construction work in progress................................................          65                      47
                                                                                  -----------             -----------
          Net property, plant and equipment......................................       1,381                   1,351
                                                                                  -----------             -----------

INVESTMENTS......................................................................          41                      38
                                                                                  -----------             -----------

GOODWILL (net of accumulated amortization: 2000 - $66; 1999 - $50)...............         793                     809
                                                                                  -----------             -----------

CURRENT ASSETS
    Cash and cash equivalents....................................................           8                       6
    Accounts receivable (net of allowance for uncollectible accounts:
       2000 - $14; 1999 - $8)....................................................         785                     391
    Energy marketing risk management assets......................................       1,035                     581
    Inventories - at average cost:
       Materials and supplies....................................................           9                      12
       Gas stored underground....................................................         104                      93
    Deferred income taxes........................................................          28                      29
    Other current assets.........................................................         149                      16
                                                                                  -----------             -----------
          Total current assets...................................................       2,118                   1,128
                                                                                  -----------             -----------

OTHER ASSETS
    Energy marketing risk management assets......................................         126                      27
    Regulatory assets............................................................          48                      45
    Deferred income taxes........................................................          --                      19
    Deferred debits..............................................................           8                      16
                                                                                  -----------             -----------
          Total other assets.....................................................         182                     107
                                                                                  -----------             -----------

          Total.................................................................. $     4,515             $     3,433
                                                                                  ===========             ===========


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES

                                                                                      SEPTEMBER 30,
                                                                                          2000              DECEMBER 31,
                                                                                       (UNAUDITED)             1999
                                                                                        ---------            ---------
                                                                                              MILLIONS OF DOLLARS
CAPITALIZATION
      Common stock (par value - $.01 per share):
      Authorized shares - 100,000,000
      Outstanding shares - 451,000....................................................  $      --            $     --
   Paid in capital....................................................................      1,013                1,016
   Deficit  ..........................................................................        (47)                 (51)
                                                                                        ---------            ---------
         Total common stock equity....................................................        966                  965
   Preferred stock....................................................................         75                   75
   TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated debentures of TXU Gas
      Company.........................................................................        147                  147
   Advances from parent...............................................................        602                  385
   Long-term debt, less amounts due currently.........................................        551                  551
                                                                                        ---------            ---------
         Total capitalization.........................................................      2,341                2,123
                                                                                        ---------            ---------

CURRENT LIABILITIES
   Notes payable - banks..............................................................          1                    1
   Accounts payable:
      Parent and affiliates...........................................................         26                   36
      Other ..........................................................................        704                  280
   Energy marketing risk management liabilities.......................................        951                  525
   Interest and taxes accrued.........................................................         26                   86
   Other current liabilities..........................................................         74                   80
                                                                                        ---------            ---------
         Total current liabilities....................................................      1,782                1,008
                                                                                        ---------            ---------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
   Accumulated deferred income taxes and investment tax credits.......................         19                   13
   Pensions and other postretirement benefits.........................................        147                  153
   Energy marketing risk management liabilities.......................................        114                   12
   Other deferred credits and noncurrent liabilities..................................        112                  124
                                                                                        ---------            ---------
         Total deferred credits and other noncurrent liabilities......................        392                  302
                                                                                        ---------            ---------

CONTINGENCIES (Note 5)



         Total........................................................................  $   4,515            $   3,433
                                                                                        =========            =========


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.          BUSINESS

            TXU Gas Company (TXU Gas) is an integrated natural gas company engaged in the purchase, transmission, distribution and sale of natural gas and energy marketing. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is engaged in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; energy services; and telecommunications and other businesses primarily in the United States (US), Europe and Australia.

            TXU Gas has sold certain assets that no longer align with its long-term strategy. In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for $105 million resulting in a pre-tax gain of $53 million ($34 million after-tax).

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

            CHANGES IN ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Gas beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value.

            The process relating to implementation of SFAS No. 133 has been ongoing since July 1999. To date, all derivatives within TXU Gas have been identified pursuant to SFAS No. 133 requirements. TXU Gas is in the process of designating, documenting and assessing hedging relationships, the majority of which are expected to result in cash-flow hedges, which will require TXU Gas to record derivative assets or liabilities at fair value on its statement of financial position with an offset in Other Comprehensive Income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings. TXU Gas accounts for its trading activities on a mark-to-market basis, which, for the most part, will not be affected by the implementation of SFAS No. 133.

            TXU Gas continues to evaluate the impact of SFAS No. 133, as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment on TXU Gas' financial position and results of operations has yet to be determined.

3.          CAPITALIZATION

            TXU GAS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS (TRUST SECURITIES) - At September 30, 2000, a statutory business trust, TXU Gas Capital I, had $147 million of floating rate Trust Securities outstanding. Distributions on these Trust Securities are payable quarterly at an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At September 30, 2000, TXU Gas had two interest rate swap agreements with respect to floating rate Trust Securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

            LONG-TERM DEBT - On October 17, 2000, TXU Gas issued $200 million aggregate principal amount of Putable Asset Term Securities due October 15, 2012. The securities have a fixed rate of 7-5/8% from the date of issuance through October 14, 2002. TXU Gas also assigned to a third party the right to call the securities. On October 15, 2002, the securities will be either mandatorily tendered to and purchased by the callholder or mandatorily redeemed by TXU Gas. If the callholder chooses to purchase the securities, TXU Gas may elect to have the securities remarketed for a floating rate period of up to one year, in which case the callholder must purchase the securities at the end of the floating rate period. If the callholder exercises its right to call the securities on October 15, 2002, or at the end of the floating rate period if applicable, the securities will be remarketed at a fixed rate for a ten year period. If the callholder does not purchase the securities on October 15, 2002, TXU Gas will be required to redeem all of the securities for 100% of the aggregate principal amount outstanding plus accrued interest, if any. Proceeds from the debt issuance and the assignment of the call option were used for general corporate purposes, including among other things the repayment of advances from TXU Corp.

4.          REGULATION AND RATES

            TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $3.5 million in annualized revenue increases, exclusive of changes in gas costs, has been granted in 2000 in addition to about $7.5 million granted in 1999. Rate cases supporting $15.4 million in annualized revenue increases were pending in 52 cities as of September 30, 2000. Additionally, an appeal to the Railroad Commission of Texas (RRC) of actions taken by three cities in the Dallas Distribution System seeks to recover $8 million in annualized revenue deficiencies. A proposal for decision in this matter would grant $5.1 million of this request. A final decision on this matter is expected in the fourth quarter of 2000.

            In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requested a general increase in annual revenues of approximately $20 million. In June 2000, the RRC issued a final ruling on TXU Lone Star Pipeline's requested gate rate increase that denied the increase and resulted in a $1.5 million reduction in the city gate rate, but granted certain changes to its tariff structure between demand and commodity rates which should stabilize its revenues. TXU Lone Star Pipeline and the intervenors in the proceeding filed with the RRC motions for rehearing concerning the final ruling. All motions for rehearing have been denied, and no appeals will be filed seeking further review of the RRC final ruling.

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

            FINANCIAL GUARANTEES - TXU Gas and/or its subsidiaries are the guarantor on various commitments and obligations of others in an aggregate amount of $9 million at September 30, 2000. TXU Gas is exposed to loss in the event of nonperformance by other parties. However, TXU Gas does not anticipate nonperformance by the counterparties.

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

6.          SEGMENT INFORMATION

            TXU Gas has two reportable operating segments:

            (1) GAS PIPELINE AND DISTRIBUTION - operations involving the purchase, transmission, distribution and sale of natural gas in Texas; and

            (2) ENERGY MARKETING - operations involving the purchasing and selling of natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada.

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    ------------------------        -----------------------
                                                                      2000            1999            2000            1999
                                                                    -------         --------        -------         -------
  TRADE REVENUES --
        Gas Pipeline and Distribution...............                $   148        $     146       $    629        $    584
        Energy Marketing............................                  1,474              804          3,681           2,149
        Other.......................................                     --                2             --               5
                                                                    -------         --------        -------         -------
             Consolidated...........................                $ 1,622        $     952       $  4,310        $  2,738
                                                                    =======        =========       ========        ========

  AFFILIATED REVENUES --
        Gas Pipeline and Distribution...............                $     1        $       7       $      9        $     17
        Energy Marketing............................                      2               (1)            --              --
        Eliminations................................                     (3)              (6)            (9)            (17)
                                                                    -------         --------        -------         -------
             Consolidated...........................                $    --        $      --       $     --        $     --
                                                                    =======        =========       ========        ========

  NET INCOME (LOSS) --
        Gas Pipeline and Distribution...............                $    (1)        $    (12)       $    56         $    (3)
        Energy Marketing............................                    (19)             (14)           (31)            (30)
        Other.......................................                     (9)              --            (21)            (14)
                                                                    -------         --------        -------         -------
             Consolidated...........................                $   (29)        $    (26)       $     4         $   (47)
                                                                    =======         ========        =======         =======

INDEPENDENT ACCOUNTANTS' REPORT

TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of September 30, 2000, and the related condensed statements of consolidated operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of TXU Gas management.

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

Dallas, Texas
November 10, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

            TXU Gas Company (TXU Gas) has sold certain assets that no longer align with its long-term strategy. In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for $105 million resulting in a pre-tax gain of $53 million ($34 million after-tax).

            Although the price of natural gas has increased significantly in 2000, the city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas and provides for full recovery of the actual cost of gas delivered.

RESULTS OF OPERATIONS

OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2000

            For the three months ended September 30, 2000, TXU Gas had a net loss of $29 million compared with a net loss of $26 million for the three months ended September 30, 1999. Results for the third quarter of 2000 reflect improved gas distribution and pipeline results partially offset by less favorable energy marketing results. Third quarter 1999 results included a $3 million contribution to earnings from the gas processing business sold in May 2000 and an after-tax gain of $6 million from the sale of assets.

            Operating revenues for the third quarter of 2000 increased by $670 million and energy purchased for resale increased by $678 million from the 1999 period primarily as a result of trading activities in the Energy Marketing segment. Trading revenues and energy purchased for resale reflect somewhat higher volumes, but the increases were primarily the result of a significant increase in the price of natural gas over the prior-year period. Higher operation and maintenance expenses in the Energy Marketing segment were more than offset by cost reductions for gas distribution and pipeline operations and the elimination of gas processing expenses. Gains of $10 million from the sale of assets were included in other income in the 1999 period. The effective income tax rate for both periods was affected by non-deductible amortization of goodwill.

NINE MONTHS ENDED SEPTEMBER 30, 2000

            For the nine months ended September 30, 2000, TXU Gas had net income of $4 million compared to a net loss of $47 million for the nine months ended September 30, 1999. The better results for the first nine months of 2000 were attributable to significantly improved gas distribution results and the $34 million after-tax gain related to the sale of substantially all of the gas processing assets.

            Operating revenues for the first nine months of 2000 increased by $1.6 billion and energy purchased for resale increased by $1.6 billion from the 1999 period primarily as a result of trading activities in the Energy Marketing segment. Trading revenues and energy purchased for resale increased for the same reasons mentioned above for the three-month period. Higher operation and maintenance expenses in the Energy Marketing segment were more than offset by cost reductions for gas distribution operations and reduced gas processing expenses as a result of the sale. Other income for the 2000 period included a pre-tax gain of $53 million from the sale of the gas processing assets, while other income for the 1999 period included a pre-tax gain of $10 million from the sale of other assets. The effective income tax rate for both periods was affected by non-deductible amortization of goodwill.

SEGMENTS

            Revenues and net income by operating segment are shown in Note 6 to the Financial Statements.

GAS PIPELINE AND DISTRIBUTION

SEGMENT HIGHLIGHTS

                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       ------------------------          ------------------------
                                                                          2000           1999               2000           1999
                                                                          ----           ----               ----           ----
Gas distribution:
      Sales volumes (billion cubic feet - Bcf)..................              14             13                82              82
      Margin (millions).........................................        $     66       $     49          $    245        $    218
Pipeline transportation:
      Transportation volumes (Bcf)..............................             168            155               442             426
      Revenues (millions).......................................        $     28       $     24          $     87        $     86
Heating degree days (% of normal)...............................              --             --                66%             73%

            For the three months ended September 30, 2000, the Gas Pipeline and Distribution segment had a net loss of $1 million compared with a net loss of $12 million for the three months ended September 30, 1999. Results for the 2000 period reflected improved gas distribution and pipeline margins combined with operating cost reductions.

            For the nine months ended September 30, 2000, the segment had net income of $56 million compared with a net loss of $3 million for the comparable 1999 nine-month period. Results for the 2000 nine-month period reflect improved margin and cost reductions in gas distribution operations and the gain on sale of gas processing assets.

ENERGY MARKETING

SEGMENT HIGHLIGHTS

                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       ------------------------          ------------------------
                                                                          2000           1999               2000           1999
                                                                          ----           ----               ----           ----
Trading and marketing volumes:
       Gas (Bcf)................................................             327            213               953             805
       Electric (gigawatt-hours-GWh)............................           4,358          3,522            14,898           5,352

            The Energy Marketing segment had a net loss of $19 million for the three months ended September 30, 2000 compared with a net loss of $14 million for the three months ended September 30, 1999. Results were negatively impacted by an $8 million increase in operation and maintenance expenses which more than offset a $3 million improvement in margin. The increase in operation and maintenance expenses reflects costs to prepare the trading and portfolio management operation for the opening of the Texas electricity market to competition in 2002.

            For the nine months ended September 30, 2000, the segment had a net loss of $31 million compared with a net loss of $30 million for the nine months ended September 30, 1999. A $27 million increase in margin was for the most part offset by higher operation and maintenance expenses. The increase in operation and maintenance expenses reflects costs associated with the relocation of energy trading operations to Dallas, as well as the trading and portfolio management development costs discussed above.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

            Cash flows provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2000 were $47 million compared with $12 million for the same period last year. Changes in operating assets and liabilities required $256 million for the nine months of 2000 compared with $32 million for the same period in 1999. The current year amount reflects the impact of higher fuel costs in accounts receivable and $110 million of deposits required on over-the-counter and exchange trading margin accounts.

            Cash flows of $200 million were provided by financing activities in the first nine months of 2000 compared with cash flows provided by financing activities of $97 million for the first nine months of 1999. Advances from TXU Corp. totaled $203 million during the first nine months of 2000.

            Cash flows used by investing activities for the nine months ended September 30, 2000 were $18 million compared with cash flows used by investing activities of $75 million for the nine months ended September 30, 1999. The sale of substantially all of TXU Gas' natural gas processing assets along with the sale of other assets provided $110 million in the first nine months of 2000. Construction expenditures were $123 million and $113 million for the first nine months of 2000 and 1999, respectively.

            Cash flows provided by discontinued operations were $29 million in the first nine months of 2000 compared with $6 million during the first nine months of 1999. Cash flows for the current nine-month period reflect the collection of a $42 million outstanding receivable following favorable settlement of related litigation.

            On October 17, 2000, TXU Gas issued $200 million aggregate principal amount of Putable Asset Term Securities due October 15, 2012. The securities have a fixed rate of 7-5/8% from the date of issuance through October 14, 2002. TXU Gas also assigned to a third party the right to call the securities. On October 15, 2002, the securities will be either mandatorily tendered to and purchased by the callholder or mandatorily redeemed by TXU Gas. If the callholder chooses to purchase the securities, TXU Gas may elect to have the securities remarketed for a floating rate period of up to one year, in which case the callholder must purchase the securities at the end of the floating rate period. If the callholder exercises its right to call the securities on October 15, 2002, or at the end of the floating rate period if applicable, the securities will be remarketed at a fixed rate for a ten year period. If the callholder does not purchase the securities on October 15, 2002, TXU Gas will be required to redeem all of the securities for 100% of the aggregate principal amount outstanding plus accrued interest, if any. Proceeds from the debt issuance and the assignment of the call option were used for general corporate purposes, including among other things the repayment of advances from TXU Corp.

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

CHANGES IN ACCOUNTING STANDARDS

            Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Gas beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value.

            The process relating to implementation of SFAS No. 133 has been ongoing since July 1999. To date, all derivatives within TXU Gas have been identified pursuant to SFAS No. 133 requirements. TXU Gas is in the process of designating, documenting and assessing hedging relationships, the majority of which are expected to result in cash-flow hedges, which will require TXU Gas to record derivative assets or liabilities at fair value on its statement of financial position with an offset in Other Comprehensive Income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings. TXU Gas accounts for its trading activities on a mark-to-market basis, which, for the most part, will not be affected by the implementation of SFAS No. 133.

            TXU Gas continues to evaluate the impact of SFAS No. 133, as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment on TXU Gas' financial position and results of operations has yet to be determined.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits filed as a part of Part II are:

     4 Officer's Certificate dated as of October 17, 2000, establishing the terms of the Putable Asset Term Securities.

     15 Letter from independent accountants as to unaudited interim financial information

     27   Financial Data Schedules

     99 Condensed Statements of Consolidated Operations - Twelve Months Ended September 30, 2000 and 1999

     (b)  Reports on Form 8-K filed since June 30, 2000:

               None

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         TXU GAS COMPANY




                                         By        /s/ Jerry W. Pinkerton
                                           -------------------------------------
                                                     Jerry W. Pinkerton
                                                       Vice President,
                                                 Principal Accounting Officer




                                        By        /s/ Gaylene M. McMahon
                                           -------------------------------------
                                                    Gaylene M. McMahon
                                                        Controller


Date:  November 10, 2000