Form 10-Q/A
period 2000-09-30
TXU GAS CO
filed 2000-11-15
CIK 33015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                   FORM 10-Q/A

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                     - OR -

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           ---------------------------

                          Commission File Number 1-3183

                                 TXU GAS COMPANY


A Texas Corporation                               I.R.S. Employer Identification
                                                         No. 75-0399066


            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                           ---------------------------

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


================================================================================

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

                                        TXU GAS COMPANY


                                        By   /s/ Jerry W. Pinkerton
                                          -------------------------------------
                                                  Jerry W. Pinkerton
                                                    Vice President,
                                              Principal Accounting Officer


                                        By   /s/ Gaylene M. McMahon
                                          -------------------------------------
                                                  Gaylene M. McMahon
                                                     Controller

Date:  November 15, 2000

                                  EXHIBIT INDEX

Exhibit        Description
-------        -----------

15 Letter from independent accountants as to unaudited interim financial information