Form 10-K405
period 2000-12-31
TXU GAS CO
filed 2001-03-09
CIK 33015

                     UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION

                            Washington, D.C. 20549
                   ________________________________________

                                   FORM 10-K

           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

                                    --OR--

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   ________________________________________

----------------------------------------------------------------------------------------------------------------
Commission     Exact Name of Registrant as Specified in its Charter; State of Incorporation;   I.R.S. Employer
File Number            Address of Principal Executive Offices; and Telephone Number           Identification No.
-------------  -----------------------------------------------------------------------------  ------------------
1-3183               TXU Gas Company                                                              75-0399066
                     A Texas Corporation
                     Energy Plaza, 1601 Bryan Street
                     Dallas, TX 75201-3411
                     (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
                Title of Each Class                         Which Registered
                -------------------                     ------------------------

     Depositary shares, Series F, each representing     New York Stock Exchange
     1/40 share of the Adjustable Rate Cumulative
     Preferred Stock, Series F, liquidation
     preference $1,000 per share

Securities registered pursuant to Section 12(g) of the Act:    None

                   ________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

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

Common Stock outstanding at March 9, 2001: 451,000 shares, par value $0.01 per share.
                   ________________________________________

                  DOCUMENTS INCORPORATED BY REFERENCE - None
                   ________________________________________

                               TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                                    PART I
Items 1. and 2.  BUSINESS AND PROPERTIES
                    BUSINESS AND PROPERTIES..........................................................           1
                    COMPETITIVE STRATEGY.............................................................           2
                    OPERATING SEGMENTS...............................................................           2
                        Gas Pipeline And Distribution Segment........................................           3
                        Energy Marketing Segment.....................................................           7
                    ENVIRONMENTAL MATTERS............................................................           8

Item 3.          LEGAL PROCEEDINGS...................................................................           9

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................          10

                                    PART II

Item 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.................................................................          11

Item 6.          SELECTED FINANCIAL DATA.............................................................          11

Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 CONDITION AND RESULTS OF OPERATIONS.................................................          11

Item 7a.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK................................................................................          11

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................          11

Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 ACCOUNTING AND FINANCIAL DISCLOSURE.................................................          11

                                   PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT......................................          12

Item 11.         EXECUTIVE COMPENSATION..............................................................          14

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT..........................................................................          24

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................          24

                                    PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K............................................................................          25


APPENDIX A - Financial Information
APPENDIX B - TXU Gas Exhibits For 2000 Form 10-K

                                    PART I

Items 1. & 2.  BUSINESS AND PROPERTIES

                            BUSINESS AND PROPERTIES
                            -----------------------

     TXU Gas Company (TXU Gas) is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas and wholesale and retail marketing of natural gas and electricity throughout the United States (US) and parts of Canada. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications and other businesses in the US, Europe and Australia. Additional information concerning subsidiaries and divisions of TXU Gas follows. TXU Gas and its subsidiaries possess all necessary franchises, licenses and certificates to enable them to conduct their respective businesses.

     At December 31, 2000, TXU Gas and its direct and indirect wholly-owned subsidiaries had 1,277 full-time employees.

Merger with TXU Corp.

     On August 5, 1997 (Acquisition Date), the merger transactions involving the former Texas Utilities Company, now known as TXU Energy Industries Company, a wholly-owned subsidiary of TXU Corp., and TXU Gas were completed. TXU Corp. accounted for its acquisition of TXU Gas as a purchase. Purchase accounting adjustments, including goodwill, were pushed down and are reflected in the financial statements of TXU Gas and its subsidiaries.

Business of TXU Gas

     TXU Gas owns a five-building office complex in Dallas, containing approximately 453,000 square feet of space that is occupied by TXU Gas and certain of its affiliates. TXU Gas conducts its major business operations through the following divisions and subsidiaries:

     TXU Lone Star Pipeline, a partially rate-regulated division of TXU Gas, owns and operates interconnected natural gas transmission lines, seven underground storage reservoirs, 22 compressor stations and related properties, all within Texas. With a system consisting of approximately 7,200 miles of transmission and gathering pipelines in Texas, TXU Lone Star Pipeline is one of the largest pipelines in the US. Through these facilities, it transports natural gas to distribution systems of TXU Gas Distribution and other customers. Rates for the services provided to TXU Gas Distribution are regulated by the Railroad Commission of Texas (RRC), while rates for services to other customers are generally established by competitively negotiated contracts. The natural gas transmission and distribution lines of TXU Lone Star Pipeline and TXU Gas Distribution have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

     TXU Gas Distribution is one of the largest natural gas distribution companies in the US and the largest in Texas and provides service through over 25,000 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.4 million residential, commercial and industrial customers in approximately 560 cities and towns, including the 11-county Dallas-Fort Worth Metroplex. TXU Gas Distribution also transports natural gas to end users within its distribution system as market opportunities require. The distribution service rates that TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served with the RRC having appellate jurisdiction. The majority of TXU Gas Distribution's residential and commercial gas customers use natural gas for heating, and their needs are directly affected by the mildness or severity of the heating season. However, approximately 79% of TXU Gas Distribution's residential and commercial volumes are subject to weather normalization adjustments which allow rates to be adjusted to reflect warmer- or colder-than-normal weather during the winter months, reducing the impact of variations in weather on TXU Gas Distribution's earnings. Sales to electric-generation customers are affected by the mildness or severity of both cooling and heating seasons.

     TXU Energy Trading Company (TXU Energy Trading), a wholly-owned subsidiary of TXU Gas, is a wholesale and retail marketer of natural gas and electricity throughout the US and parts of Canada. Its primary natural gas markets, both retail and wholesale, are in Texas, the Northeast, the Midwest and the West Coast. TXU Energy Trading's marketing activities typically consist of (i) contracting to purchase specific volumes of natural gas from producers, pipelines and other suppliers at various points of receipt, (ii) aggregating natural gas supplies and arranging for the transportation of these natural gas supplies, (iii) negotiating to sell specific volumes of natural gas over a specified period of time to other wholesale marketers and end users, (iv) trading natural gas volumes to optimize storage facilities and other asset management strategies and (v) providing related risk-management services to its customers. TXU Energy Trading makes physical and financial sales of electricity in the wholesale markets throughout the US excluding the area of the Electric Reliability Council of Texas (ERCOT).


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


                              OPERATING SEGMENTS
                              ------------------

     TXU Gas has two reportable operating segments:

     (1) Gas Pipeline and Distribution - operations involving the purchase, transmission, distribution and sale of natural gas in Texas (primarily TXU Lone Star Pipeline and TXU Gas Distribution);

     (2) Energy Marketing - operations involving purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada (primarily TXU Energy Trading); and

     Other - non-segment operations.

     Financial information required hereunder is set forth in Note 12 to the Financial Statements.

                     GAS PIPELINE AND DISTRIBUTION SEGMENT

GENERAL

Operating Statistics

                                                                                         Year Ended
                                                                                        December 31,
                                                                                  ------------------------
                                                                                    2000     1999     1998
                                                                                  ------   ------   ------
SALES VOLUMES
 Gas distribution (billion cubic feet -- Bcf):
   Residential.................................................................       83       68       77
   Commercial..................................................................       51       45       49
   Industrial and electric generation..........................................        4        4        4
                                                                                  ------   ------   ------
     Total gas distribution....................................................      138      117      130
                                                                                  ======   ======   ======
 Pipeline transportation (Bcf).................................................      601      551      599

OPERATING REVENUES (millions of dollars)
 Gas distribution:
   Residential.................................................................   $  616   $  402   $  437
   Commercial..................................................................      318      212      225
   Industrial and electric generation..........................................       28       20       20
                                                                                  ------   ------   ------
     Total gas distribution....................................................      962      634      682
 Pipeline transportation.......................................................      123      116      121
 Other revenues, less intra-segment eliminations...............................       22      113       51
                                                                                  ------   ------   ------
     Total operating revenues..................................................   $1,107   $  863   $  854
                                                                                  ======   ======   ======
GAS DISTRIBUTION CUSTOMERS
 (end of year - in thousands)..................................................    1,438    1,407    1,379

HEATING DEGREE DAYS (% of normal)..............................................       95%      70%      89%



     Gas Distribution Peaking -- TXU Gas Distribution estimates its peak-day availability of natural gas supply from its long-term contracts, short-term contracts and withdrawals from underground storage to be in excess of 2.2 Bcf. Daily spot contracts raise this availability level to meet additional peak-day needs.

     During 2000, the average daily demand of TXU Gas Distribution's residential and commercial customers was 0.3 Bcf. TXU Gas Distribution's greatest daily demand in 2000 was on December 12, when the arithmetic-mean temperature was 24 degrees Fahrenheit and sales to its customers reached 2.1 Bcf.

     Gas Supply -- TXU Gas Distribution's natural gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and natural gas in storage. The total available natural gas supply as of January 1, 2001 was 143 Bcf, which is approximately equal to TXU Gas Distribution's purchases during 2000. Of this total, 35 Bcf are specific reserves and 28 Bcf are working gas in storage. Management has calculated that 80 Bcf are committed to TXU Gas Distribution under natural gas supply contracts not related to specific reserves or fields. In 2000, TXU Gas Distribution's natural gas requirements were purchased from approximately 155 independent producers, marketers and pipeline companies.

     TXU Gas Distribution has sufficient storage working gas capacity and natural gas in storage to meet its peak-day requirements. TXU Gas Distribution utilizes the services of seven natural gas storage fields owned by TXU Lone Star Pipeline, all of which are located in Texas. These fields have an optimal working gas capacity of 43.7 Bcf and a storage withdrawal capacity of up to 1.3 Bcf per day.

     TXU Gas Distribution has historically maintained a contractual right to curtail individual load, which is designed to achieve the highest load factor possible in the use of the pipeline system while ensuring continuous and uninterrupted service to residential and commercial customers. Under the program, industrial customers negotiate their own rates and relative priorities of service. Interruptible service contracts include the right to curtail natural gas deliveries up to 100% according to a priority plan. The last sales curtailment for TXU Gas Distribution occurred in 1990 and lasted only 30 hours.

     Estimates of natural gas supplies and reserves are not necessarily indicative of TXU Gas Distribution's ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering and transmission systems, the duration and severity of cold weather, the availability of natural gas reserves from its suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities. Curtailment rights provide TXU Gas Distribution flexibility to meet the human-needs requirements of its customers on a firm basis. Priority allocations and price limitations imposed by federal and state regulatory agencies, as well as other factors beyond the control of TXU Gas Distribution, may affect its ability to meet the demands of its customers.

     TXU Gas Distribution buys natural gas under long-term and short-term intrastate contracts in order to ensure reliable supply to its customers. Many of these contracts require minimum purchases of natural gas. The estimated natural gas demand, which assumes normal weather conditions, significantly exceeds the minimum purchase obligations of these contracts for the year 2001 and thereafter.

     The TXU Gas Distribution supply program is designed to contract for new supplies of natural gas and to recontract targeted expiring sources. In addition to being heavily concentrated in the established natural gas-producing areas of central, northern and eastern Texas, TXU Lone Star Pipeline's intrastate pipeline system also extends into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation's remaining onshore natural gas reserves. TXU Lone Star Pipeline's pipeline system provides access to all of these basins. TXU Lone Star Pipeline is well situated to receive large volumes into its system at the major hubs, such as Katy and Waha, as well as from storage facilities where TXU Gas Distribution maintains high delivery capabilities.

REGULATION AND RATES

     TXU Gas Distribution and TXU Lone Star Pipeline are wholly intrastate in character and perform distribution utility operations and pipeline transportation services, respectively, in the State of Texas subject to regulation by municipalities in Texas and the RRC. The RRC regulates the charge for the transportation of natural gas by TXU Lone Star Pipeline to TXU Gas Distribution's distribution systems for sale to TXU Gas Distribution's residential and commercial consumers. TXU Lone Star Pipeline owns no certificated interstate transmission facilities subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act, has no sales for resale under the rate jurisdiction of the FERC and does not perform any transportation service that is subject to FERC jurisdiction under the Natural Gas Act.

     The city gate rate for the cost of natural gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of natural gas delivered, including out-of-period costs such as natural gas purchase contract settlement costs. The distribution service rates TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jurisdiction.

     TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $19.8 million in annualized revenue increases, exclusive of changes in natural gas costs, was granted in 2000 in addition to about $7.5 million granted in 1999 and $2.5 million granted in 1998. Rate cases supporting $18.5 million in annualized revenue increases were filed in 178 cities as of March 2, 2001.

     Weather normalization adjustment clauses have been approved by 320 cities served by TXU Gas Distribution, representing 79% of TXU Gas Distribution's residential and commercial sales volumes. These clauses allow rates to be adjusted to reflect the impact of warmer- or colder-than-normal weather during the winter months, reducing the impact of variations in weather on TXU Gas Distribution's earnings.

     TXU Gas Distribution's sales to industrial customers are provided under rates reflected in standard rate schedules and contracts. Transportation services to industrial and electric-generation customers are provided under competitively negotiated contracts. Industrial customers also have standard rate schedules for transportation services. Regulatory authorities in Texas have jurisdiction to revise, review and regulate rates to industrial and electric-generation customers but, historically, have not actively exercised this jurisdiction because of the existing competitive market. Sales contracts with these customers permit automatic adjustment on a monthly basis for the full amount of increases or decreases in the cost of natural gas.

     In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for natural gas transported for subsequent distribution to residential and commercial customers. The filing requested a general increase in annual revenues of approximately $20 million. In June 2000, the RRC issued a final ruling on TXU Lone Star Pipeline's requested gate rate increase that denied the increase and resulted in a $1.5 million reduction in the city gate rate, but granted favorable changes to its tariff structure.

COMPETITION

     Customer sensitivity to energy prices and the availability of competitively priced natural gas in the non-regulated markets continue to cause competition in the electric-generation and industrial-user markets. Natural gas faces varying degrees of competition from electricity, coal, natural gas liquids, oil and other refined products throughout TXU Gas Distribution's service territory. Pipeline systems of other companies, both intrastate and interstate, extend into or through the areas in which TXU Gas Distribution's markets are located, creating competition from other sellers of natural gas. As developments in the energy industry point to a continuation of these competitive pressures, TXU Gas Distribution intends to maintain its focus on customer service and the creation of new services for its customers in order to remain its customers' supplier of choice.

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

                           ENERGY MARKETING SEGMENT

GENERAL

Operating Statistics


                                                                                Years Ended
                                                                                December 31,
                                                                  -------------------------------------
                                                                     2000           1999           1998
                                                                  -------         ------        -------
SALES VOLUMES
   Gas (Bcf)..............................................          1,242          1,102          1,115
   Electric (gigawatt-hours - GWh)........................         21,917          6,544         16,268

OPERATING REVENUES (millions of dollars)..................        $ 5,430         $2,991        $ 3,207

     The Energy Marketing segment's primary natural gas markets, both retail and wholesale, are in Texas, the Northeast, the Midwest and the West Coast. TXU Energy Trading engages in the physical and financial purchase and sale of electricity in the wholesale markets throughout the US and is responsible for the evaluation of upstream and downstream assets to expand its energy portfolio within regions outside of Texas. After electric industry restructuring in Texas, TXU Energy Trading will be responsible for selling all power from TXU Corp.'s North American generation units, managing its fuel consumption and procurement needs and meeting the energy supply needs of TXU Corp.'s retail operations, third party retail electric providers and other wholesale end-use customers.

     In the course of providing comprehensive energy products and services to its diversified client base, TXU Energy Trading engages in energy price risk management activities. In addition to the purchase and sale of physical commodities, TXU Energy Trading enters into futures contracts; swap agreements, where settlement is based on the difference between a fixed and floating (index based) price for the underlying commodity; exchange traded options; over-the-counter options, which are settled in cash or in the physical delivery of the underlying commodity; exchange-of-futures-for-physical transactions; energy exchange transactions; storage activities; and other contractual arrangements. TXU Energy Trading may buy and sell certain of these instruments to manage its exposure to price risk from existing contractual commitments as well as other energy-related assets and liabilities. It may also enter into contracts to take advantage of arbitrage opportunities. In order to manage its exposure to the price risk associated with these instruments, TXU Energy Trading has established trading policies and limits and revalues its exposures daily against these benchmarks utilizing integrated energy systems to capture, value and understand the portfolio risks. TXU Energy Trading also periodically reviews these policies to ensure they are responsive to changing market and business conditions.

     TXU Energy Trading actively manages the risks associated with trading and asset management. A multi-dimensional approach to risk management is taken by combining the resources of trading, credit, finance and accounting, internal audit and risk management to accomplish the risk management objectives. A risk management team meets regularly to ensure trading compliance with approved commodities, instruments, exchanges and markets. Trading risks are monitored and limits are enforced to comply with established policy requirements. Policies are set and ultimately approved within the guidelines established by TXU Gas.

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

     The activities of TXU Energy Trading continue to be developed. The strategy is to build system infrastructure and merchant trading capabilities in preparation for a deregulated electric industry in Texas and to diversify TXU Corp.'s North American energy portfolio to include business outside of Texas. TXU Energy Trading is investing in intellectual and technological capabilities to monitor, evaluate and anticipate natural gas and electric commodity market movements and monitor and evaluate supply resources and market demand. TXU Energy Trading will use these capabilities to effectively manage risks and optimize the use of TXU Corp.'s North American energy portfolio within ERCOT subsequent to the deregulation of the power industry in Texas and across the country. In addition, TXU Energy Trading is investing in the capabilities to expand its asset management and wholesale marketing business into selected regions outside of ERCOT.

     Customers -- There are no individually significant customers upon which the segment's business or results of operations are highly dependent.

                             ENVIRONMENTAL MATTERS
                             ---------------------

     TXU Gas is subject to various federal, state and local regulations dealing with air and water quality and related environmental matters.

     Air - Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air
Act), which have also been adopted by the TNRCC, are also applicable. In 1999, EPA promulgated National Emission Standards for Hazardous Air Pollutants that apply to certain TXU Gas facilities. The TNRCC has not yet been delegated the authority to enforce these standards. Any additional capital expenditures, as well as any increased operating costs associated with these new requirements, are expected to be recoverable through rates, as similar costs have been recovered in the past. The TNRCC has issued Title V Operating Permits, required by the Clean Air Act, for all facilities to which this requirement applies. TXU Gas believes that operating costs that will be incurred under operating permits, new permit fee structures, capital expenditures associated with equipment modifications to reduce emissions and any expenditures on monitoring equipment, in the aggregate, will not have a materially adverse effect on TXU Gas' financial position, results of operations or cash flows.

     In 1997, the TNRCC required some companies to submit Title V Operating Permit applications for many of their facilities, including certain TXU Gas facilities. All required Title V Operating Permit applications have been filed, and TXU Gas has received Title V Operating Permits for most of its facilities. TXU Gas anticipates the approval of pending permit applications.

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

Item 3.  LEGAL PROCEEDINGS

     In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a certain class of purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX, based upon claims of various violations of the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani and sought to represent
a certain class of purchasers of common stock of EEX.    In December 1998, the
United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represented a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. The parties to the Consolidated Action entered into an agreement that formed the basis of the settlement of this litigation, the terms of which required TXU Gas to pay $5 million as its portion of the settlement. On December 28, 2000, the Court entered an Order approving the settlement and dismissing the case.

     In July 1999, the City of Gatesville, Texas filed suit in the State District Court of Coryell County, Texas, 52nd Judicial District, against TXU Gas Distribution, TXU Gas and other TXU companies, and sought to represent a class of plaintiffs consisting of approximately 490 Texas cities, towns and other municipalities to which TXU Gas Distribution had paid municipal franchise fees over a period of twenty-five years. This case is in the early stages of discovery, and a decision on class certification has not yet been made. The complaint alleges that TXU Gas Distribution concealed information from the cities regarding its revenue data, gross receipts and related charges and fees that were subject to, but not used as a basis for determining, municipal franchise fees owed to the plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Gas Distribution believes the claims are without merit and intends to vigorously defend this suit.

     In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas (named in the litigation as ENSERCH Corporation) and TXU Energy Trading, a wholly-owned subsidiary. The suit was removed to federal court and is pending before the United States District Court for the District of Wyoming as the result of a consolidation in a pending multi-district litigation matter. A motion to remand the case back to Kansas State District Court was granted on January 16, 2001, and the case is now pending in Stevens County, Kansas. Quinque and the other named plaintiffs sought to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such natural gas since January 1, 1974. No class has been certified. The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting
in underpayments to plaintiffs.   No amount of damages has been specified in the
complaint. While TXU Gas and TXU Energy Trading are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Energy Trading believe these claims are without merit and intend to vigorously defend this suit.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required hereunder for TXU Gas is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Operations, Statements of Consolidated Comprehensive Loss, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholders' Equity and Notes to Financial Statements included in Appendix A of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       Identification of Directors, business experience and other directorships:

                                       Other Positions and              Date First Elected as
                                     Offices Presently Held                   Director               Present Principal Occupation
                                         With TXU Gas                      (Current Term             or Employment and Principal
                                     (Current Term Expires                    Expires               Business (Preceding Five Years),
    Name of Director        Age          In May, 2001)                     in May, 2001)                  Other Directorships
 -----------------------------------------------------------------------------------------------------------------------------------
David W. Biegler             54          Group President                 September 1, 1991        President of TXU Corp., Group
                                                                                                    President of TXU Electric and
                                                                                                    TXU Gas; prior thereto,
                                                                                                    President and Chief Operating
                                                                                                    Officer of TXU Corp., TXU
                                                                                                    Electric and TXU Gas; prior
                                                                                                    thereto, Chairman, President
                                                                                                    and Chief Executive Officer of
                                                                                                    TXU Gas; other directorships:
                                                                                                    TXU Electric, J.P. Morgan Chase
                                                                                                    Texas Bank and Trinity
                                                                                                    Industries, Inc. (railcars,
                                                                                                    construction materials and
                                                                                                    industrial equipment).

Barbara B. Curry             46                None                       August 5, 1997          Executive Vice President of TXU
                                                                                                    Corp.; prior thereto, Executive
                                                                                                    Vice President of TXU Business
                                                                                                    Services; prior thereto, Vice
                                                                                                    President of TXU Business
                                                                                                    Services; prior thereto,
                                                                                                    Assistant to the Chairman of TXU
                                                                                                    Corp.; other directorship: TXU
                                                                                                    Electric.

H. Jarrell Gibbs             63           Vice Chairman                   August 5, 1997          Vice Chairman of the Board of TXU
                                                                                                    Corp. and TXU Gas; prior
                                                                                                    thereto, President of TXU
                                                                                                    Electric; prior thereto, Vice
                                                                                                    President and Principal
                                                                                                    Financial Officer of TXU Corp;
                                                                                                    other directorships:  TXU
                                                                                                    Electric and TXU Europe Limited.

Michael J. McNally           46                None                       August 5, 1997          Executive Vice President and
                                                                                                    Chief Financial Officer of TXU
                                                                                                    Corp.; prior thereto, President,
                                                                                                    Transmission Division of TXU
                                                                                                    Electric; prior thereto,
                                                                                                    Principal of Enron Development
                                                                                                    Corporation; prior thereto,
                                                                                                    Managing Director of Enron
                                                                                                    Capital and Trade Resources;
                                                                                                    other directorships: TXU
                                                                                                    Electric and TXU Europe Limited.

Erle Nye                     63     Chairman of the Board and             August 5, 1997          Chairman of the Board and Chief
                                        Chief Executive                                             Executive of TXU Corp., TXU
                                                                                                    Electric and TXU Gas; prior
                                                                                                    thereto, President and Chief
                                                                                                    Executive of TXU Corp. and
                                                                                                    Chairman of the Board and Chief
                                                                                                    Executive of TXU Electric; other
                                                                                                    directorships: TXU Corp., TXU
                                                                                                    Electric and TXU Europe Limited.

Robert A. Wooldridge         63                None                       August 5, 1997          Partner in the law firm of
                                                                                                    Worsham Forsythe Wooldridge LLP.


Directors of TXU Gas receive no compensation in their capacity as Directors.

Identification of Executive Officers and business experience:

                                                                Date First Elected to
                                 Positions and Offices             Present Offices
                                     Presently Held                 (Current Term
                                 (Current Term Expires                 Expires                          Business Experience
  Name of Officer       Age          In May, 2001)                  in May, 2001)                     (Preceding Five Years)
------------------------------------------------------------------------------------------------------------------------------------
Erle Nye                 63    Chairman of the Board and           January 1, 1998         Chairman of the Board and Chief
                                    Chief Executive                                          Executive of TXU Corp., TXU Electric
                                                                                             and TXU Gas; prior  thereto, President
                                                                                             and Chief Executive of TXU Corp. and
                                                                                             Chairman of the Board and Chief
                                                                                             Executive of TXU Electric.

H. Jarrell Gibbs         63          Vice Chairman                February 16, 1998        Vice Chairman of the Board of TXU
                                                                                             Corp. and TXU Gas; prior thereto,
                                                                                             President of TXU Electric; prior
                                                                                             thereto, Vice President and Principal
                                                                                             Financial Officer of TXU Corp.

David W. Biegler         54         Group President                  May 12, 2000          President of TXU Corp., Group President
                                                                                             of TXU Electric and TXU Gas; prior
                                                                                             thereto, President and Chief Operating
                                                                                             Officer of TXU Corp., TXU Electric and
                                                                                             TXU Gas; prior thereto, Chairman,
                                                                                             President and Chief Executive Officer
                                                                                             of TXU Gas.

T. L. Baker              55            President                     May 12, 2000          President of TXU Electric, TXU Gas  and
                                                                                             TXU SESCO; prior thereto, President,
                                                                                             Electric Service Division, of TXU
                                                                                             Electric and TXU Gas Distribution;
                                                                                             prior thereto, Executive Vice
                                                                                             President of TXU Electric; prior
                                                                                             thereto, Senior Vice President of TXU
                                                                                             Electric.

M. S. Greene             55     President, TXU Lone Star          November 11, 1999        President, TXU Lone Star Pipeline and
                                        Pipeline                                             Transmission Division of TXU Electric;
                                                                                             prior thereto, Executive Vice
                                                                                             President of TXU Fuel and TXU Mining.

There is no family relationship between any of the above-named Directors and Executive Officers.

Item 11.   EXECUTIVE COMPENSATION

     TXU Gas and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:

                          SUMMARY COMPENSATION TABLE

                                             Annual Compensation                        Long-Term Compensation
                                     -----------------------------------     -------------------------------------
                                                                                         Awards           Payouts
                                                                             --------------------------  ---------
                                                              Other           Restricted    Securities                    All Other
                                                              Annual            Stock       Underlying      LTIP           Compen-
         Name and                     Salary       Bonus      Compens-           Awards       Options/      Payouts         sation
    Principal Position       Year      ($)       ($) (6)     ation ($)         ($) (7)       SARs (#)      ($) (8)         ($) (9)
--------------------------  ------  ---------  ----------  ------------      ------------  ------------  ----------     -----------
Erle Nye, (1) (11).......    2000    950,000    380,000         ---           593,750         ---          399,793         218,101
 Chairman of the Board       1999    908,333    475,000         ---           688,750         ---           61,016         184,892
 and Chief Executive of      1998    818,750    350,000         ---           541,250         ---           19,674         156,906
 the Company

H. Jarrell Gibbs (2).....    2000    537,500    150,000      69,897 (10)      273,750         ---           94,668         112,735
 Vice Chairman of the        1999    511,667    156,000     276,491           273,000         ---           24,969          94,140
 Company                     1998    443,750     97,500     142,860           210,000         ---            7,390          77,213

David W. Biegler, (3)....    2000    650,000    162,500         ---           308,750         ---                0          96,924
 Group President of the      1999    641,667    164,000         ---           310,250         ---                0          81,509
 Company                     1998    617,500    102,500         ---           244,250         ---                0         174,208

T. L. Baker (4) (11).....    2000    399,167    125,000         ---           219,500         ---           93,968          84,152
 President of the Company    1999    355,833    116,000         ---           199,250         ---           23,467          71,675
                             1998    323,083     60,000         ---           135,600         ---            8,212          62,011

M. S. Greene (5) (11)....    2000    283,333     75,000         ---           142,500         ---            6,021          59,487
 President, TXU Lone         1999    255,833     63,500         ---           122,000         ---           18,304          51,454
 Star Pipeline               1998    245,833     50,000         ---           106,250         ---            5,645          45,875

_______________

(1)  Compensation amounts represent compensation paid by TXU Corp.

(2)  Compensation amounts represent compensation paid by TXU Business Services.

(3) Mr. Biegler was elected Group President of TXU Gas effective May 12, 2000; prior thereto, he was President and Chief Operating Officer. Compensation amounts represent compensation paid by TXU Corp.

(4) Mr. Baker was elected President of TXU Gas effective May 12, 2000; prior thereto, he was President of TXU Gas Distribution. Compensation amounts represent compensation paid by TXU Electric.

(5) Mr. Greene was elected President of TXU Lone Star Pipeline effective November 11, 1999. Compensation amounts represent compensation paid by TXU Electric.

(6) Amounts reported as Bonus in the Summary Compensation Table are attributable to the named officer's participation in the Annual Incentive Plan (AIP). Elected corporate officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above are eligible to participate in the AIP. Under the terms of the AIP, target incentive awards ranging from 40% to 75% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or the maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the TXU Corp. Organization and Compensation Committee (Committee) as well as the Committee's evaluation of the participant's and TXU Corp.'s performance. One-half of each award is paid in cash and is reflected as Bonus in the Summary Compensation Table. Payment of the remainder of the award is deferred and invested under the Deferred and Incentive Compensation Plan (DICP) discussed hereinafter in footnote (7).

(7) Amounts reported as Restricted Stock Awards in the Summary Compensation Table are attributable to the named officer's participation in the Deferred and Incentive Compensation Plan (DICP). Elected corporate officers of TXU Corp. and its participating subsidiaries with the title of Vice President or above are eligible to participate in the DICP. Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each Plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. In addition, one-half of any AIP award (Incentive Award) is deferred and invested under the DICP. The Matching Awards and Incentive Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant's deferred salary, Matching Award and Incentive Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock, and the value of each unit credited to participants' accounts equals the value of a share of TXU Corp. common stock. On the expiration of the applicable maturity period (three years for Incentive Awards and five years for deferred salary and Matching Awards), the values of the participant's accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferred salary together with 6% per annum interest compounded annually. The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

     Incentive Awards and Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table for each of the last three years. As a result of these awards, undistributed Incentive Awards and Matching Awards made under the Plan in prior years, and dividends reinvested thereon, the number and market value at December 31, 2000 of such Units (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Gibbs, Biegler, Baker and Greene were 62,925 ($2,788,364), 26,816 ($1,188,284), 24,705
     ($1,094,740), 20,236 ($896,708) and 14,064 ($623,211), respectively.

(8) Amounts reported as LTIP payouts in the Summary Compensation Table are attributable to the vesting and distribution of performance based restricted stock awards under the Long-Term Incentive Compensation Plan (LTICP) and the distribution during the year of earnings on salaries previously deferred under the DICP.

     The LTICP is a comprehensive, stock-based incentive compensation plan providing for discretionary grants of common stock-based awards, including restricted stock. Outstanding awards to named executive officers vest at the end of a three year performance period and provide for an ultimate award of from 0% to 200% of the number of shares initially awarded based on TXU Corp.'s total return to shareholders over the three year period compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. Dividends on the restricted stock are reinvested in TXU Corp. common stock and are paid in cash upon release of the restricted shares. Based on TXU Corp.'s total return to shareholders over the three year period ending March 31, 2000 compared to the returns provided by the companies comprising the Standard & Poor's Electric Utility Index, Messrs. Nye, Gibbs and Baker each received 50% of the restricted shares awarded in May of 1997, which stock was valued at $380,188, $86,406 and $86,406, respectively.

     Amounts reported also include earnings distributed during the year on salaries previously deferred under the DICP for Messrs. Nye, Gibbs, Baker and Greene of $19,605, $8,262, $7,561 and $6,021, respectively.

     As a result of restricted stock awards under the LTICP, and reinvested dividends thereon, the number of shares of restricted stock and the value of such shares at December 31, 2000 held for Messrs. Nye, Gibbs, Biegler, Baker and Greene were 147,396 ($6,531,485), 32,598 ($1,444,499), 29,539
     ($1,308,947), 28,120 ($1,246,067) and 8,490 ($376,213), respectively.

     As noted, salaries deferred under the DICP are included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with these deferred salaries for 2000 and the number of shares awarded under the
     LTICP:

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                Deferred and Incentive
                               Compensation Plan (DICP)              Long-Term Incentive Compensation Plan (LTICP)
                         ---------------------------------    ------------------------------------------------------------
                                             Performance
                           Number of           or Other                                Performance
                            Shares,          Period Until      Number of Shares,     Or Other Period      Estimated Future Payouts
                         Units or Other       Maturation        Units or Other       Until Maturation    ---------------------------
          Name             Rights (#)          or Payout          Rights (#)            or Payout         Minimum (#)   Maximum (#)
---------------------    --------------    ---------------    ------------------   -------------------   ------------- -------------
Erle Nye............        4,503              5 Years              75,000               3 Years             0           150,000

H. Jarrell Gibbs....        2,607              5 Years              12,000               3 Years             0            24,000

David W. Biegler....        3,081              5 Years              10,000               3 Years             0            20,000

T. L. Baker.........        1,990              5 Years              12,000               3 Years             0            24,000

M. S. Greene........        1,422              5 Years               5,000               3 Years             0            10,000



(9) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named officer's participation in certain plans and as otherwise described hereinafter in this footnote.

     Under the TXU Thrift Plan (Thrift Plan) all eligible employees of TXU Corp. and any of its participating subsidiaries may invest up to 16% of their regular salary or wages in common stock of TXU Corp., or in a variety of selected mutual funds. Under the Thrift Plan, TXU Corp. and its participating subsidiaries match a portion of an employee's contributions in an amount equal to 40%, 50% or 60% (depending on the employee's length of service) of the first 6% of such employee's contributions. All matching amounts are invested in common stock of TXU Corp. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Gibbs, Biegler, Baker and Greene were $6,120, $5,100, $6,120, $6,120 and $6,120, respectively, during
     2000.

     TXU Corp. has a Salary Deferral Program (Program) under which each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the Program ($100,550 for the Program Year beginning April 1, 2000) may elect to defer a percentage of annual base salary, or any bonus or other special cash compensation for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. Such deferrals may be up to a maximum of 50% of the employee's annual salary and/or 100% of the employee's bonus or other special cash compensation. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the Program. Salary and bonuses deferred under the Program are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals are credited with earnings or losses based on the performance of investment alternatives selected by each participant. At the end of the applicable maturity period, the trustee for the Program distributes the deferrals and the applicable earnings in cash. The distribution is in a lump sum if the applicable maturity period is seven years. If the retirement option is elected, the distribution is made in twenty annual installments. TXU Corp. is financing the retirement option portion of the Program through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. During 2000, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Gibbs, Biegler, Baker and Greene in the amounts of $76,000, $43,000, $52,000, $31,933 and $28,333, respectively.

     Under TXU Corp.'s Split-Dollar Life Insurance Program (Insurance Program), split-dollar life insurance policies are purchased for elected corporate officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above, with a death benefit equal to four times their annual Insurance Program compensation. New participants vest in the policies issued under the Insurance Program over a six year period. TXU Corp. pays the premiums for these policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of fifteen years of participation or the participant's attainment of age sixty-five. During 2000, the economic benefit derived by Messrs. Nye, Gibbs, Biegler, Baker and Greene from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by TXU Corp. amounted to $135,981, $64,635, $38,804, $46,698 and $25,034, respectively.

(10) The amount reported for Mr. Gibbs as Other Annual Compensation for 2000 represents income taxes paid on Mr. Gibbs' behalf in connection with an extended assignment in the United Kingdom which ended in 2000. Such taxes are associated with certain benefits provided by TXU Corp. under its standard expatriate policy.

(11) TXU Corp. has entered into employment agreements with Messrs. Nye, Baker and Greene as hereinafter described in this footnote.

     Effective June 1, 2000, TXU Corp. entered into an employment agreement with Mr. Nye. The agreement provides for Mr. Nye's continued service, through June 1, 2004 (Term), as TXU Corp.'s Chairman of the Board and Chief Executive. Under the terms of the agreement, Mr. Nye will, during the Term, be entitled to a minimum annual base salary of $950,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 40,000 shares under the LTICP. The agreement also provides for the funding of the retirement benefit to which Mr. Nye will be entitled under TXU Corp.'s supplemental retirement plan in an amount determined in accordance with the standard formula under such plan. Additionally, the agreement entitles Mr. Nye to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to the greater of three times his annualized base salary and target bonus, or the total base salary and bonus he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

     TXU Corp. entered into an employment agreement with Mr. Baker effective July 1, 2000. The employment agreement provides for the continued service by Mr. Baker through June 30, 2003 (Term). Under the terms of the agreement, Mr. Baker will, during the Term, be entitled to a minimum annual base salary of $420,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 12,000 shares under the LTICP. Additionally, the agreement entitles Mr. Baker to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to the greater of three times his annual base salary and target bonus, or the total base salary and bonus he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payment.

     TXU Corp. entered into an employment agreement with Mr. Greene effective July 1, 2000. The employment agreement provides for the continued service by Mr. Greene through June 30, 2003 (Term). Under the terms of the agreement, Mr. Greene will, during the Term, be entitled to a minimum annual base salary of $300,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 5,000 shares under the LTICP. Additionally, the agreement entitles Mr. Greene to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to the greater of three times his annual base salary and target bonus, or the total base salary and bonus he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payment.

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

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                                      Number Of Securities            Value of Unexercised
                                                                     Underlying Unexercised               In-the-Money
                                                                           Options at                      Options at
                                                                       December 31, 2000               December 31, 2000
                              Shares Acquired        Value                    (#)                             ($)
                                on Exercise         Realized      ----------------------------    ----------------------------
          Name                      (#)               ($)         Exercisable    Unexercisable    Exercisable    Unexercisable
---------------------------  ------------------   ------------    ------------   -------------    ------------   -------------
Erle Nye..................           0                0                    0                0              0                0

H. Jarrell Gibbs..........           0                0                    0                0              0                0

David W. Biegler..........           0                0              129,778                0      2,598,889                0

T. L. Baker...............           0                0                    0                0              0                0

M. S. Greene..............           0                0                    0                0              0                0


     TXU Corp. and its subsidiaries maintain retirement plans (TXU Retirement
Plan) which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). Annual retirement benefits under the traditional defined benefit formula of the TXU Retirement Plan, which applied to each of the named officers, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. Amounts reported under Salary for the named officers in the Summary Compensation Table approximate earnings as defined by the TXU Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the TXU Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of February 28, 2001, years of accredited service under the TXU Retirement Plan for Messrs. Nye, Gibbs, Biegler, Baker and Greene were 38, 38, 3, 30 and 30, respectively.

                            TXU PENSION PLAN TABLE


                                                                     Years of Service
                          ------------------------------------------------------------------------------------------------------
   Remuneration               20                     25                     30                     35                      40
------------------        ----------           -----------             ----------             ----------              ----------
        $   50,000          $ 14,688              $ 18,360               $ 22,032             $   25,704              $   29,376

           100,000            29,688                37,110                 44,532                 51,954                  59,376

           200,000            59,688                74,610                 89,532                104,454                 119,376

           400,000           119,688               149,610                179,532                209,454                 239,376

           800,000           239,688               299,610                359,532                419,454                 479,376

         1,000,000           299,688               374,610                449,532                524,454                 599,376

         1,400,000           419,688               524,610                629,532                734,454                 839,376

         1,800,000           539,688               674,610                809,532                944,454               1,079,376

         2,000,000           599,688               749,610                899,532              1,049,454               1,199,376


    Before the TXU Gas acquisition, Mr. Biegler earned retirement benefits under the Retirement and Death Benefit Program of 1969 of ENSERCH Corporation and Participating Subsidiary Companies (ENSERCH Retirement Plan) which was merged into, and became a part of, the TXU Retirement Plan effective December 31, 1997. In connection with this plan merger, the TXU Retirement Plan was amended to provide that the retirement benefit of certain TXU Gas employees will equal the sum of (1) their accrued benefit under the ENSERCH Retirement Plan through the last pay period of 1997 and (2) their accrued benefit under the TXU Retirement Plan beginning with the first pay period of 1998; provided that the aggregate retirement benefit earned under the traditional defined benefit plan formula of the plans can be no less than the retirement benefit which would have been earned had all service under the traditional defined benefit formula been under the ENSERCH Retirement Plan. Mr. Biegler, whose employment with TXU Corp. began August 5, 1997, is treated in a similar manner. Amounts reported for Mr. Biegler under Salary and Bonus in the Summary Compensation Table approximate earnings as defined by the ENSERCH Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the ENSERCH Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of February 28, 2001, Mr. Biegler had 29 years of accredited service under the ENSERCH Retirement Plan and, as noted, 3 years of accredited service under the TXU Retirement Plan.

                          ENSERCH PENSION PLAN TABLE

                                                                 Years of Service
                      ----------------------------------------------------------------------------------------------------
   Remuneration           20             25                30                35                40                   45
------------------    ----------     -----------        ----------        ----------        ----------          ----------

      $   50,000       $ 12,500        $ 15,625         $   18,750        $   21,875        $   23,125         $   24,375

         100,000         29,735          37,169             44,603            52,036            54,536             57,036

         200,000         64,735          80,919             97,103           113,286           118,286            123,286

         400,000        134,735         168,419            202,103           235,786           245,786            255,786

         800,000        274,735         343,419            412,103           480,786           500,786            520,786

       1,000,000        344,735         430,919            517,103           603,286           628,286            653,286

       1,400,000        484,735         605,919            727,103           848,286           883,286            918,286

       1,800,000        624,735         780,919            937,103         1,093,286         1,138,286          1,183,286

       2,000,000        694,735         868,419          1,042,103         1,215,786         1,265,786          1,315,786


     TXU Corp.'s supplemental retirement plans (Supplemental Plan) provide for the payment of retirement benefits which would otherwise be limited by the Code or the definition of earnings in the TXU Retirement Plan or the ENSERCH Retirement Plan, as applicable. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the applicable qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the TXU Retirement Plan, earnings also include AIP awards (50% of the AIP award is reported under Bonus for the named officers in the Summary Compensation Table). The tables set forth above illustrate the total annual benefit payable at retirement under the TXU Retirement Plan and the ENSERCH Retirement Plan, respectively, inclusive of benefits payable under the Supplemental Plan, prior to any reduction for a contingent beneficiary option which may be selected by participants.

     The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp. and is illustrative of the methodology utilized in establishing the compensation of executive officers of TXU Gas. References in the report to the "Company" are references to TXU Corp. and references to "this proxy statement" are references to TXU Corp.'s proxy statement in connection with TXU Corp.'s 2001 annual meeting of shareholders.

                ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

     The Organization and Compensation Committee of the Board of Directors (Committee) is responsible for reviewing and establishing the compensation of the executive officers of the Company. The Committee consists of all of the nonemployee directors of the Company and is chaired by James A. Middleton. The Committee has directed the preparation of this report and has approved its content and submission to the shareholders.

     As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should align executive compensation with returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The overall compensation program should provide for an appropriate and competitive balance between base salaries and performance-based annual and long-term incentives. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be established around the median, or 50th percentile, of the top ten electric utilities in the United States, or other relevant market, and that opportunities for total direct compensation (defined as the sum of base salaries, annual incentives and long-term incentives) to reach the 75th percentile, or above, of such market or markets will be provided through performance-based incentive compensation plans. Such compensation principles and practices have allowed, and should continue to allow, the Company to attract, retain and motivate its key executives.

     In furtherance of these policies, a nationally recognized compensation consultant has been retained since 1994 to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultant's evaluations include comparisons to the largest utilities as well as to general industry with respect both to the level and composition of officers' compensation. The consultant's recommendations including the Annual Incentive Plan, the Long-Term Incentive Compensation Plan and certain benefit plans have generally been implemented. The Annual Incentive Plan, which was first approved by the shareholders in 1995 and reapproved in 2000, is generally referred to as the AIP and is described in this report and in footnote 1 on page 9 of this proxy statement. The Long-Term Incentive Compensation Plan, referred to as the Long-Term Plan or LTICP, was approved by the shareholders in 1997 and is described in this report as well as in footnote 3 on pages 10 and 11 of this proxy statement.

     The compensation of the officers of the Company consists principally of base salaries, the opportunity to earn an incentive award under the AIP, awards of performance-based restricted shares under the Long-Term Plan and the opportunity to participate in the Deferred and Incentive Compensation Plan (referred to as the DICP and described in footnote 2 on pages 9 and 10 of this proxy statement). The value of future payments under the DICP, as well as the value of the deferred portion of any award under the AIP and the value of any awards of performance-based restricted shares under the Long-Term Plan, are directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

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

     The Long-Term Plan, which is also administered by the Committee, is a comprehensive stock-based incentive compensation plan under which all awards are made in, or based on the value of, the Company's common stock. The Long-Term Plan provides that, in the discretion of the Committee, awards may be in the form of stock options, stock appreciation rights, performance and/or restricted stock or stock units or in any other stock-based form. The purpose of the Long-Term Plan is to provide performance-related incentives linked to long-term performance goals. Such performance goals may be based on individual performance and/or may include criteria such as absolute or relative levels of total shareholder return, revenues, sales, net income or net worth of the Company, any of its subsidiaries, business units or other areas, all as the Committee may determine. Awards under the Long-Term Plan constitute the principal long-term component of officers' compensation.

     In establishing levels of executive compensation at its May 2000 meeting, the Committee reviewed various performance and compensation data, including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's Electric Utility Index which are reflected in the graph on page 22. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

     At its meeting in May 2000, the Committee provided awards of performance-based restricted shares under the Long-Term Plan to certain officers, including the Chief Executive. Information relating to awards made to the named executive officers is contained in the Table on page 11 of this proxy statement. The ultimate value of those awards will be determined by the Company's total return to shareholders over a three year period compared to the total return for that period of the companies comprising the Standard & Poor's Electric Utility Index. Depending upon the Company's relative total return for such period, the officers may earn from 0% to 200% of the original award and their compensation is, thereby, directly related to shareholder value. Awards granted in May 2000 contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's Electric Utility Index and that such percentage of the original award will be reduced as the Company's return compared to the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

     Additionally with respect to the Long-Term Plan, the Committee, at its meeting in May 2000, considered the restricted stock awards provided to certain officers in May of 1997. Based upon its review and comparison of the results of the Company's total return to the returns provided by the companies comprising the Standard & Poor's Electric Utility Index, the Committee determined that the Company's performance during the three year performance period ending in March of 2000 permitted the payment of 50% of such 1997 awards. Payment of these awards were made in the form of the Company's stock and cash, and, for Messrs. Nye, Gibbs and McNally, the value of the stock at the date of distribution is included in the LTIP Payouts column of the Summary Compensation Table on page 9 of this proxy statement.

     During the year the Committee and the Board of Directors determined that it was in the best interests of the Company to enter into employment agreements with certain officers, including the Chief Executive. Accordingly, the Committee recommended, and the Board of Directors subsequently approved, an employment agreement with Mr. Nye which contemplates his continued service through June 1, 2004 as Chairman of the Board and Chief Executive. The agreement provides, among other things, for a minimum annual base salary, eligibility for an annual bonus under the terms of the AIP, minimum restricted stock awards under the Long-Term Plan, certain severance benefits upon termination of employment without cause and compensation and benefits under certain circumstances following a change in control of the Company. Additionally, the Committee ratified and approved employment contracts with certain other officers of the Company and its subsidiaries including agreements with

Messrs. Dickie and McNally, named executive officers. The agreements with Messrs. Nye, Dickie and McNally are described in footnote 6 on pages 13 and 14 of this proxy statement.

     Mr. Nye's base salary as Chief Executive was not increased in 2000. Based upon the Committee's evaluation of individual and Company performance, as called for by the AIP, the Committee provided Mr. Nye with an AIP award of $760,000 compared to the prior year's award of $950,000. The Committee also awarded 75,000 shares of performance-based restricted stock to Mr. Nye. Under the terms of the award, Mr. Nye can earn from 0% to 200% of the award depending on the Company's total return to shareholders over a three-year period (April 1, 2000 through March 31, 2003) compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. This level of compensation was established based upon the Committee's subjective evaluation of the information described in this report. In addition, as previously noted in this report, the Committee approved the payment of 50% of the 1997 restricted stock awards under the Long-Term Plan, which for Mr. Nye was 11,000 shares.

     In discharging its responsibilities with respect to establishing executive compensation, the Committee normally considers such matters at its May meeting held in conjunction with the Annual Meeting of Shareholders. Although Company management may be present during Committee discussions of officers' compensation, Committee decisions with respect to the compensation of the Chief Executive are reached in private session without the presence of any member of Company management.

     Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers.
As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. Awards under the AIP in 1996 and subsequent years have been, and are expected to continue to be, fully deductible. Awards under the Long-Term Plan are expected to be fully deductible, and the DICP and the Salary Deferral Program have been amended to require the deferral of distributions of amounts maturing in years subsequent to 1995 until the time when such amounts would be deductible.

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

                    Organization and Compensation Committee

            James A. Middleton, Chair           Margaret N. Maxey
            Derek C. Bonham                     J. E. Oesterreicher
            William M. Griffin                  Charles R. Perry
            Kerney Laday                        Herbert H. Richardson

                               PERFORMANCE GRAPH

     The following graph compares the performance of TXU Corp.'s common stock to the S&P 500 Index and S&P Electric Utility Index for the last five years. The graph assumes the investment of $100 at December 31, 1995 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

                           Cumulative Total Returns
                       for the Five Years ended 12/31/00


                                    [GRAPH]


                                               ----------------------------------------------------------------------
                                                  1995        1996         1997         1998         1999        2000
---------------------------------------------------------------------------------------------------------------------
TXU Corp.................................          100         104          113          133          108         144
---------------------------------------------------------------------------------------------------------------------
S&P 500 Index............................          100         123          164          211          255         232
---------------------------------------------------------------------------------------------------------------------
S&P Electric Utility Index...............          100         100          126          145          117         180
---------------------------------------------------------------------------------------------------------------------

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security ownership of certain beneficial owners at February 22, 2001:

                                                        Amount and Nature
                            Name and Address              of Beneficial
  Title of Class           of Beneficial Owner              Ownership            Percent of Class
-------------------     -----------------------      ---------------------     ------------------
   Common stock,                TXU Corp.                451,000 shares               100.0%
  $0.01 par value,            Energy Plaza               sole voting and
    of TXU Gas             1601 Bryan Street             investment power
                           Dallas, Texas 75201

     Security ownership of management at February 22, 2001:

     The following lists the common stock of TXU Corp. owned by the Directors and Executive Officers of TXU Gas. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at February 22, 2001. None of the named individuals own any of the preferred stock of TXU Gas or the preferred securities of any subsidiaries of TXU Gas.

                                                                        Number of Shares
                                          -----------------------------------------------------------------------
                 Name                     Beneficially Owned              Deferred Plan (1)                 Total
                 ----                     ------------------              -----------------                 -----
T. L. Baker...........................           34,922                         28,315                      63,237

David W. Biegler......................          152,623    (2)                  33,416                     186,039

Barbara B. Curry......................           10,756                         13,736                      24,492

H. Jarrell Gibbs......................           48,361                         37,486                      85,847

M. S. Greene..........................           11,510                         20,084                      31,594

Michael J. McNally....................           67,699                         32,373                     100,072

Erle Nye..............................          188,568                         83,190                     271,758

Robert A. Wooldridge..................            8,358                              0                       8,358

All Directors and Executive Officers
 as a group (8).......................          522,797                        248,600                     771,397

_________________

(1) Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although this plan allows such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of TXU Corp.'s common stock as do investments in actual shares of common stock.

(2) Shares reported include 106,451 shares subject to stock options exercisable within sixty days.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert A. Wooldridge, a Director of TXU Gas, is a partner of Worsham Forsythe Wooldridge LLP, which provides legal services to TXU Gas.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Appendix A to this report):


                                        Item                                                Page
                                        ----                                                ----
      Selected Financial Data.............................................................  A-2
      Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................................  A-3
      Statement of Responsibility.........................................................  A-14
      Independent Auditors' Report........................................................  A-15
      Statements of Consolidated Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2000................................  A-16
      Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 2000..........................................................  A-17
      Consolidated Balance Sheets, December 31, 2000 and 1999.............................  A-18
      Statements of Consolidated Shareholders' Equity for each of the three years in the period ended December 31, 2000...................................................  A-19
      Notes to Financial Statements.......................................................  A-20

     The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K:

     Reports on Form 8-K filed since September 30, 2000, are as follows:

     Date of Report    Item Reported
     --------------    -------------

     None

(c)  Exhibits:  Included in Appendix B to this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TXU GAS COMPANY


Date:   March 8, 2001                  By:             /s/ ERLE NYE
                                            ------------------------------------
                                            (Erle Nye, Chairman of the Board and
                                                     Chief Executive)


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

                   Signature                                     Title                             Date
                   ---------                                     -----                             ----

                /s/ ERLE NYE                               Principal Executive
-------------------------------------------------------    Officer
(Erle Nye, Chairman of the Board and Chief Executive)

              /s/ KIRK R. OLIVER                           Principal Financial
-------------------------------------------------------    Officer
         (Kirk R. Oliver, Vice President)

             /s/ BIGGS C. PORTER                           Principal Accounting Officer
-------------------------------------------------------
        (Biggs C. Porter, Vice President)

              /s/ DAVID W. BIEGLER                         Director
-------------------------------------------------------
               (David W. Biegler)

                /s/ BARBARA B. CURRY                       Director
-------------------------------------------------------
                (Barbara B. Curry)

                /s/ H. JARRELL GIBBS                       Director                            March 8, 2001
-------------------------------------------------------
                 (H. Jarrell Gibbs)

               /s/ MICHAEL J. McNALLY                      Director
-------------------------------------------------------
                (Michael J. McNally)

              /s/ ROBERT A. WOOLDRIDGE                     Director
-------------------------------------------------------
               (Robert A. Wooldridge)

                                                                      Appendix A


TXU GAS COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2000


                                                                                                      Page
Selected Financial Data.........................................................................       A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations...........       A-3

Statement of Responsibility.....................................................................      A-14

Independent Auditors' Report....................................................................      A-15

Financial Statements:

Statements of Consolidated Operations and Comprehensive Loss....................................      A-16

Statements of Consolidated Cash Flows...........................................................      A-17

Consolidated Balance Sheets.....................................................................      A-18

Statements of Consolidated Shareholders' Equity.................................................      A-19

Notes to Financial Statements...................................................................      A-20

                        TXU GAS COMPANY AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA


                                                                                                                Predecessor
                                                                                                         -------------------------
                                                                                           Period from   Period from
                                                                    Year Ended             Acquisition    January 1,       Year
                                                                   December 31,              Date to       1997 to         Ended
                                                         ----------------------------      December 31,  Acquisition    December 31,
                                                            2000      1999       1998          1997          Date          1996
                                                         -------    ------     ------         ------        ------        ------
                                                                      (Millions of Dollars, except volumes and ratios)
Total assets -- end of year............................  $ 5,688    $3,433     $3,957         $3,240                      $2,725
                                                         =======    ======     ======         ======                      ======

Capitalization -- end of year
 Long-term debt, less amounts due currently............  $   757    $  551     $  551         $  647                      $  933
 TXU Gas Company obligated, mandatorily
  redeemable, preferred securities of
  subsidiary trust holding solely junior
  subordinated debentures of TXU Gas
  Company (trust securities)...........................      147       147        146             --                          --
 Advances from parent..................................      575       385        420            293                          --
 Preferred stock.......................................       75        75         75            175                         175
 Common stock equity...................................      949       965        741            762                         743
                                                         -------    ------     ------         ------                      ------
    Total..............................................  $ 2,503    $2,123     $1,933         $1,877                      $1,851
                                                         =======    ======     ======         ======                      ======

Capitalization ratios -- end of year
 Long-term debt........................................     30.2%     26.0%      28.5%          34.5%                       50.4%
 Trust securities......................................      5.9       6.9        7.6             --                          --
 Advances from parent..................................     23.0      18.1       21.7           15.6                          --
 Preferred stock.......................................      3.0       3.5        3.9            9.3                         9.4
 Common stock equity...................................     37.9      45.5       38.3           40.6                        40.2
                                                         -------    ------     ------         ------                      ------
    Total..............................................    100.0%    100.0%     100.0%         100.0%                      100.0%
                                                         =======    ======     ======         ======                      ======

Sales volumes
 Gas distribution (billion cubic feet -- Bcf):
  Residential..........................................       83        68         77             33            53            83
  Commercial...........................................       51        45         49             21            33            52
  Industrial and electric generation...................        4         4          4              3             7            19
                                                         -------    ------     ------         ------        ------        ------
    Total gas distribution.............................      138       117        130             57            93           154
                                                         =======    ======     ======         ======        ======        ======

 Pipeline transportation (Bcf).........................      601       551        599            255           362           652
 Energy marketing:
  Gas (Bcf)............................................    1,242     1,102      1,115            292           223           315
  Electric (gigawatt hours -- GWh).....................   21,917     6,544     16,268             --            --            --

Operating revenues
 Gas distribution
  Residential..........................................  $   616    $  402     $  437         $  206        $  335        $  515
  Commercial...........................................      318       212        225            109           178           275
  Industrial and electric generation...................       28        20         20             15            38            77
                                                         -------    ------     ------         ------        ------        ------
    Total gas distribution.............................      962       634        682            330           551           867
 Pipeline transportation...............................      123       116        121             57            77           134
 Energy marketing......................................    5,430     2,991      3,207            859           603           826
 Other revenues, net of intercompany
  eliminations.........................................       15        94         28             31            49            67
                                                         -------    ------     ------         ------        ------        ------
    Total operating revenues...........................  $ 6,530    $3,835     $4,038         $1,277        $1,280        $1,894
                                                         =======    ======     ======         ======        ======        ======

Net income (loss)......................................  $   (13)   $  (18)    $  (22)        $   (9)       $  (15)       $   10
                                                         =======    ======     ======         ======        ======        ======

Ratio of earnings to fixed charges.....................     0.91      0.57       0.68           0.66          0.58          1.31
Ratio of earnings to combined fixed charges and
 preferred dividends...................................     0.89      0.52       0.63           0.55          0.48          1.02

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS



BUSINESS, MERGERS AND DISPOSITIONS

     TXU Gas Company (TXU Gas) is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas and wholesale and retail marketing of natural gas and electricity throughout the United States (US) and parts of Canada. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications and other businesses in the US, Europe and Australia.

     On August 5, 1997 (Acquisition Date), the merger transactions involving the former Texas Utilities Company, now known as TXU Energy Industries Company, a wholly-owned subsidiary of TXU Corp., and TXU Gas were completed. TXU Corp. accounted for its acquisition of TXU Gas as a purchase. Purchase accounting adjustments, including goodwill, were pushed down and are reflected in the financial statements of TXU Gas and its subsidiaries.

     TXU Gas has sold certain assets that no longer align with its long-term strategy. In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for $105 million resulting in a pre-tax gain of $53 million ($34 million after-tax).

     Although the price of natural gas has increased significantly in 2000, the city gate rate for the cost of natural gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas (RRC) and provides for full recovery of the actual cost of natural gas delivered.

     TXU Gas' two reportable operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies.

     (1) Gas Pipeline and Distribution - operations involving the purchase, transmission, distribution and sale of natural gas in Texas (primarily TXU Lone Star Pipeline and TXU Gas Distribution);

     (2) Energy Marketing - operations involving purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada (primarily TXU Energy Trading Company (TXU Energy Trading)); and

     Other - non-segment operations.

RESULTS OF OPERATIONS

OVERVIEW

2000 versus 1999
----------------

     For 2000 TXU Gas had a loss of $13 million compared with a loss of $18 million for 1999. Results for 2000 for the Gas Pipeline and Distribution segment showed strong improvement, primarily as a result of increased margin due to rate relief granted for gas distribution, significantly increased volumes distributed and transported in response to colder winter weather, growth and cost reductions. Results for the Energy Marketing segment were less than 1999 primarily due to lower margins on energy trading activities, costs associated with moving the trading operations to Dallas, continued planned expenditures to prepare the trading operations for the opening of the Texas electricity market to competition in 2002 and higher bad debt expense. Results for 2000 include a $34 million after-tax gain on the sale of gas processing assets while 1999 results included after-tax gains on the sale of assets totaling $8 million and the reversal of a $10 million deferred tax asset valuation allowance as a result of a 1999 change in Internal Revenue Service regulations.

1999 versus 1998
----------------

     For 1999 TXU Gas had a loss of $18 million compared with a loss of $22 million for 1998. Results for 1999 for the Gas Pipeline and Distribution segment reflect a significant improvement in spite of very mild winter weather due to improved gas distribution and processing margins. Results for 1999 for the Energy Marketing segment were less than 1998 primarily due to lower margins on energy trading activities and higher operation and maintenance expense. Results for 1999 included after-tax gains of $8 million on the sale of assets and the reversal of a $10 million deferred tax asset valuation allowance as a result of a 1999 change in Internal Revenue Service regulations.

SEGMENTS

     Results of operations for TXU Gas' operating segments are discussed below.

                                                   2000                     1999                      1998
                                         -----------------------   -----------------------   -----------------------
                                                         Net                       Net                       Net
                                         Revenues   Income/(Loss)  Revenues   Income/(Loss)  Revenues   Income/(Loss)
                                         --------   ------------   --------   ------------   --------   ------------
                                                                                Millions
Gas Pipeline and Distribution..........    $1,107           $ 73     $  863           $ 17     $  854           $(10)
Energy Marketing.......................     5,430            (66)     2,991            (26)     3,207              7
Other/Eliminations.....................        (7)           (20)       (19)            (9)       (23)           (19)
                                           ------           ----     ------           ----     ------           ----
   Consolidated........................    $6,530           $(13)    $3,835           $(18)    $4,038           $(22)
                                           ======           ====     ======           ====     ======           ====

Gas Pipeline and Distribution Segment
-------------------------------------

Segment Highlights

                                                                       2000       1999        1998
                                                                      -----      -----       -----
Gas distribution:
  Sales volumes (billion cubic feet - Bcf)......................        138        117         130
  Margin (millions).............................................      $ 351      $ 301       $ 291
Pipeline transportation:
  Transportation volumes (Bcf)..................................        601        551         599
  Revenues (millions)...........................................      $ 123      $ 116       $ 121
Heating degree days (% of normal)...............................         95%        70%         89%


2000 versus 1999
----------------

     The Gas Pipeline and Distribution segment had net income of $73 million for 2000 compared with $17 million for 1999. Operating results for 2000 reflect increased margin for gas distribution operations due to rate relief granted, significantly increased volumes distributed in response to colder winter weather, growth and cost reductions. Net income for 2000 includes the $34 million after-tax gain on the sale of gas processing assets while net income for 1999 included after-tax gains of $4 million from the sale of assets.

     Significant increases in operating revenues and gas purchased for resale resulted from the rise in prices for natural gas experienced in 2000, the increased demand for natural gas due to colder winter weather and growth. These effects are greatest in gas distribution operations. Operating revenues for gas distribution operations for 2000 increased by $330 million over 1999, and gas purchased for resale for 2000 increased by $280 million over 1999. Operation and maintenance expense decreased in 2000 by $43 million primarily as a result of the sale of gas processing assets. Taxes other than income increased by $3 million in 2000 primarily due to increased revenues subject to state and local gross receipts taxes. Interest income for the segment increased by $7 million in 2000 compared with 1999, while interest expense and other charges increased by $1 million in 2000 compared with 1999. The overall increase of $6 million in net interest income in 2000 resulted from the use of proceeds from the sale of gas processing assets. The effective tax rate in both years was affected by the amortization of non-deductible goodwill.

1999 versus 1998
----------------

     The Gas Pipeline and Distribution segment had net income of $17 million for 1999 compared with a net loss of $10 million for 1998. Strong cost controls and improved margins contributed to the results for 1999, as did after-tax gains from the sale of assets of $4 million.

     Operating revenues for 1999 increased by $9 million over 1998 primarily from higher gas processing revenues, partially offset by lower distribution and pipeline revenues resulting from the very mild winter weather. Gas purchased for resale declined by $17 million in 1999 because of lower demand. Higher gas processing fees in 1999, primarily caused by higher natural gas liquids prices, were more than offset by cost reductions in other operation and maintenance expenses. Depreciation and other amortization expenses increased by $5 million primarily due to increased distribution system depreciation. Taxes other than income decreased by $7 million from 1998 to 1999 due to decreased local franchise taxes resulting from decreased revenues subject to the taxes. Interest expense and other charges were slightly lower in 1999 compared with 1998.

Energy Marketing Segment
------------------------

Segment Highlights

                                                                        2000          1999           1998
                                                                      ------         -----         ------
Trading volumes:
   Gas (Bcf)..................................................         1,242         1,102          1,115
   Electric (GWh).............................................        21,917         6,544         16,268


2000 versus 1999
----------------

     The Energy Marketing segment had a net loss of $66 million for 2000 compared with a net loss of $26 million for 1999. Results for 2000 reflect lower margins on energy trading activities, costs associated with moving the trading operations to Dallas, continued planned expenditures to prepare the trading operations for the opening of the Texas electricity market to competition in 2002 and higher bad debt expense.

     Operating revenues for the Energy Marketing segment increased from $3 billion in 1999 to $5.4 billion in 2000, with the increase attributable to significantly higher natural gas prices and an increase in power trading. Operating loss increased from $42 million in 1999 to $95 million in 2000 due to decreased trading margins and an increase in operation and maintenance expense from $55 million in 1999 to $90 million in 2000, principally due to relocation costs, costs to prepare for competition in Texas in 2002 and higher bad debt expense. Results for 1999 included other income from the sale of commercial customer accounts. Interest income increased from $1 million in 1999 to $4 million in 2000 due to interest earned on margin deposits. Interest and other charges increased from $3 million in 1999 to $10 million in 2000 as a result of increased costs to finance expansion of the business and margin requirements.

1999 versus 1998
----------------

     Results for 1999 for the Energy Marketing segment were down from 1998 due to lower gas trading margins, planned costs to develop infrastructure capabilities and high natural gas prices which affected the results from retail marketing originations. The segment had a net loss of $26 million for 1999 compared with net income of $7 million for 1998.

     Operating revenues decreased from $3.2 billion in 1998 to $3 billion in 1999 primarily due to a decision to reduce electricity trading. The segment had operating income of $13 million in 1998 and an operating loss of $42 million in 1999 as operation and maintenance expense increased from $38 million in 1998 to $55 million in 1999 due to expenditures to prepare the trading operations for the opening of the Texas electricity market to competition in 2002. Results for 1999 included other income of $4 million from the sale of commercial customer accounts.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Cash flows provided by operating activities before changes in operating assets and liabilities for 2000 were $66 million compared with $75 million and $102 million for 1999 and 1998, respectively. Changes in operating assets and liabilities used cash of $384 million in 2000 compared with $25 million in 1999 and $138 million in 1998. The current year changes in operating assets and liabilities reflect higher margin deposits and increases in trading receivables and payables due to the increase in activity of the Energy Marketing segment. Subsequent to year end, letters of credit were issued to cover trading margin requirements previously met with cash deposits. In January 2001, TXU Energy Trading changed its practice to primarily post letters of credit rather than cash for its margin requirements. If this practice had been in place prior to year-end 2000, the changes in operating assets and liabilities would have been a use of $114 million rather than $384 million.

     Cash flows of $378 million were provided by financing activities in 2000 compared with $56 million and $221 million for 1999 and 1998, respectively. Advances from TXU Corp. totaled $176 million during 2000.

     Cash flows used in investing activities for 2000 totaled $72 million compared with $105 million for 1999 and $194 million for 1998. Capital expenditures were $174 million for 2000 compared with $154 million and $187 million for 1999 and 1998, respectively. The sale of gas processing and other assets provided cash of $110 million in 2000 and $48 million in 1999.

     Discontinued operations provided cash of $29 million in 2000 and $5 million in 1999 but used cash of $3 million in 1998. Cash flows for 2000 reflect the collection of a $42 million outstanding receivable following favorable settlement of related litigation.

     Capital expenditures for TXU Gas are estimated at $125 million for 2001. Approximately 87% will be spent on Gas Pipeline and Distribution operations and approximately 13% on Energy Marketing and other operations.

     On October 17, 2000, TXU Gas issued $200 million aggregate principal amount of Putable Asset Term Securities due October 15, 2012. The securities have a fixed rate of 7-5/8% from the date of issuance through October 14, 2002. TXU Gas also assigned to a third party the right to call the securities. On October 15, 2002, the securities will be either mandatorily tendered to and purchased by the callholder or mandatorily redeemed by TXU Gas. If the callholder chooses to purchase the securities, TXU Gas may elect to have the securities remarketed for a period of up to one year, in which case the callholder must purchase the securities at the end of the period. If the callholder exercises its right to call the securities on October 15, 2002, or at the end of the period if applicable, the securities will be remarketed at a fixed rate for a ten year period. If the callholder does not purchase the securities on October 15, 2002, TXU Gas will be required to redeem all of the securities for 100% of the aggregate principal amount outstanding plus accrued interest, if any.

     Total capitalization at December 31, 2000 was $2.5 billion, up 18% from year-end 1999. The capitalization ratios of TXU Gas at December 31, 2000 consisted of approximately 30% long-term debt, 23% advances from parent, 6% trust securities, 3% preferred stock, and 38% common stock equity.

     Interest rate swaps effectively fixed the rate on $100 million of the TXU Gas Capital I trust securities at 6.629% and at 6.444% on the remaining $50 million of the trust securities to July 1, 2003.

     TXU Gas may issue additional debt and equity securities as needed, including the possible future sale of up to $400 million of debt securities and/or preferred securities of subsidiary trusts that are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

     At December 31, 2000, TXU Corp., TXU Electric Company (TXU Electric) and TXU Gas had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 2000, TXU Gas had no borrowings outstanding under these facilities. The US Credit Agreements were amended in February 2001 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2002. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2005. Facility B also provides for the issuance of up to $500 million of letters of credit. TXU Gas' borrowings under both facilities are limited to an aggregate of $650 million outstanding at any one time.

     Credit Risk - Credit risk relates to the risk of loss that TXU Gas would incur as a result of nonperformance by counterparties. TXU Gas maintains credit policies with regard to its counterparties that enable management to manage overall credit risk. TXU Gas generally does not obtain collateral to support the agreements but establishes credit limits, monitors the financial viability of counterparties and seeks guarantees when appropriate. In the event a counterparty's credit rating declines, TXU Gas may apply certain remedies, if considered necessary. TXU Gas believes that it has established adequate reserves in regard to the risk of nonperformance by counterparties.

Quantitative and Qualitative Disclosure about Market Risk

     TXU Gas enters into derivative instruments, including options, swaps, futures, forwards and other contractual commitments for both non-trading and trading purposes. TXU Gas and its subsidiaries enter into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency rates and commodity prices. TXU Gas also enters into derivative instruments and other contractual commitments for trading purposes through its subsidiary TXU Energy Trading Company (TXU Energy Trading). (See Note 8 to Financial Statements.)

Non-Trading

     Energy Price Risk Management - As a result of continued regulation, TXU Gas Distribution has minimal exposure to energy price risk; therefore, its use of derivative instruments is limited.

     Interest Rate Risk - The table below provides information concerning TXU Gas' financial instruments as of December 31, 2000 that are sensitive to changes in interest rates, which include debt obligations, interest rate swaps and trust securities. TXU Gas has entered into interest rate swaps for non-trading purposes under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. For trust securities, the table presents cash flows based on December 31, 2000 book value and the related weighted average rate by expected redemption date. The weighted average rate is based on the rate in effect at the reporting date.

                                                                             Expected Maturity Date
                                                ---------------------------------------------------------------------------------
                                                                                                         2000           1999
                                                                                                     -------------  -------------
                                                                                            There-           Fair           Fair
                                                      2001   2002    2003    2004    2005   after    Total   Value  Total   Value
                                                ----------  -----   -----   -----   -----   ------   -----   -----  -----   -----
                                                                              (Millions of Dollars)
Long-term Debt
 (including current maturities)
     Fixed Rate (millions of dollars)                   --  $ 200   $ 125   $ 150   $ 150    $ 132   $ 757    $755  $ 551    $535
   Average interest rate......................          --   7.63%   6.25%   6.38%   7.13%    6.21%   6.81%     --   6.59%     --

Trust Securities
 TXU Gas Company obligated,
   mandatorily redeemable, preferred
   securities of subsidiary trust
   holding solely junior subordinated
   debentures of TXU Gas Company
     Variable rate............................          --     --      --      --      --    $ 147   $ 147    $150  $ 147    $138
     Average interest rate....................          --     --      --      --      --     8.17%   8.17%     --   7.43%     --

Interest Rate Swaps
 (notional amounts)
 Variable to Fixed (millions of dollars)......          --     --   $ 150      --      --       --   $ 150    $  2  $ 150    $  8
   Pay rate...................................          --     --    6.57%     --      --       --    6.57%     --   6.57%     --
   Receive rate...............................          --     --    8.17%     --      --       --    8.17%     --   7.43%     --

Trading

     Energy Price Risk - In 2000, TXU Energy Trading further positioned itself to provide comprehensive energy products and services to a diversified client base. TXU Energy Trading continues to engage in risk management activities, including the purchase and sale of physical commodities and entering into futures contracts, other forward commitments, swap agreements, exchange traded options, over-the-counter options which are net settled or physically settled, exchange-of-futures-for-physical transactions, energy exchange transactions, storage activities, and other contractual arrangements.

     TXU Energy Trading manages market risk of trading activities on a portfolio basis within limitations imposed by its Board of Directors and in accordance with TXU Corp.'s overall risk management policies. Market risks are monitored daily, utilizing appropriate mark-to-market methodologies, which value the portfolio of contracts and the hypothetical effect on this value from changes in market conditions. Various techniques and methodologies are used that simulate forward price curves in their respective markets to estimate the size and probability of changes in market value resulting from price movements. These techniques include, but are not limited to, sensitivity analyses. The use of these methodologies requires a number of key assumptions including the selection of confidence levels, the holding period of the positions, and the depth and applicability to future periods of historical price information.

     The portfolio is subject to a number of risks and costs associated with the future contractual commitments, including price risk, credit risk associated with counterparties, product location (basis) differentials and market liquidity. TXU Energy Trading continuously monitors the valuation of identified risks and adjusts the portfolio based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out. Price and credit risk are further managed within established trading policies and limits which are evaluated on a daily basis.

     TXU Energy Trading uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors, which may differ from actual results. Using a two standard deviation change, the most adverse change in fair value at December 31, 2000 and 1999, as a result of this analysis, was a reduction of $1.3 million and $2.3 million, respectively.

Regulation and Rates

     TXU Gas Distribution and TXU Lone Star Pipeline are wholly intrastate in character and perform distribution utility operations and pipeline transportation services, respectively, in the State of Texas subject to regulation by municipalities in Texas and the Railroad Commission of Texas
(RRC). The RRC regulates the charge for the transportation of gas by TXU Lone Star Pipeline to TXU Gas Distribution's distribution systems for sale to TXU Gas Distribution's residential and commercial consumers. TXU Lone Star Pipeline owns no certificated interstate transmission facilities subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act, has no sales for resale under the rate jurisdiction of the FERC and does not perform any transportation service that is subject to FERC jursidiction under the Natural Gas Act.

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

     TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $19.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2000 in addition to about $7.5 million granted in 1999 and $2.5 million granted in 1998. Rate cases supporting $18.5 million in annualized revenue increases were filed in 178 cities as of March 2, 2001. On November 20, 2000, the RRC issued a final order in the appeal by the three cities in the Dallas Distribution System. The final order approved a rate increase of $2.6 million for residential and commercial customers and this amount is included in the total rate relief of $19.8 million for 2000. The RRC also approved recovery of approximately $2.1 million in expenses related to the case. Weather normalization adjustment clauses which allow rates to be adjusted to reflect warmer- or colder-than-normal weather during the winter months, reducing the impact of variations in weather on TXU Gas Distribution's earnings have been approved by 320 cities served by TXU Gas Distribution, representing 79% of TXU Gas Distribution's residential and commercial sales volumes. These clauses allow rates to be adjusted to reflect the impact of warmer- or colder-than-normal weather during the winter months, reducing the impact of variations in weather on TXU Gas Distribution's earnings.

     In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requested a general increase in annual revenues of approximately $20 million. In June 2000, the RRC issued a final ruling on TXU Lone Star Pipeline's requested gate rate increase that denied the increase and resulted in a $1.5 million reduction in the city gate rate, but granted favorable changes to its tariff structure.

     Although the price of natural gas increased significantly in 2000, the city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of gas delivered.

CHANGES IN ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Gas beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

     All derivatives within TXU Gas have been identified pursuant to SFAS No. 133 requirements. TXU Gas has designated, documented and assessed hedging relationships, which resulted in cash-flow hedges that require TXU Gas to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Future hedge ineffectiveness will be recorded in earnings. Certain of TXU Gas' derivatives relate to its trading activities, which TXU Gas accounts for on a mark-to-market basis, that are not affected by the implementation of SFAS No. 133.

     Adoption of this accounting standard as of January 1, 2001 resulted in the recognition of $2.4 million of derivative assets with a cumulative effect of $1.6 million after-tax as an increase to other comprehensive income. There are a number of issues pending before the Derivatives Implementation Group that may have an impact on the application of this statement. Management is unable to predict the outcome of these issues.

     SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Gas for transfers on or after April 1, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 requires TXU Gas to incorporate certain disclosures about securitizations in the financial statements at December 31, 2000. These disclosures have been included in Note 13 to the Financial Statements.

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

                       TXU GAS COMPANY AND SUBSIDIARIES

                          STATEMENT OF RESPONSIBILITY

     The management of TXU Gas Company (TXU Gas) is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Gas and its subsidiaries and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As appropriate, the consolidated statements include amounts based on informed estimates and judgments of management.

     The management of TXU Gas has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Gas' system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2000, TXU Gas' system of internal control was adequate to accomplish the objectives discussed herein.

     The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU Gas and to issue their report thereon.


                                                  /s/  ERLE NYE
                                        ---------------------------------------
                                          Erle Nye, Chairman of the Board
                                                and Chief Executive


                                                  /s/ D. W. BIEGLER
                                        ---------------------------------------
                                            D. W. Biegler, Group President


                                                  /s/ THOMAS L. BAKER
                                        ---------------------------------------
                                              Thomas L. Baker, President


                                                  /s/ KIRK OLIVER
                                        ---------------------------------------
                                            Kirk Oliver, Vice President and
                                              Principal Financial Officer


                                                  /s/ BIGGS C. PORTER
                                        ---------------------------------------
                                          Biggs C. Porter, Vice President and
                                              Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


TXU Gas Company:


We have audited the accompanying consolidated balance sheets of TXU Gas Company (TXU Gas) and subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated operations, comprehensive loss, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of TXU Gas' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Gas and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP

Dallas, Texas
February 1, 2001

                       TXU GAS COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS


                                                                                                  Year Ended
                                                                                                 December 31,
                                                                                         ----------------------------
                                                                                            2000      1999      1998
                                                                                          ------    ------    ------
                                                                                             Millions of Dollars

Operating revenues.....................................................................   $6,530    $3,835    $4,038
                                                                                          ------    ------    ------

 Operating expenses
  Energy purchased for resale..........................................................    6,030     3,307     3,503
  Operation and maintenance............................................................      343       357       346
  Depreciation and other amortization..................................................       63        63        55
  Goodwill amortization................................................................       22        21        21
  Taxes other than income..............................................................       66        61        67
                                                                                          ------    ------    ------
    Total operating expenses...........................................................    6,524     3,809     3,992
                                                                                          ------    ------    ------

Operating income.......................................................................        6        26        46

Other income -- net....................................................................       61        16         5
                                                                                          ------    ------    ------

Income before interest, other charges
 and income taxes......................................................................       67        42        51

Interest income........................................................................        7         1        --

Interest expense and other charges.....................................................       82        77        76
                                                                                          ------    ------    ------

Loss before income taxes...............................................................       (8)      (34)      (25)

Income tax expense (benefit)...........................................................        5       (16)       (3)
                                                                                          ------    ------    ------

Net loss...............................................................................      (13)      (18)      (22)

Preferred stock dividends..............................................................        4         4         4
                                                                                          ------    ------    ------

Net loss applicable to common stock....................................................   $  (17)   $  (22)   $  (26)
                                                                                          ======    ======    ======



                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE LOSS


Net loss...............................................................................   $  (13)   $  (18)   $  (22)
                                                                                          ------    ------    ------

Other comprehensive income (loss) --
 Net change during period:
  Minimum pension liability adjustments................................................       --         1        (1)
                                                                                          ------    ------    ------
    Total..............................................................................       --         1        (1)
                                                                                          ------    ------    ------

Comprehensive loss.....................................................................   $  (13)   $  (17)   $  (23)
                                                                                          ======    ======    ======

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS



                                                                                                Year Ended
                                                                                               December 31,
                                                                                          ----------------------
                                                                                           2000    1999    1998
                                                                                          -----   -----   -----
                                                                                           Millions of Dollars

Cash flows -- operating activities
 Net loss...............................................................................  $ (13)  $ (18)  $ (22)
 Adjustments to reconcile net loss
  to cash provided by (used in) operating activities:
  Depreciation and amortization.........................................................     89      88      80
  Deferred income taxes - net...........................................................     43      18      44
  Gains from sale of assets.............................................................    (53)    (13)     --
  Changes in operating assets and liabilities:
    Accounts receivable.................................................................   (815)    167     (35)
    Inventories.........................................................................     16       7       9
    Accounts payable:
        Parent and affiliates...........................................................    (18)      9      22
        Trade...........................................................................    738    (203)     (8)
    Margin deposits.....................................................................   (225)     (6)     --
    Interest and taxes accrued..........................................................    (44)     46       7
    Other working capital...............................................................    (93)     33     (67)
    Energy marketing risk management assets and liabilities - net.......................     44     (49)     (4)
    Other - net.........................................................................     13     (29)    (62)
                                                                                          -----   -----   -----
        Cash provided by (used in) operating activities.................................   (318)     50     (36)
                                                                                          -----   -----   -----

Cash flows -- financing activities
 Issuance of securities:
  Long-term debt........................................................................    200      --     250
  TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior
    subordinated debentures of TXU Gas Company..........................................     --      --     150
  Common stock..........................................................................     --     250      --
 Retirements of securities:
  Long-term debt........................................................................     --    (150)   (188)
  Preferred stock.......................................................................     --      --    (100)
 Change in notes payable:
  Banks.................................................................................     --      (2)     (3)
  Parent................................................................................    176     (39)    124
 Cash dividends paid....................................................................     (4)     (3)     (5)
 Debt financing expenses................................................................     (1)     --      (7)
 Consideration for callholder's option..................................................      7      --      --
                                                                                          -----   -----   -----
    Cash provided by financing activities...............................................    378      56     221
                                                                                          -----   -----   -----

Cash flows -- investing activities
 Capital expenditures...................................................................   (174)   (154)   (187)
 Sale of assets.........................................................................    110      48      --
 Other investments......................................................................     (8)      1      (7)
                                                                                          -----   -----   -----
    Cash used in investing activities...................................................    (72)   (105)   (194)
                                                                                          -----   -----   -----

Cash provided by (used in) discontinued operations......................................     29       5      (3)
                                                                                          -----   -----   -----

Net change in cash and cash equivalents.................................................     17       6     (12)

Cash and cash equivalents -- beginning balance..........................................      6      --      12
                                                                                          -----   -----   -----

Cash and cash equivalents -- ending balance.............................................  $  23   $   6   $  --
                                                                                          =====   =====   =====

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                                           December 31,
                                                                                                         ---------------
                                                                                                          2000     1999
                                                                                                         ------   ------
                                                                                                       Millions of Dollars
                                        ASSETS
Current assets:
 Cash and cash equivalents.................................................................              $   23   $    6
 Accounts receivable.......................................................................               1,164      391
 Inventories - at average cost.............................................................                  85      105
 Margin deposits...........................................................................                 231        6
 Energy marketing risk management assets...................................................               1,412      581
 Other current assets......................................................................                 125       39
                                                                                                         ------   ------
   Total current assets....................................................................               3,040    1,128

Investments................................................................................                  43       38
Property, plant and equipment - net........................................................               1,417    1,351
Goodwill...................................................................................                 788      809
Regulatory assets..........................................................................                  69       45
Energy marketing risk management assets....................................................                 287       27
Deferred debits and other assets...........................................................                  44       35
                                                                                                         ------   ------

     Total Assets..........................................................................              $5,688   $3,433
                                                                                                         ======   ======

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable - banks.....................................................................              $    1   $    1
 Accounts payable:
  Parent and affiliates....................................................................                  18       36
  Trade....................................................................................               1,018      280
 Energy marketing risk management liabilities..............................................               1,396      525
 Taxes accrued.............................................................................                  15       65
 Other current liabilities.................................................................                  82      101
                                                                                                         ------   ------
   Total current liabilities...............................................................               2,530    1,008

Accumulated deferred income taxes and investment tax credits...............................                   3       13
Energy marketing risk management liabilities...............................................                 276       12
Other deferred credits and noncurrent liabilities..........................................                 376      277
Advances from parent.......................................................................                 575      385
Long-term debt, less amounts due currently.................................................                 757      551

TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary
 trust holding solely junior subordinated debentures of TXU Gas Company....................                 147      147

Contingencies (Note 11)....................................................................

Shareholders' equity (See page A-19).......................................................               1,024    1,040
                                                                                                         ------   ------

     Total Liabilities and Shareholders' Equity............................................              $5,688   $3,433
                                                                                                         ======   ======

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY



                                                                                                          Year Ended
                                                                                                         December 31,
                                                                                                  --------------------------
                                                                                                     2000      1999    1998
                                                                                                   ------    ------   -----
                                                                                                     Millions of Dollars
Preferred stock
 Balance at beginning of year...................................................................   $   75    $   75   $ 175
  Redemption of Series E preferred stock........................................................       --        --    (100)
                                                                                                   ------    ------   -----
 Balance at end of period.......................................................................       75        75      75
                                                                                                   ------    ------   -----

Common stock -- par value $.01 per share - authorized 100 million shares:
 Balance at beginning of year...................................................................       --        --      --
  Issuance of common stock to parent
    (1999 - 250,000 shares).....................................................................       --        --      --
                                                                                                   ------    ------   -----
 Balance at end of year (outstanding shares:  451,000; 451,000;
  201,000)......................................................................................       --        --      --
                                                                                                   ------    ------   -----

Paid in capital
 Balance at beginning of year...................................................................    1,016       775     771
  Issuance of common stock......................................................................       --       250      --
  Dividends declared............................................................................       (4)       (4)     (2)
  Purchase accounting adjustments...............................................................       --        --     (53)
  Other.........................................................................................        1        (5)     --
                                                                                                   ------    ------   -----
    Subtotal....................................................................................    1,013     1,016     716
  Excess of purchase price over paid in capital at acquisition date.............................       --        --      59
                                                                                                   ------    ------   -----
 Balance at end of year.........................................................................    1,013     1,016     775
                                                                                                   ------    ------   -----

Deficit
 Balance at beginning of year...................................................................      (51)      (33)     (9)
  Net loss......................................................................................      (13)      (18)    (22)
  Dividends declared............................................................................       --        --      (2)
                                                                                                   ------    ------   -----
 Balance at end of year.........................................................................      (64)      (51)    (33)
                                                                                                   ------    ------   -----

Accumulated other comprehensive income (loss)
 Minimum pension liability adjustments:
  Balance at beginning of year..................................................................       --        (1)     --
    Change during the period....................................................................       --         1      (1)
                                                                                                   ------    ------   -----
  Balance at end of year........................................................................       --        --      (1)
                                                                                                   ------    ------   -----

Total common stock equity.......................................................................      949       965     741
                                                                                                   ------    ------   -----

Shareholders' equity............................................................................   $1,024    $1,040   $ 816
                                                                                                   ======    ======   =====

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS, MERGERS AND DISPOSITIONS

     TXU Gas Company (TXU Gas) is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas and wholesale and retail marketing of natural gas and electricity throughout the United States (US) and parts of Canada. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and energy marketing, energy services, telecommunications and other businesses in the US, Europe and Australia. Businesses and subsidiaries of TXU Gas include TXU Gas Distribution, a gas distribution company in Texas, serving over 1.4 million customers and providing service through over 25,000 miles of distribution mains; TXU Lone Star Pipeline which has approximately 7,200 miles of transmission and gathering pipeline in Texas and TXU Energy Trading Company (TXU Energy Trading) a wholesale and retail marketer of natural gas and electricity throughout the US and parts of Canada.

     On August 5, 1997 (Acquisition Date), the merger transactions involving the former Texas Utilities Company, now known as TXU Energy Industries Company, a wholly-owned subsidiary of TXU Corp., and TXU Gas were completed. TXU Corp. accounted for its acquisition of TXU Gas as a purchase. Purchase accounting adjustments, including goodwill, were pushed down and are reflected in the financial statements of TXU Gas and its subsidiaries.

     TXU Gas has sold certain assets that no longer align with its long-term strategy. In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for $105 million resulting in a pre-tax gain of $53 million ($34 million after-tax), which is included in Other income-net.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Consolidation - The consolidated financial statements include the accounts of TXU Gas and its majority owned subsidiaries, including its business trust. All significant intercompany items and transactions have been eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and notes to financial statements, except per share amounts, are stated in millions of dollars unless otherwise indicated.

     Use of Estimates - The preparation of TXU Gas' consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

     System of Accounts and Other Policies - TXU Gas Distribution and TXU Lone Star Pipeline are subject to the accounting requirements prescribed by the National Association of Regulatory Utility Commissioners. TXU Gas applies the principles of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" to its cost-based regulated operations.

     Property, Plant and Equipment - Gas utility plant is stated at original cost. The cost of property additions to gas utility plant includes labor and materials, applicable overhead and payroll-related costs. Other property is stated at cost.

     Depreciation of Property, Plant and Equipment - The pipeline and distribution systems are depreciated by the straight line method over the estimated useful life of the asset, approximately 30 to 40 years from original acquisition.

     Goodwill - Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed and is being amortized over 40 years.

     Valuation of Long-lived Assets - TXU Gas evaluates the carrying value of goodwill and long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of goodwill and long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows.

     Derivative Instruments - TXU Gas uses derivative instruments for hedging purposes in non-trading activities. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the agreements as adjustments to interest expense. TXU Gas, through its energy marketing subsidiary, TXU Energy Trading, enters into a variety of transactions, involving physical commodity and derivative instruments. TXU Gas uses the mark-to-market method of accounting for trading activities. (See Note 8.) (See Changes in Accounting Standards below for the change in accounting for derivatives effective January 1, 2001.)

     Revenues - Revenues are recognized when services are provided to customers. TXU Gas Distribution records revenues on the basis of periodic cycle meter readings and includes an estimated accrual for the natural gas delivered from the meter reading dates to the end of the month. Revenues include billings under approved rates and adjustments under various mechanisms to recover or refund the cost of fuel purchased that is above or below the level included in base rates. (See Note 10 for discussion of Regulations and Rates.)

     Income Taxes - TXU Gas is included in the consolidated federal income tax return of TXU Corp. and subsidiary companies, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

     Consolidated Cash Flows - For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

     Changes in Accounting Standards - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), is effective for TXU Gas beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and measurement of those instruments at fair value.

     All derivatives within TXU Gas have been identified pursuant to SFAS No. 133 requirements. TXU Gas has designated, documented and assessed hedging relationships which resulted in cash-flow hedges that require TXU Gas to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income. Future hedge ineffectiveness will be recorded in earnings. Certain of TXU Gas' derivatives relate to its trading activities which TXU Gas accounts for on a mark-to-market basis, that are not affected by the implementation of SFAS No. 133.

     Adoption of this accounting standard as of January 1, 2001 resulted in the recognition of $2.4 million of derivative assets with a cumulative effect of $1.6 million after-tax as an increase to other comprehensive income. There are a number of issues pending before the Derivatives Implementation Group that may have an impact on the application of this statement. Management is unable to predict the outcome of these issues.

     SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Gas for transfers on or after April 1, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 requires TXU Gas to incorporate certain disclosures about securitizations in the financial statements at December 31, 2000. These disclosures have been included in Note 13.

3.   BORROWINGS AND LINES OF CREDIT

     At December 31, 2000, advances from TXU Corp. totaled $575 million. Interest on the advances accrues at a rate equal to the weighted average commercial paper rate. Weighted average interest rates on advances were 7.36% and 6.24% at December 31, 2000 and 1999, respectively.

     At December 31, 2000, TXU Corp., TXU Electric Company (TXU Electric) and TXU Gas had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 2000, TXU Gas had no borrowings outstanding under these facilities. The US Credit Agreements were amended in February 2001 and have two facilities. Facility A provides for short-term borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2002. Facility B provides for borrowings aggregating up to $1.4 billion outstanding at any one time at variable interest rates and terminates in February 2005. Facility B also provides for the issuance of up to $500 million of letters of credit. TXU Gas' borrowings under both facilities are limited to an aggregate of $650 million outstanding at any one time.

     On October 17, 2000, TXU Gas issued $200 million aggregate principal amount of Putable Asset Term Securities due October 15, 2012. The securities have a fixed rate of 7-5/8% from the date of issuance through October 14, 2002. TXU Gas also assigned to a third party the right to call the securities. On October 15, 2002, the securities will be either mandatorily tendered to and purchased by the callholder or mandatorily redeemed by TXU Gas. If the callholder chooses to purchase the securities, TXU Gas may elect to have the securities remarketed for a period of up to one year, in which case the callholder must purchase the securities at the end of the period. If the callholder exercises its right to call the securities on October 15, 2002, or at the end of the period if applicable, the securities will be remarketed at a fixed rate for a ten year period. If the callholder does not purchase the securities on October 15, 2002, TXU Gas will be required to redeem all of the securities for 100% of the aggregate principal amount outstanding plus accrued interest, if any.

                                                                            December 31,
                                                                            ------------
                                                                             2000   1999
                                                                            -----  -----
Long-term Debt:
 6.25% Notes due 2003..................................................     $ 125  $ 125
 6 3/8% Notes due 2004.................................................       150    150
 7 1/8% Notes due 2005.................................................       150    150
 6.564% Remarketed Reset Notes due 2008................................       125    125
 7 5/8% Putable Asset Term Securities due 2012.........................       200     --
Unamortized premium and discount and fair value adjustments............         7      1
                                                                            -----  -----
 Total.................................................................       757    551
Less amounts due currently.............................................        --     --
                                                                            -----  -----
 Long-term debt, less amounts due currently............................     $ 757  $ 551
                                                                            =====  =====

                                                  2001     2002     2003     2004   2005
                                                 -----    -----    -----    -----  -----
Maturities (for next 5 years)...........         $  --    $ 200    $ 125    $ 150  $ 150

4. TXU GAS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS (TRUST SECURITIES)

     At December 31, 2000, a statutory business trust, TXU Gas Capital I had $147 million of floating rate Trust Securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At December 31, 2000, TXU Gas had two interest rate swap agreements with respect to floating rate trust securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.


5.   PREFERRED STOCK

     At December 31, 2000, TXU Gas had 2,000,000 authorized shares of preferred stock with 75,000 shares outstanding of Series F. The Series F stock has a stated value of $1,000 per share and is redeemable at stated value. The Series F preferred stock is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one-fortieth of a share ($25 per share). Holders of the preferred stock are entitled to its stated value upon involuntary liquidation. Dividend rates are determined quarterly, in advance, based on 87% of the "Applicable Rate" (highest of the three-month US Treasury bill rate, the US Treasury ten-year constant maturity rate and either the US Treasury twenty-year or thirty-year constant maturity rate, as defined) with a minimum rate of 4.50% and a maximum rate of 10.50%. At December 31, 2000, the Series F stock bears an annual dividend rate of 5.2635%. Dividends declared on the Series F stock were $4 million in 2000, $4 million in 1999 and $4 million in 1998 ($53.549, $49.829 and $48.856 per share, respectively).

6.   INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:


                                                                                Year Ended
                                                                               December 31,
                                                                          ---------------------
                                                                           2000     1999   1998
                                                                          -----    -----  -----
Current
  Federal...............................................................  $ (39)   $(34)  $ (46)
  Foreign...............................................................      1      --      (1)
                                                                          -----    ----   -----
    Total...............................................................    (38)    (34)    (47)
                                                                          -----    ----   -----
Deferred
  Federal...............................................................     43      18      44
                                                                          -----    ----   -----
    Total...............................................................  $   5    $(16)  $  (3)
                                                                          =====    ====   =====

     Reconciliation of income taxes (benefit) computed at the federal statutory rate to provision (benefit) for income taxes:



                                                                            Year Ended
                                                                           December 31,
                                                                       --------------------
                                                                       2000    1999    1998
                                                                       ----    ----    ----
Loss before income taxes.............................................  $ (8)   $(34)   $(25)
                                                                       ====    ====    ====
Income taxes (benefit) at the US federal statutory rate of 35%.......  $ (3)   $(12)   $ (9)
Valuation allowance..................................................  ----     (10)     --
Amortization of goodwill.............................................     7       7       7
Other -- net.........................................................     1      (1)     (1)
                                                                       ----    ----    ----
    Income tax expense (benefit).....................................  $  5    $(16)   $ (3)
                                                                       ====    ====    ====


     The components of TXU Gas' deferred tax assets and deferred tax liabilities are as follows:


                                                                              December 31,
                                                      -----------------------------------------------------------
                                                                  2000                           1999
                                                      ----------------------------  -----------------------------
                                                       Total   Current  Noncurrent   Total    Current  Noncurrent
                                                      -------  -------  ----------  --------  -------  ----------
Deferred tax assets:

Net operating loss and other tax credit
  carryforwards.....................................    $ 118    $  15       $ 103     $ 136    $  15        $121
Retirement and other employee benefit
  obligations.......................................       60       --          60        41       --          41
Accruals and allowances.............................        3        1           2        15       12           3
Other...............................................       33       13          20        42        2          40
                                                      -------  -------  ----------  --------  -------  ----------
  Total.............................................      214       29         185       234       29         205
                                                      -------  -------  ----------  --------  -------  ----------
Deferred tax liabilities and unamortized
investment tax credits:

Property related differences........................      154       --         154       164       --         164
Gain on debentures..................................       --       --          --         6       --           6
Other...............................................       --       --          --        18       --          18
Deferred state income taxes.........................       --       --          --        10       --          10
Unamortized investment tax credits..................        3       --           3         3       --           3
                                                      -------  -------  ----------  --------  -------  ----------

  Total.............................................      157       --         157       201       --         201
                                                      -------  -------  ----------  --------  -------  ----------

Net deferred tax asset..............................    $  57    $  29       $  28     $  33    $  29        $  4
                                                      =======  =======  ==========  ========  =======  ==========

     At December 31, 2000, domestic net operating-loss (NOL) carryforwards total $277 million and alternative minimum tax-credit carryforwards total $21 million. The tax benefits of these carryforwards of $118 million, as shown above, are available to offset future tax payments. Due to a 1999 change in Internal Revenue Service (IRS) Regulations, TXU Gas expects to fully utilize all of such NOLs. Accordingly, a previously recorded deferred tax asset valuation allowance of $10 million was eliminated in 1999. TXU Gas utilized $42 million of NOL carryforward in 2000. At December 31, 2000, TXU Gas has $2 million of general business credit carryforwards which began expiring in 1999. As a result of limitations on the timing of use arising from the merger, TXU Gas does not expect to fully utilize such tax credit carryforwards prior to their expiration date; therefore, such credits were written off as a purchase accounting adjustment in 1997.

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

7.   RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS

     Most US employees of TXU Corp. are covered by various defined benefit pension plans which provide benefits based on years of service and average earnings. In addition, most TXU Gas employees are eligible for voluntary participation in EN$AVE, the employee stock purchase and savings plan. The plan is participant-directed defined contribution combination employee stock ownership and profit sharing plans under Section 401(k) and 401(m) of the Internal Revenue Code and are subject to the provisions of the Employee Retirement Income Security Act of 1974. Under each of the plans, a participant may invest, through pre-tax salary deferrals or after-tax payroll deductions, a specified amount ranging from 1% to 16% of regular salary or wages. Employer matching contributions as a percentage of participant contributions, up to 6% of base pay, are at a rate of 40%, 50% or 60% depending on length of service. Contributions to EN$AVE aggregated $2 million for each of the years ending December 31, 2000, 1999 and 1998.

     Pension Plan - At the Acquisition Date, TXU Gas had a defined benefit pension plan providing retirement income benefits for substantially all of its employees. Effective January 1, 1998, the TXU Gas qualified retirement plan was merged into a retirement plan of TXU Corp., which covers TXU Corp. employees and certain other subsidiaries. Accrued retirement costs are funded to the extent such amounts are deductible for federal income tax purposes. Plan assets consist primarily of equity investments, government bonds and corporate bonds. Benefits are based on years of credited service and average compensation and were not affected by the merger.

     During 1999, certain TXU Gas employees were offered and accepted early retirement and settlement options. A portion of these costs are recoverable; therefore, an offseting regulatory asset was recorded.

     The following tables provide information for TXU Gas' participation in TXU Corp.'s plan, using actuarial allocations for 2000.

                                                                                                      Year Ended
                                                                                                     December 31,
                                                                                        --------------------------------------
                                                                                         2000            1999             1998
                                                                                        -----           -----            -----

Weighted-average assumptions:
Discount rate.................................................................           8.00%           8.25%            7.00%
Expected return on plan assets................................................           9.00%           9.00%            9.00%
Rate of compensation increase.................................................           4.30%           4.30%            4.30%

Components of net pension costs:
Service cost..................................................................          $   2           $   2            $   5
Interest cost.................................................................             26              24               26
Expected return on assets.....................................................            (27)            (25)             (25)
Amortization of net gain......................................................             (1)             --               --
Amortization of unrecognized prior service cost...............................             --              --               (1)
Recognized termination benefits loss..........................................             --               3               --
                                                                                        -----           -----            -----
  Net periodic pension cost...................................................          $  --           $   4            $   5
                                                                                        =====           =====            =====

Change in pension obligation:
Pension obligation at beginning of year.......................................          $ 319           $ 399
  Service cost................................................................              2               2
  Interest cost...............................................................             26              24
  Plan amendments.............................................................              4              --
  Actuarial (gain)/loss.......................................................              7             (76)
  Benefits paid...............................................................            (22)            (20)
  Settlements.................................................................             --             (13)
  Special termination benefits................................................             --               3
                                                                                        -----           -----
Pension obligation at end of year.............................................          $ 336           $ 319
                                                                                        =====           =====

Change in plan assets:
Fair value of assets at beginning of year.....................................          $ 318           $ 320
  Actual return on assets.....................................................              8              29
  Employer contributions......................................................              3               2
  Benefits paid...............................................................            (21)            (20)
  Settlements.................................................................             --             (13)
                                                                                        -----           -----
Fair value of assets at end of year...........................................          $ 308           $ 318
                                                                                        =====           =====

Funded status:
Pension obligation............................................................          $(336)          $(319)
Fair value of assets..........................................................            308             318
Unrecognized prior service cost...............................................             (2)             (6)
Unrecognized net (gain)/loss..................................................            (26)            (52)
                                                                                        -----           -----
Accrued pension costs.........................................................          $ (56)          $ (59)
                                                                                        =====           =====

     The following table provides information for the TXU Corp. defined benefit pension plan in which TXU Gas and certain other subsidiaries of TXU Corp. participate:


                                                                                                     Year Ended
                                                                                                    December 31,
                                                                                              ------------------------
                                                                                               2000               1999
                                                                                              -----              -----
Weighted-average assumptions:
Discount rate....................................................................              8.00%              8.25%
Expected return on plan assets...................................................              9.00%              9.00%
Rate of compensation increase....................................................              4.30%              4.30%

Components of net pension costs:
Service cost.....................................................................             $  12              $  15
Interest cost....................................................................                47                 46
Expected return on assets........................................................               (52)               (53)
Amortization of net (gain)/loss..................................................                (1)                 1
Recognized termination benefits loss.............................................                --                 25
                                                                                              -----              -----
 Net periodic pension cost.......................................................             $   6              $  34
                                                                                              =====              =====

Change in pension obligation:
Pension obligation at beginning of year..........................................             $ 572              $ 678
 Service cost....................................................................                12                 15
 Interest cost...................................................................                47                 46
 Plan amendments.................................................................                 6                 --
 Actuarial (gain)/loss...........................................................                36               (111)
 Benefits paid...................................................................               (33)               (27)
 Curtailments....................................................................                --                  1
 Settlements.....................................................................                --                (55)
 Special termination benefits....................................................                --                 25
                                                                                              -----              -----
Pension obligation at end of year................................................             $ 640              $ 572
                                                                                              =====              =====

Change in plan assets:
Fair value of assets at beginning of year........................................             $ 655              $ 659
 Actual return on assets.........................................................                17                 62
 Employer contributions..........................................................                20                 14
 Benefits paid...................................................................               (30)               (27)
 Settlements.....................................................................                --                (53)
                                                                                              -----              -----
Fair value of assets at end of year..............................................             $ 662              $ 655
                                                                                              =====              =====

Funded status:
Pension obligation...............................................................             $(640)             $(572)
Fair value of assets.............................................................               662                655
Unrecognized net transition asset................................................                (1)                (1)
Unrecognized prior service cost..................................................                 3                 (3)
Unrecognized net gain............................................................               (79)              (151)
                                                                                              -----              -----
Accrued pension costs............................................................             $ (55)             $ (72)
                                                                                              =====              =====

     Postretirement Benefits Other Than Pensions - In addition to the retirement plan, TXU Gas offers certain health care and life insurance benefits to substantially all employees and their eligible dependents at retirement. In connection with the merger, the plan was amended to provide coverage to those employees hired after July 1, 1989 not previously eligible for postretirement medical benefits. In addition, the health care benefits provided to retirees under the plan were enhanced to reflect the same level of benefits as offered by other such plans of TXU Corp. companies. The unrecognized prior service cost at December 31, 1997 arose from these two changes, which occurred after the Acquisition Date. Effective January 1, 1998, the TXU Gas postretirement benefit plan was merged into the postretirement benefit plan of TXU Corp. Obligations have not been prefunded. Benefits received vary in level depending on years of service and retirement dates. The following tables provide information for TXU Gas' participation in TXU Corp.'s plan, using actuarial allocations for 2000.

                                                                                           Year Ended
                                                                                          December 31,
                                                                              ---------------------------------
                                                                               2000          1999          1998
                                                                              -----         -----         -----

Weighted-average assumptions:
Discount rate..................................................                8.00%         8.25%         7.00%
Expected return on plan assets.................................                7.99%         8.50%         8.50%

Components of net periodic postretirement benefit costs:
Service cost...................................................               $   1         $   2         $   3
Interest cost..................................................                   7             7             7
Amortization of unrecognized prior service cost................                   1             1             1
Recognized curtailment loss....................................                  --             1            --
                                                                              -----         -----         -----
  Net periodic postretirement benefit cost.....................               $   9         $  11         $  11
                                                                              =====         =====         =====

Change in postretirement benefit obligation:
Benefit obligation at beginning of year........................               $  92         $ 105
  Service cost.................................................                   1             2
  Interest cost................................................                   7             7
  Participant contributions....................................                   1             1
  Actuarial (gain)/loss........................................                   8           (14)
  Benefits paid................................................                 (10)          (10)
  Curtailments.................................................                  --             1
                                                                              -----         -----
Benefit obligation at end of year..............................               $  99         $  92
                                                                              =====         =====

Change in plan assets:
Fair value of assets at beginning of year......................               $   2         $   1
  Employer contributions.......................................                   8             1
  Benefits paid................................................                  (4)           --
                                                                              -----         -----
Fair value of assets at end of year............................               $   6         $   2
                                                                              =====         =====

Funded status:
Benefit obligation.............................................               $ (99)        $ (92)
Fair value of assets...........................................                   6             2
Unrecognized prior service cost................................                  14            16
Unrecognized net gain..........................................                 (13)          (20)
                                                                              -----         -----
Accrued postretirement benefit cost............................               $ (92)        $ (94)
                                                                              =====         =====

     The expected increase in costs of future benefits covered by the postretirement benefit plan is projected using a health care cost trend rate of 5% in 2001 and thereafter. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 2000 by approximately $8 million and other postretirement benefits cost for 2000 by approximately $1 million.

     The following table provides information for the TXU Corp. postretirement benefit plan in which TXU Gas and certain other subsidiaries of TXU Corp. participate:

                                                                                                 Year Ended
                                                                                                December 31,
                                                                                        ---------------------------
                                                                                         2000                 1999
                                                                                        -----                ------
Weighted-average assumptions:
Discount rate................................................................            8.00%                 8.25%
Expected return on plan assets...............................................            8.49%                 8.49%

Components of net periodic postretirement benefit costs:
Service cost.................................................................           $   8                 $   9
Interest cost................................................................              17                    16
Expected return on assets....................................................              (4)                   (3)
Amortization of unrecognized net transition obligation.......................               1                     1
Amortization of unrecognized prior service cost..............................               1                     1
Recognized curtailment loss..................................................              --                     8
                                                                                        -----                 -----
 Net periodic postretirement benefit cost....................................           $  23                 $  32
                                                                                        =====                 =====

Change in postretirement benefit obligation:
Benefit obligation at beginning of year......................................           $ 214                 $ 237
 Service cost................................................................               8                     9
 Interest cost...............................................................              17                    16
 Participant contributions...................................................               4                     2
 Actuarial (gain)/loss.......................................................              18                   (38)
 Benefits paid...............................................................             (16)                  (19)
 Curtailments................................................................              --                     7
                                                                                        -----                ------
Benefit obligation at end of year............................................           $ 245                $  214
                                                                                        =====                ======

Change in plan assets:
Fair value of assets at beginning of year....................................           $  40                 $  41
 Actual return on plan assets................................................               3                    (6)
 Employer contributions......................................................              16                    11
 Participant contributions...................................................               3                     1
 Benefits paid...............................................................              (9)                   (7)
                                                                                        -----                 -----
Fair value of assets at end of year..........................................           $  53                 $  40
                                                                                        =====                 =====

Funded status:
Benefit obligation...........................................................           $(245)                $(214)
Fair value of assets.........................................................              53                    40
Unrecognized transition obligation...........................................              15                    16
Unrecognized prior service cost..............................................              15                    16
Unrecognized net (gain)/loss.................................................              15                    (4)
                                                                                        -----                 -----
Accrued postretirement benefit cost..........................................           $(147)                $(146)
                                                                                        =====                 =====

8.   DERIVATIVE INSTRUMENTS

     TXU Gas enters into derivative instruments, including options, swaps, futures, forwards and other contractual commitments for both non-trading and trading purposes. TXU Gas and its subsidiaries enter into derivative instruments for non-trading purposes in order to manage market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. Gains and losses on non-trading derivative instruments effective as hedges are deferred and recorded as a component of the underlying transaction when settled. TXU Gas also enters into derivative instruments and other contractual commitments for trading purposes through its subsidiary TXU Energy Trading. Contracts entered into for trading purposes are recorded on a mark-to-market basis with gains and losses recognized in earnings in the period in which such valuation changes occur.

     See Note 2 for the change in accounting for derivatives effective January 1, 2001.

Non-Trading

     Interest Rate Risk Management - TXU Gas enters into interest rate swaps to manage exposures to the market risk inherent in fixed rate debt securities and the cash flow risk inherent in variable rate securities. The terms of each swap and the underlying hedged security are in Note 4.

     Energy Price Risk Management - As a result of continued regulation, TXU Gas Distribution has minimal exposure to energy price risk, therefore, its use of derivative instruments is limited.

Trading

     In 2000, TXU Energy Trading further positioned itself to provide comprehensive energy products and services to a diversified client base. TXU Energy Trading continues to engage in risk management activities, including the purchase and sale of physical commodities, and entering into futures contracts, other forward commitments, swap agreements, exchange traded options, over-the-counter options which are net settled or physically settled, exchange-of-futures-for-physical transactions, energy exchange transactions, storage activities, and other contractual arrangements.

     TXU Energy Trading manages market risk on a portfolio basis within limitations imposed by its Board of Directors and in accordance with TXU Gas' overall risk management policies. Market risks are monitored daily, utilizing appropriate mark-to-market methodologies, which value the portfolio of contracts and the hypothetical effect on this value from changes in market prices.
Various techniques and methodologies are used that simulate forward price curves in their respective markets to estimate the size and probability of changes in market value resulting from price movements. These techniques include, but are not limited to, sensitivity analyses. The use of these methodologies requires a number of key assumptions including the selection of confidence levels, the holding period of the positions, and the depth and applicability to future periods of historical price information.

     The portfolio is subject to a number of risks and costs associated with the future contractual commitments, including price risk, credit risk associated with counterparties, product location (basis) differentials and market liquidity. TXU Energy Trading continuously monitors the valuation of identified risks and adjusts the portfolio based on present market conditions. Reserves are established in recognition that certain risks exist until delivery of energy has occurred, counterparties have fulfilled their financial commitments and related financial instruments mature or are closed out. Price and credit risk are further managed through established trading policies and limits which are evaluated on a daily basis.

     The fair value of open positions expiring within one year is included as a separate component of current assets and liabilities on the balance sheet, and the long-term portion is included as a noncurrent asset or liability. Gross revenue and expenses from physically settled transactions are included within Operating Revenues and Operating Expenses, respectively. Financially settled transactions along with unrealized gains and losses from changes in the fair value of the open positions are included within Operating Revenues on a net basis.

     The following table displays the mark-to-market values of the energy trading risk management assets and liabilities:

                                                                                December 31,
                                                           -------------------------------------------------------
                                                                      2000                        1999
                                                           --------------------------    -------------------------
                                                           Assets   Liabilities  Net     Assets  Liabilities  Net
                                                           -------  -----------  ----    ------  -----------  ----
Fair value
  Current................................................   $1,425       $1,396   $29      $590         $525   $65
  Noncurrent.............................................      287          276    11        27           12    15
                                                            ------       ------   ---      ----         ----   ---
   Total.................................................   $1,712       $1,672    40      $617         $537    80
                                                            ======       ======            ====         ====
  Less reserves..........................................                          13                            9
                                                                                  ---                          ---
   Net of reserves.......................................                         $27                          $71
                                                                                  ===                          ===

Average value for year
  Total..................................................   $1,198       $1,135   $63      $608         $510   $98
                                                            ======       ======            ====         ====
  Less reserves..........................................                          10                            9
                                                                                  ---                          ---
   Net of reserves.......................................                         $53                          $89
                                                                                  ===                          ===

     TXU Energy Trading recognized net trading losses of $7 million in 2000 and net trading gains of $9 million in 1999 and $46 million in 1998.

     Credit Risk - Credit risk relates to the risk of loss that TXU Gas would incur as a result of nonperformance by counterparties. TXU Gas maintains credit policies with regard to its counterparties that enable management to manage overall credit risk. TXU Gas generally does not obtain collateral to support the agreements but establishes credit limits, monitors the financial viability of counterparties and seeks guarantees when appropriate. In the event a counterparty's credit rating declines, TXU Gas may apply certain remedies, if considered necessary. TXU Gas believes that it has established adequate reserves in regard to the risk of nonperformance by counterparties.

     The exposure of fixed price natural gas and electric power purchase and sale commitments, and derivative financial instruments, including options, swaps, futures and other contractual commitments, is based on a methodology that uses a five-day holding period and a 95% confidence level. The notional amounts and terms of the portfolio as of December 31, 2000 included financial instruments that provide for fixed price receipts of 1,589 trillion British thermal units equivalent (TBtue) and fixed price payments of 2,664 TBtue, with a maximum of seven years. Additionally, sales and purchase commitments totaling 1,273 TBtue, with terms extending up to seven years, are included in the portfolio as of December 31, 2000.

9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and related estimated fair values of TXU Gas' significant financial instruments were as follows:

                                                                                                     December 31,
                                                                                   ----------------------------------------------
                                                                                            2000                    1999
                                                                                   ----------------------   ---------------------
                                                                                                Estimated               Estimated
                                                                                    Carrying      Fair       Carrying     Fair
                                                                                     Amount       Value       Amount      Value
                                                                                   ----------   ---------   ---------   ---------
On-balance sheet liabilities:
 Long-term debt (including current maturities) (a)...............................       $(757)      $(755)      $(551)      $(535)
 TXU Gas obligated, mandatorily redeemable, preferred
   securities of subsidiary trust holding solely junior
   subordinated debentures of TXU Gas (b)........................................        (147)       (150)       (147)       (138)

Off-balance sheet assets (liabilities):
 Financial guarantees (c)........................................................          --          --          --         (75)
 Interest rate swaps (d).........................................................          --           2          --           8

Estimated fair value: (a) variable-rate debt - approximates carrying amount, exchange traded debt - quoted market prices, and other debt - discounted value using rates for debt with similar characteristics; (b) quoted market prices; (c) determined using the full notional amount of the guarantee; (d) fair values for interest rate swaps are based either on quotes or the cost to terminate the agreements.

     The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different from their related carrying amounts. The carrying amount of investments and advances from parent approximates the fair value.


10.  REGULATIONS AND RATES

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

     TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $19.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2000 in addition to about $7.5 million granted in 1999 and $2.5 million granted in 1998. Rate cases supporting $18.5 million in annualized revenue increases were filed in 178 cities as of March 2, 2001. On November 20, 2000, the RRC issued a final order in the appeal by the three cities in the Dallas Distribution System. The final order approved a rate increase of $2.6 million for residential and commercial customers and this amount is included in the total rate relief of $19.8 million for 2000. The RRC also approved recovery of approximately $2.1 million in expenses related to the case. Weather normalization adjustment clauses which allow rates to be adjusted to reflect warmer- or colder-than-normal weather during the winter months, reducing the impact of variations in weather on TXU Gas Distribution's earnings have been approved by 320 cities served by TXU Gas Distribution, representing 79% of TXU Gas Distribution's residential and commercial sales volumes. These clauses allow rates to be adjusted to reflect the impact of warmer- or colder-than-normal weather during the winter months, reducing the impact of variations in weather on TXU Gas Distribution's earnings.

     In October 1999, TXU Lone Star Pipeline filed with the RRC a Statement of Intent to change the city gate rate for gas transported for subsequent distribution to residential and commercial customers. The filing requested a general increase in annual revenues of approximately $20 million. In June 2000, the RRC issued a final ruling on TXU Lone Star Pipeline's requested gate rate increase that denied the increase and resulted in a $1.5 million reduction in the city gate rate, but granted favorable changes to its tariff structure.

11.  COMMITMENTS AND CONTINGENCIES

     In August 1998, the Gracy Fund, L.P. (Gracy Fund) filed suit in the United States District Court for the Northern District of Texas against EEX Corporation, formerly Enserch Exploration, Inc. (EEX), TXU Corp., David W. Biegler, Gary J. Junco, Erle Nye, Thomas Hamilton and J. Phillip McCormick. The Gracy Fund sought to represent a class of certain purchasers of the common stock of ENSERCH Corporation (now TXU Gas) and EEX based upon claims of various violations of the Securities Act of 1933 (Securities Act) and the Securities Exchange Act of 1934 (Exchange Act). Also in August 1998, Stan C. Thorne (Thorne) filed suit in the United States District Court for the Southern District of Texas against EEX, TXU Gas, DeGolyer & MacNaughton, David W. Biegler, Gary J. Junco, Fredrick S. Addy and B. K. Irani and sought to represent
a certain class of purchasers of common stock of EEX.    In December 1998, the
United States District Court for the Northern District of Texas issued an Order consolidating the Gracy Fund and the Thorne suits (Consolidated Action). In January 1999, the Gracy Fund et al. filed an amended class action complaint in the Consolidated Action against EEX, TXU Gas, David W. Biegler, Gary J. Junco, Thomas Hamilton, J. Philip McCormick, Fredrick S. Addy and B. K. Irani. TXU Corp. and Erle Nye were omitted as defendants pursuant to a tolling agreement. The individual named defendants are current or former officers and/or directors of EEX, and Mr. Biegler has been an officer and director of TXU Gas. The amended complaint alleges violations of provisions of the Securities Act and the Exchange Act. The plaintiff in the Consolidated Action represented a class of persons acquiring stock of ENSERCH Corporation and/or EEX between August 3, 1995 and August 5, 1997, inclusive. The parties to the Consolidated Action entered into an agreement that formed the basis of the settlement of this litigation, the terms of which required TXU Gas to pay $5 million as its portion of the settlement. On December 28, 2000, the Court entered an Order approving the settlement and dismissing the case.

     In July 1999, the City of Gatesville, Texas filed suit in the State District Court of Coryell County, Texas, 52nd Judicial District, against TXU Gas Distribution, TXU Gas and other TXU companies, and sought to represent a class of plaintiffs consisting of approximately 490 Texas cities, towns and other municipalities to which TXU Gas Distribution had paid municipal franchise fees over a period of twenty-five years. This case is in the early stages of discovery, and a decision on class certification has not yet been made. The complaint alleges that TXU Gas Distribution concealed information from the cities regarding its revenue data, gross receipts and related charges and fees that where subject to, but not used as a basis for determining, municipal franchise fees owed to the plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Gas Distribution believes the claims are without merit and intends to vigorously defend this suit.

     In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas (named in the litigation as ENSERCH) and TXU Energy Trading, a wholly-owned subsidiary. The suit was removed to federal court and is pending before the United States District Court for the District of Wyoming as the result of a consolidation in a pending multi-district litigation matter. A motion to remand the case back to Kansas State District Court was granted on January 16, 2001, and the case is now pending in Stevens County, Kansas.
Quinque and the other named plaintiffs sought to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas and TXU Energy Trading are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Energy Trading believe these claims are without merit and intend to vigorously defend this suit.

     TXU Gas and its subsidiaries are party to other lawsuits arising in the ordinary course of its business. TXU Gas believes, based on its current knowledge and the advice of counsel, that all such lawsuits and resulting claims would not have a material adverse effect on its financial position, results of operations or cash flows.

     Environmental Matters - TXU Gas is subject to federal, state and local environmental laws and regulations that regulate the discharge of materials into the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The level of future expenditures for environmental matters, including costs of obtaining operating permits, equipment monitoring and modifications under the Federal Clean Air Act, as amended, and cleanup obligations, cannot be fully ascertained until the regulations that implement the applicable laws have been approved and adopted. It is management's opinion that all such costs, when finally determined, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of TXU Gas.

     Leases - Rental expenses incurred under all operating leases aggregated $8 million in 2000, $4 million for 1999 and $5 million for 1998. As of January 1, 2001, TXU Gas has future operating lease commitments of $22 million consisting of $2 million a year for the years 2001 to 2005 and $12 million for years thereafter.

     Gas Purchase Contracts - TXU Gas Distribution buys gas under long-term and short-term intrastate contracts in order to assure a reliable supply to its customers. Many of these contracts require minimum purchases of gas. TXU Gas Distribution has made accruals for payments that may be required for settlement of gas-purchase contract claims asserted or that are probable of assertion. TXU Gas Distribution continually evaluates its position relative to asserted and unasserted claims, above-market prices or future commitments. Based on estimated gas demand, which assumes normal weather conditions, requisite gas purchases are expected to substantially satisfy purchase obligations for the year 2001 and thereafter.

     Concentrations of Credit Risk - TXU Gas Distribution operations have trade receivables from a few large industrial customers in north central Texas arising from the sale of natural gas. A change in economic conditions may affect the ability of customers to meet their contractual obligations. TXU Gas believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

12.  SEGMENT INFORMATION

     TXU Gas has two reportable operating segments. In 2000, TXU Gas renamed its US Gas Pipeline and Distribution segment to Gas Pipeline and Distribution and its US Energy Marketing segment to Energy Marketing and included its liquified and compressed natural gas fuels operations in the Energy Marketing segment. Prior years have been restated to conform to current year presentation.

     (1) Gas Pipeline and Distribution - operations involving the purchase, transmission, distribution and sale of natural gas in Texas;

     (2) Energy Marketing - operations involving purchasing and selling natural gas and electricity and providing risk management services for the energy industry throughout the US and parts of Canada; and

     Other - non-segment operations.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TXU Gas evaluates performance based on net income or loss. TXU Gas accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

                                                  Gas
                                             Pipeline and     Energy
                                             Distribution   Marketing    Other   Eliminations   Consolidated
                                             -------------  ----------  -------  -------------  -------------
Trade Revenues-
  2000.....................................        $1,097      $5,433    $  --          $  --         $6,530
  1999.....................................           839       2,991        5             --          3,835
  1998.....................................           830       3,207        1             --          4,038

Affiliated-
  2000.....................................            10          (3)      --             (7)            --
  1999.....................................            24          --       --            (24)            --
  1998.....................................            24          --       --            (24)            --

Depreciation and Amortization
(including goodwill amortization) -
  2000.....................................            83           2       --             --             85
  1999.....................................            81           2        1             --             84
  1998.....................................            76           2       (2)            --             76

Interest Expense and Other Charges-
  2000.....................................            42          10       86            (56)            82
  1999.....................................            41           3       74            (41)            77
  1998.....................................            42           3       71            (40)            76

Income Tax Expense (Benefit)-
  2000.....................................            53         (35)     (13)            --              5
  1999.....................................            22         (14)     (24)            --            (16)
  1998.....................................             7           3      (13)            --             (3)

Net Income (Loss)-
  2000.....................................            73         (66)     (20)            --            (13)
  1999.....................................            17         (26)      (9)            --            (18)
  1998.....................................           (10)          7      (19)            --            (22)

Investment in Equity Investees-
  2000.....................................            --           2       --             --              2
  1999.....................................            --           1       --             --              1
  1998.....................................             4          --       --             --              4

Total Assets-
  2000.....................................         2,899       2,894    1,492         (1,597)         5,688
  1999.....................................         2,633         937    1,836         (1,973)         3,433
  1998.....................................         3,140       1,378    2,067         (2,628)         3,957

Capital Expenditures-
  2000.....................................           124          48        2             --            174
  1999.....................................           150           2        2             --            154
  1998.....................................           154           3       30             --            187

13.  SUPPLEMENTARY FINANCIAL INFORMATION

     Sale Of Receivables - TXU Gas has facilities with financial institutions whereby it is entitled to sell and such financial institutions may purchase, on an ongoing basis, undivided interests in customer accounts receivable representing up to an aggregate of $100 million. Additional receivables are continually sold to replace those collected. At December 31, 2000 and 1999, accounts receivable of TXU Gas were reduced by $100 million to reflect the sales of such receivables to financial institutions under such agreements.

     Discontinued Operations - At December 31, 2000, TXU Gas' discontinued businesses had assets of $33 million and liabilities of $42 million. Management believes that adequate provision for uncollectible claims and accounts receivable, income tax matters and expenses for wind-up of discontinued engineering and construction operations has been made. The resolution of certain matters and the evaluation of remaining contingencies resulted in after-tax income of $3 million in 2000 which is included in Other income-net.

     Accounts Receivable - At December 31, 2000 and 1999 accounts receivable are stated net of uncollectible accounts of $17 million and $8 million, respectively.

Inventories by major category--

                                                                   December 31,
                                                            -------------------------
                                                             2000               1999
                                                            ------             ------
Materials and supplies.........................             $    5             $   12
Gas stored underground.........................                 80                 93
                                                            ------             ------
 Total inventories.............................             $   85             $  105
                                                            ======             ======

Property, Plant and Equipment--

                                                                   December 31,
                                                            -------------------------
                                                             2000               1999
                                                            ------             ------

Gas distribution and pipeline..................             $1,510             $1,378
Other..........................................                 25                 68
                                                            ------             ------
 Total.........................................              1,535              1,446
Less accumulated depreciation..................                205                142
                                                            ------             ------
 Net of accumulated depreciation...............              1,330              1,304
Construction work in progress..................                 87                 47
                                                            ------             ------
 Net property, plant and equipment.............             $1,417             $1,351
                                                            ======             ======

     Goodwill - At December 31, 2000 and 1999 goodwill is stated net of accumulated amortization of $72 million and $50 million, respectively.

     Affiliated Transactions - TXU Gas has transactions with TXU Corp. and affiliates. Interest expense related to borrowing from TXU Corp. was $27 million, $19 million and $16 million for 2000, 1999 and 1998, respectively. TXU Business Services Company billed TXU Gas $59 million, $60 million and $55 million for 2000, 1999 and 1998, respectively for financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. Also, TXU Gas was billed $72 million, $92 million and $107 million for 2000, 1999 and 1998, respectively, by TXU Electric primarily for employee services and expenses at cost. TXU Gas had revenues of $20 million, $15 million and $18 million from the sale and transportation of gas to other TXU Corp. subsidiaries during the respective periods.

     Cash Payments - The schedule below details TXU Gas' supplemental cash flow information:

                                                                    Year Ended
                                                                   December 31,
                                                               --------------------
                                                               2000    1999    1998
                                                               ----    ----    ----
CASH PAYMENTS (REFUNDS)
 Interest costs (net of amounts capitalized)................   $ 78    $ 79    $ 72
                                                               ====    ====    ====
 Income taxes -- net........................................   $(47)   $(91)   $(58)
                                                               ====    ====    ====

NON-CASH INVESTING AND FINANCING ACTIVITIES
 Conversion of debentures...................................   $ --    $ --    $  3
                                                               ====    ====    ====

     Quarterly Results (Unaudited) -- The results of operations by quarters are summarized below. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.


                                                                                      Quarter Ended
                                                                     -----------------------------------------------
                                                                     March 31  June 30   September 30   December 31
                                                                     --------  --------  -------------  ------------

2000:
Revenues...........................................................    $1,350   $1,338         $1,622        $2,220
Operating Income (Loss)............................................        62      (21)           (27)           (8)
Net Income (Loss)..................................................        26        7            (29)          (17)
Net Income (Loss) Applicable to Common Stock.......................        25        6            (30)          (18)


1999:
Revenues...........................................................    $1,096   $  690         $  952        $1,097
Operating Income (Loss)............................................        41      (30)           (31)           46
Net Income (Loss)..................................................        12      (33)           (26)           29
Net Income (Loss) Applicable to Common Stock.......................        11      (34)           (27)           28

                                                                      Appendix B

                      TXU GAS EXHIBITS FOR 2000 FORM 10-K

                       Previously Filed*
             --------------------------------------
                     With
                     File                 As
 Exhibits           Number              Exhibit
-----------  ---------------------  ---------------

2(a)         333-12391              2(a)                --  Amended and Restated Agreement and Plan of Merger, dated as of April 13, 1996, among Texas Utilities Company, TXU
                                                            Gas (formerly known as ENSERCH Corporation) and TUC
                                                            Holding Company.

2(b)         333-12391                                  --  Form of Agreement and Plan of Distribution included as
                                                            Exhibit A to the Plan of Merger attached as Annex I to
                                                            TXU Gas' Proxy Statement dated September 23, 1996.

3(a)         1-3183                 3.1                 --  Articles of Amendment, effective June 14, 1999, to the
             Form 10-Q                                      Articles of Incorporation of TXU Gas.
             (Quarter ended
             June 30, 1999)


3(b)         1-3183                 3.2                 --  Bylaws, as restated August 1, 1999, of TXU Gas.
             Form 10-Q
             (Quarter ended
             June 30, 1999)

4(a)                                                    --  Agreement to furnish certain debt instruments.

4(b)         1-12833                4(kk)               --  Indenture (For Unsecured Debt Securities), dated as of
             Form 10-K                                      January 1, 1998, between TXU Gas and The Bank of New York.
             (1997)


4(c)         1-12833                4(ll)               --  Officer's Certificate establishing the TXU Gas 6 1/4%
             Form 10-K                                      Series A Notes due January 1, 2003
             (1997)


4(d)         1-12833                4(mm)               --  Officer's Certificate establishing the TXU Gas Remarketed
             Form 10-K                                      Reset Notes due January 1, 2008.
             (1997)


4(e)         33-45688               4.2                 --  Indenture, dated February 15, 1992, between TXU Gas and
                                                            The First National Bank of Chicago.

4(g)         1-12833                4(qq)               --  TXU Gas 6-3/8% Note due 2004, dated February 1, 1994.
             Form 10-K
             (1997)

4(h)         1-12833                4(rr)               --  TXU Gas 7-1/8% Note due 2005, dated June 6, 1995.
             Form 10-K
             (1997)

                      TXU GAS EXHIBITS FOR 2000 FORM 10-K

                       Previously Filed*
             --------------------------------------
                     With
                     File                 As
 Exhibits           Number              Exhibit
-----------  ---------------------  ---------------
4(i)         1-12833                4(a)                --  Remarketing Agreement, dated as of January 30, 1998 and
             Form 8-K                                       form of Remarketing Agreement Supplement with respect to
             (filed August 28,                              TXU Gas Remarketed Reset Notes.
             1998)


4(j)         1-12833                4(b)                --  Indenture, (For Unsecured Subordinated Debt  Securities),
             Form 8-K                                       dated as  of  June 1, 1998, between TXU Gas and The Bank
             (filed August 28,                              of New York, as Trustee.
             1998)


4(k)         1-12833                4(c)                --  Officer's  Certificate,  dated  as  of  July  2, 1998,
             Form 8-K                                       establishing the terms of the TXU Gas Floating Rate
             (filed August 28,                              Junior Subordinated Debentures, issued in connection
             1998)                                          with the preferred securities TXU Gas Capital I
                                                            (formerly ENSERCH Capital I).


4(l)         1-12833                4(d)                --  Amended and Restated Trust Agreement, dated as of July 2,
             Form 8-K                                       1998, between TXU Gas, as  Depositor, and The Bank of New
             (filed August 28                               York, The   Bank   of  New  York  (Delaware), and  the
             1998)                                          Administrative trustees for TXU Gas Capital I.


4(m)         1-12833                4(e)                --  Guarantee Agreement with respect to TXU Gas Capital I,
             Form 8-K                                       dated as  of  July  2,  1998,  between TXU Gas, as
             (filed August 28,                              Guarantor, and The Bank of New York, as Trustee.
             1998)


4(n)         1-12833                4(f)                --  Agreement as to Expenses and Liabilities, dated as of
             Form 8-K                                       July 1, 1998, between TXU Gas and TXU Gas Capital I.
             (filed August 28,
             1998)


4(o)         1-3183                 4                   --  Officer's certificate dated as of October 17, 2000,
             Form 10-Q                                      establishing the terms of the TXU Gas Putable Asset Term
             (Quarter ended                                 Securities.
             September 30,
             2000)


10(a)        333-12391                                  --  Form of Tax Allocation Agreement included as Exhibit B to the Plan of Merger attached as Annex I to the TXU Gas
                                                            Proxy Statement dated September 23, 1996.


10(b)        333-12391                                  --  Form of Tax Assurance Agreement included as Exhibit C to the Plan of Merger attached as Annex I to the TXU Gas
                                                            Proxy Statement dated September 23, 1996.


10(c)        0-11442                10(a)               --  364 Day Competitive Advance and Revolving Credit Facility
             Form 10-K                                      Agreement, dated as of February 23, 2001, among TXU
             (2000)                                         Corp., TXU Electric, TXU Gas, Chase Manhattan Bank,  as
                                                            Administrative Agent and certain banks listed therein and
                                                            The Chase Manhattan Bank, as Competitive

                      TXU GAS EXHIBITS FOR 2000 FORM 10-K

                       Previously Filed*
             --------------------------------------
                     With
                     File                 As
 Exhibits           Number              Exhibit
-----------  ---------------------  ---------------
                                                            Advance Facility Agent (US Facility A).


10(d)        0-11442                10(b)               --  5-Year Second Amended and Restated Competitive  Advance
             Form 10-K                                      and Revolving Credit Facility Agreement dated as of
             (1999)                                         February 25, 2000  among TXU Corp., TXU Electric , TXU
                                                            Gas, The Chase Manhattan Bank, as Competitive Advance
                                                            Facility Agent and Chase Bank of Texas, National
                                                            Association,  as Administrative Agent and certain banks
                                                            listed therein (US Facility B).



10(e)        0-11442                10(c)               --  Amendment to US Facility B, dated February 23, 2001.
             Form 10-K
             (2000)

12                                                      --  Computation of Ratio of Earnings to Fixed Charges, and to
                                                            Fixed Charges and Preferred Dividends.

21                                                      --  Subsidiaries of the Corporation.

23                                                      --  Consent of Deloitte & Touche LLP, Independent Auditors
                                                            for TXU Gas.

_______________
*   Incorporated herein by reference.