Form 10-K/A
period 2000-12-31
TXU GAS CO
filed 2001-04-03
CIK 33015

================================================================================

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                    ----------------------------------------

                                   FORM 10-K/A

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                     --OR--

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    ----------------------------------------

              EXACT NAME OF REGISTRANT AS SPECIFIED IN
              ITS CHARTER; STATE OF INCORPORATION; ADDRESS OF
COMMISSION    PRINCIPLE EXECUTIVE OFFICES; AND                I.R.S. EMPLOYER
FILE NUMBER   TELEPHONE NUMBER                                IDENTIFICATION NO.
-----------   ----------------------------------------------- ------------------
1-3183                    TXU GAS COMPANY                        75-0399066
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

                    ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Aggregate market value of TXU Gas Company Common Stock held by non-affiliates:
None

Common Stock outstanding at March 9, 2001: 451,000 shares, par value $0.01 per share.

                    ----------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                    ----------------------------------------

                                Introductory Note
                                -----------------

TXU Gas Company (the Company) is filing the attached Item 11 on Form 10-K/A to reflect a change in the membership of TXU Corp.'s Organization and Compensation Committee (the Committee) that occurred after the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. On March 21, 2001 James A. Middleton, former Chair of the Committee, retired from the Board of TXU Corp., and J. E. Oesterreicher was appointed as the new Chair of the Committee. To reflect this change in membership the first paragraph and the signatures under Organization and Compensation Committee Report on Executive Compensation herein have been revised. These are the only substantive revisions made in the attached Item 11 when compared to the Item 11 previously filed as part of the Company's Form 10-K for the fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     TXU Gas and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:

                                            SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                  ---------------------------------  ------------------------------
                                                                            AWARDS         PAYOUTS
                                                                     --------------------- --------
                                                          OTHER      RESTRICTED SECURITIES             ALL OTHER
                                                          ANNUAL       STOCK    UNDERLYING   LTIP        COMPEN-
        NAME AND                      SALARY     BONUS    COMPEN-      AWARDS    OPTIONS/  PAYOUTS       SATION
   PRINCIPAL POSITION         YEAR      ($)     ($)(6)   SATION ($)    ($)(7)    SARS (#)   ($)(8)       ($)(9)
---------------------------   ----    -------   -------  ----------   -------   ---------- --------     -------
Erle Nye, (1)(11)..........   2000    950,000   380,000     ---        593,750      ---      399,793     218,101
  Chairman of the Board       1999    908,333   475,000     ---        688,750      ---       61,016     184,892
  and Chief Executive of      1998    818,750   350,000     ---        541,250      ---       19,674     156,906
  the Company

H. Jarrell Gibbs (2).......   2000    537,500   150,000    69,897(10)  273,750      ---       94,668     112,735
  Vice Chairman of the        1999    511,667   156,000   276,491      273,000      ---       24,969      94,140
  Company                     1998    443,750    97,500   142,860      210,000      ---        7,390      77,213

David W. Biegler, (3)......   2000    650,000   162,500     ---        308,750      ---            0      96,924
  Group President of the      1999    641,667   164,000     ---        310,250      ---            0      81,509
  Company                     1998    617,500   102,500     ---        244,250      ---            0     174,208

T. L. Baker (4)(11)........   2000    399,167   125,000     ---        219,500      ---       93,968      84,152
  President of the Company    1999    355,833   116,000     ---        199,250      ---       23,467      71,675
                              1998    323,083    60,000     ---        135,600      ---        8,212      62,011

M. S. Greene (5)(11).......   2000    283,333    75,000     ---        142,500      ---        6,021      59,487
  President, TXU Lone Star    1999    255,833    63,500     ---        122,000      ---       18,304      51,454
  Pipeline                    1998    245,833    50,000     ---        106,250      ---        5,645      45,875


-------------------

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

     As noted, salaries deferred under the DICP are included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with these deferred salaries for 2000 and the number of shares awarded under the
     LTICP:

                       LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                   DEFERRED AND INCENTIVE
                  COMPENSATION PLAN (DICP)      LONG-TERM INCENTIVE COMPENSATION PLAN (LTICP)
                  ------------------------   ---------------------------------------------------
                  NUMBER OF   PERFORMANCE                 PERFORMANCE
                    SHARES,     OR OTHER     NUMBER OF      OR OTHER
                   UNITS OR   PERIOD UNTIL SHARES, UNITS  PERIOD UNTIL  ESTIMATED FUTURE PAYOUTS
                    OTHER      MATURATION     OR OTHER   MATURATION OR  ------------------------
       NAME        RIGHTS (#)  OR PAYOUT      RIGHTS(#)      PAYOUT     MINIMUM(#)   MAXIMUM(#)
------------------ ----------  -----------   ----------   ------------  ----------   ----------
Erle Nye..........    4,503      5 Years       75,000       3 Years         0         150,000

H. Jarrell Gibbs..    2,607      5 Years       12,000       3 Years         0          24,000

David W. Biegler..    3,081      5 Years       10,000       3 Years         0          20,000

T. L. Baker.......    1,990      5 Years       12,000       3 Years         0          24,000

M. S. Greene......    1,422      5 Years        5,000       3 Years         0          10,000

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                   NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                     UNDERLYING UNEXERCISED        IN-THE-MONEY
                   SHARES                  OPTIONS AT               OPTIONS AT
                  ACQUIRED             DECEMBER 31, 2000        DECEMBER 31, 2000
                     ON     VALUE             (#)                        ($)
                  EXERCISE REALIZED ---------------------------------------------------
      NAME          (#)      ($)    EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----------------- --------  ------  ----------- ------------- ----------  -------------
Erle Nye.........    0        0             0         0               0       0
H. Jarrell Gibbs.    0        0             0         0               0       0
David W. Biegler.    0        0       129,778         0       2,598,889       0
T. L. Baker......    0        0             0         0               0       0
M. S. Greene.....    0        0             0         0               0       0

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

                             TXU PENSION PLAN TABLE

                                YEARS OF SERVICE
               --------------------------------------------------------------

 Remuneration      20         25            30           35           40
 ------------- ---------- -----------  ------------ ------------ ------------
   $   50,000  $  14,688  $   18,360    $   22,032   $   25,704   $   29,376
      100,000     29,688      37,110        44,532       51,954       59,376
      200,000     59,688      74,610        89,532      104,454      119,376
      400,000    119,688     149,610       179,532      209,454      239,376
      800,000    239,688     299,610       359,532      419,454      479,376
    1,000,000    299,688     374,610       449,532      524,454      599,376
    1,400,000    419,688     524,610       629,532      734,454      839,376
    1,800,000    539,688     674,610       809,532      944,454    1,079,376
    2,000,000    599,688     749,610       899,532    1,049,454    1,199,376

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

                           ENSERCH PENSION PLAN TABLE

                                YEARS OF SERVICE
                 ------------------------------------------------------------

               ---------------------------------------------------------------------------
 Remuneration      20         25            30           35           40          45
 ------------- ---------- -----------  ------------ ------------ ------------ ------------
   $   50,000  $  12,500  $   15,625    $   18,750   $   21,875   $   23,125   $   24,375
      100,000     29,735      37,169        44,603       52,036       54,536       57,036
      200,000     64,735      80,919        97,103      113,286      118,286      123,286
      400,000    134,735     168,419       202,103      235,786      245,786      255,786
      800,000    274,735     343,419       412,103      480,786      500,786      520,786
    1,000,000    344,735     430,919       517,103      603,286      628,286      653,286
    1,400,000    484,735     605,919       727,103      848,286      883,286      918,286
    1,800,000    624,735     780,919       937,103    1,093,286    1,138,286    1,183,286
    2,000,000    694,735     868,419     1,042,103    1,215,786    1,265,786    1,315,786

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

                 ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

     The Organization and Compensation Committee of the Board of Directors (Committee) is responsible for reviewing and establishing the compensation of the executive officers of the Company. The Committee consists of nonemployee directors of the Company and is chaired by J. E. Oesterreicher. Prior to his retirement from the Board in March, 2001, the Committee was chaired by James A. Middleton. The Committee has directed the preparation of this report and has approved its content and submission to the shareholders.

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

     In furtherance of these policies, a nationally recognized compensation consultant has been retained since 1994 to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultant's evaluations include comparisons to the largest utilities as well as to general industry with respect both to the level and composition of officers' compensation. The consultant's recommendations including the Annual Incentive Plan, the Long-Term Incentive Compensation Plan and certain benefit plans have generally been implemented. The Annual Incentive Plan, which was first approved by the shareholders in 1995 and reapproved in 2000, is generally referred to as the AIP and is described in this report and in footnote 1 on page 8 of this proxy statement. The Long-Term Incentive Compensation Plan, referred to as the Long-Term Plan or LTICP, was approved by the shareholders in 1997 and is described in this report as well as in footnote 3 on pages 9 and 10 of this proxy statement.

     The compensation of the officers of the Company consists principally of base salaries, the opportunity to earn an incentive award under the AIP, awards of performance-based restricted shares under the Long-Term Plan and the opportunity to participate in the Deferred and Incentive Compensation Plan (referred to as the DICP and described in footnote 2 on pages 8 and 9 of this proxy statement). The value of future payments under the DICP, as well as the value of the deferred portion of any award under the AIP and the value of any awards of performance-based restricted shares under the Long-Term Plan, are directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

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

     In establishing levels of executive compensation at its May 2000 meeting, the Committee reviewed various performance and compensation data, including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's Electric Utility Index which are reflected in the graph on page 19. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

     At its meeting in May 2000, the Committee provided awards of performance-based restricted shares under the Long-Term Plan to certain officers, including the Chief Executive. Information relating to awards made to the named executive officers is contained in the Table on page 10 of this proxy statement. The ultimate value of those awards will be determined by the Company's total return to shareholders over a three year period compared to the total return for that period of the companies comprising the Standard & Poor's Electric Utility Index. Depending upon the Company's relative total return for such period, the officers may earn from 0% to 200% of the original award and their compensation is, thereby, directly related to shareholder value. Awards granted in May 2000 contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's Electric Utility Index and that such percentage of the original award will be reduced as the Company's return compared to the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

     Additionally with respect to the Long-Term Plan, the Committee, at its meeting in May 2000, considered the restricted stock awards provided to certain officers in May of 1997. Based upon its review and comparison of the Company's total return to the returns provided by the companies comprising the Standard & Poor's Electric Utility Index, the Committee determined that the Company's performance during the three year performance period ending in March of 2000 permitted the payment of 50% of such 1997 awards. Payment of these awards were made in the form of the Company's stock and cash, and, for Messrs. Nye, Gibbs and McNally, the value of the stock at the date of distribution is included in the LTIP Payouts column of the Summary Compensation Table on page 8 of this proxy statement.

     During the year the Committee and the Board of Directors determined that it was in the best interests of the Company to enter into employment agreements with certain officers, including the Chief Executive. Accordingly, the Committee recommended, and the Board of Directors subsequently approved, an employment agreement with Mr. Nye which contemplates his continued service through June 1, 2004 as Chairman of the Board and Chief Executive. The agreement provides, among other things, for a minimum annual base salary, eligibility for an annual bonus under the terms of the AIP, minimum restricted stock awards under the Long-Term Plan, certain severance benefits upon termination of employment without cause and compensation and benefits under certain circumstances following a change in control of the Company. Additionally, the Committee ratified and approved employment contracts with certain other officers of the Company and its subsidiaries including agreements with Messrs. Dickie and McNally, named executive officers. The agreements with Messrs. Nye, Dickie and McNally are described in footnote 6 on pages 11 and 12 of this proxy statement.

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

                     ORGANIZATION AND COMPENSATION COMMITTEE

               J. E. Oesterreicher, Chair         Margaret N. Maxey
               Derek C. Bonham                    Charles R. Perry
               William M. Griffin                 Herbert H. Richardson
               Kerney Laday

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

                            CUMULATIVE TOTAL RETURNS
                        FOR THE FIVE YEARS ENDED 12/31/00


                                [GRAPHIC OMITTED]


                               ------------------------------------------------
                                   1995   1996    1997     1998    1999   2000
-------------------------------------------------------------------------------
TXU Corp...................         100    104     113      133     108    144
-------------------------------------------------------------------------------
S&P 500 Index..............         100    123     164      211     255    232
-------------------------------------------------------------------------------
S&P Electric Utility Index.         100    100     126      145     117    180
-------------------------------------------------------------------------------

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, TXU GAS COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        TXU GAS COMPANY


Date:  April 3, 2001                    By:  /s/ ERLE NYE
                                           ------------------------------------
                                           (ERLE NYE, CHAIRMAN OF THE BOARD AND
                                                     CHIEF EXECUTIVE)

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF TXU GAS COMPANY AND IN THE CAPACITIES AND ON THE DATE INDICATED.

           Signature                      Title                   Date
           ---------                      -----                   ----


/s/         ERLE NYE                 Principal Executive
----------------------------------   Officer
(Erle Nye, Chairman of the Board
     and Chief Executive)


/s/       KIRK R. OLIVER             Principal Financial
----------------------------------   Officer
  (Kirk R. Oliver, Vice President)


/s/      BIGGS C. PORTER             Principal Accounting
----------------------------------   Officer
 (Biggs C. Porter, Vice President)


/s/      DAVID W. BIEGLER            Director
----------------------------------
        (David W. Biegler)


/s/      BARBARA B. CURRY            Director
----------------------------------
        (Barbara B. Curry)


/s/      H. JARRELL GIBBS            Director                     April 3, 2001
----------------------------------
        (H. Jarrell Gibbs)


/s/      MICHAEL J. McNALLY          Director
----------------------------------
        (Michael J. McNally)


/s/     ROBERT A. WOOLDRIDGE         Director
----------------------------------
       (Robert A. Wooldridge)