Form 10-Q
period 2001-03-31
TXU GAS CO
filed 2001-05-14
CIK 33015

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               -----------------

                                   FORM 10-Q


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                    - OR -

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               -----------------

                         Commission File Number 1-3183

                                TXU Gas Company


  A Texas Corporation                          I.R.S. Employer Identification
                                                       No. 75-0399066


           ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                (214) 812-4600


                               -----------------

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

Common Stock outstanding at May 10, 2001: 451,000 shares, par value $0.01 per share.

================================================================================


TABLE OF CONTENTS
--------------------------------------------------------------------------------------------

Part I.  Financial Information                                                        Page
                                                                                     -------

    Item 1.  Financial Statements
         Condensed Statements of Consolidated Income and Comprehensive Income --
         Three Months Ended March 31, 2001 and 2000................................        3

         Condensed Statements of Consolidated Cash Flows --
         Three Months Ended March 31, 2001 and 2000................................        4

         Condensed Consolidated Balance Sheets --
         March 31, 2001 and December 31, 2000......................................        5

         Notes to Financial Statements.............................................        6

         Independent Accountants' Report...........................................       12

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................       13

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk............       15

Part II. Other Information

    Item 1.  Legal Proceedings.....................................................       16

    Item 6.  Exhibits and Reports on Form 8-K......................................       16

SIGNATURE..........................................................................       17

                        PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                       TXU GAS COMPANY AND SUBSIDIARIES
                  CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       2001         2000
                                                      ------       ------
                                                      Millions of Dollars
Operating revenues................................... $2,951       $1,350
                                                      ------       ------
Operating expenses
 Energy purchased for resale.........................  2,730        1,157
 Operation and maintenance...........................     88           94
 Depreciation and other amortization.................     15           16
 Goodwill amortization...............................      6            6
 Taxes other than income.............................     23           15
                                                      ------       ------
  Total operating expenses...........................  2,862        1,288
                                                      ------       ------

Operating income.....................................     89           62

Other income (deductions) net........................      1           --
                                                      ------       ------

Income before interest, other
 charges and income taxes............................     90           62

Interest income......................................      4           --

Interest expense and other charges...................    (23)         (18)
                                                      ------       ------

Income before income taxes...........................     71           44

Income tax expense...................................     26           18
                                                      ------       ------

Net income...........................................     45           26

Preferred stock dividends............................      1            1
                                                      ------       ------

Net income applicable to common stock................ $   44       $   25
                                                      ======       ======

           CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                  (Unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       2001         2000
                                                      ------       ------
                                                      Millions of Dollars

Net income........................................... $   45       $   26
Other comprehensive income (loss) -
 net change during   period, net of tax effects:
 Cash flow hedges:
  Cumulative transition adjustment as of
   January 1, 2001...................................      2           --
  Net change in fair value of derivatives............     (3)          --
                                                      ------       ------
   Total.............................................     (1)          --
                                                      ------       ------

Comprehensive income................................. $   44       $   26
                                                      ======       ======

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                       2001           2000
                                                                                      ------         ------
                                                                                       Millions of Dollars
Cash flows - operating activities
  Net income........................................................................  $   45         $   26
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization...................................................      24             23
    Deferred income taxes - net.....................................................       7              3
    Changes in operating assets and liabilities.....................................     301             24
                                                                                      ------         ------
        Cash provided by operating activities.......................................     377             76
                                                                                      ------         ------
Cash flows - financing activities
  Change in notes payable:
    Banks...........................................................................      (1)            --
    Parent..........................................................................    (325)           (49)
  Cash dividends paid...............................................................      (1)            (1)
                                                                                      ------         ------
        Cash used in financing activities...........................................    (327)           (50)
                                                                                      ------         ------
Cash flows - investing activities
  Capital expenditures..............................................................     (51)           (23)
  Other investments.................................................................      (1)            (2)
                                                                                      ------         ------
        Cash used in investing activities...........................................     (52)           (25)
                                                                                      ------         ------
Cash provided by (used in) discontinued operations..................................      --             (1)
                                                                                      ------         ------
Net change in cash and cash equivalents.............................................      (2)            --

Cash and cash equivalents - beginning balance.......................................      23              6
                                                                                      ------         ------
Cash and cash equivalents - ending balance..........................................  $   21         $    6
                                                                                      ======         ======

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,
                                                                                            2001         December 31,
                                                                                         (Unaudited)         2000
                                                                                         -----------     ------------
                                                                                              Millions of Dollars
                                        ASSETS
Current assets:
 Cash and cash equivalents.............................................................  $        21     $         23
 Accounts receivable...................................................................          947            1,164
 Inventories  at average cost..........................................................           60               85
 Margin deposits.......................................................................           --              231
 Merchant energy trading assets........................................................          621            1,412
 Deferred income taxes.................................................................           23               29
 Other current assets..................................................................           70               96
                                                                                         -----------     ------------

    Total current assets...............................................................        1,742            3,040

Investments............................................................................           40               43
Property, plant and equipment - net....................................................        1,453            1,417
Goodwill...............................................................................          782              788
Regulatory assets......................................................................           69               69
Merchant energy trading assets.........................................................          420              287
Deferred debits and other assets.......................................................            8               14
                                                                                         -----------     ------------

    Total assets.......................................................................  $     4,514     $      5,658
                                                                                         ===========     ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable  banks..................................................................  $        --     $          1
 Accounts payable:
  Parent and affiliates................................................................           30               18
  Trade................................................................................          776            1,018
 Merchant energy trading liabilities...................................................          636            1,396
 Other current liabilities.............................................................          143               97
                                                                                         -----------     ------------
    Total current liabilities..........................................................        1,585            2,530

Accumulated deferred income taxes and investment tax credits...........................          103              103
Merchant energy trading liabilities....................................................          367              276
Other deferred credits and noncurrent liabilities......................................          240              246
Advances from parent...................................................................          250              575
Long-term debt, less amounts due currently.............................................          756              757

TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary
 trust holding solely junior subordinated debentures of TXU Gas Company................          147              147

Contingencies (Note 5).................................................................

Shareholders' equity:
 Preferred stock.......................................................................           75               75
                                                                                         -----------     ------------
 Common stock (par value - $.01 per share):
  Authorized shares - 100,000,000, Outstanding shares - 451,000........................           --               --
 Paid in capital.......................................................................        1,012            1,013
 Deficit...............................................................................          (20)             (64)
 Accumulated other comprehensive loss..................................................           (1)              --
                                                                                         -----------     ------------
 Total common stock equity.............................................................          991              949
                                                                                         -----------     ------------
  Total shareholders' equity...........................................................        1,066            1,024
                                                                                         -----------     ------------

    Total liabilities and shareholders' equity.........................................  $     4,514     $      5,658
                                                                                         ===========     ============

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     TXU Gas Company (TXU Gas) is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas and merchant energy trading of natural gas and electricity throughout the United States (US) and parts of Canada. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a holding company that engages in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission, distribution and sale of natural gas; and merchant energy trading, energy services, telecommunications and other businesses in the US, Europe and Australia.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption of the new accounting standard discussed below, prepared on the same basis as the audited financial statements included in its 2000 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for the full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

     Changes in Accounting Standards -- On January 1, 2001, TXU Gas adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000). All derivatives within TXU Gas have been accounted for pursuant to SFAS No. 133 requirements. TXU Gas enters into derivative transactions within its merchant energy trading activities, which are accounted for on the mark-to-market accounting method. These derivatives have been entered into with the objective of generating profits on, or from exposure to, shifts or changes in market prices. TXU Gas enters into derivative transactions to hedge market risks related to changes in interest rates. TXU Gas has designated, documented and assessed those derivative hedging relationships, which are cash-flow hedges that require TXU Gas to record the derivative assets or liabilities at their fair value on its balance sheet with an offset in other comprehensive income for the effective portion. Ineffectiveness is recorded in earnings.

     Interest Rate Risk Management -- TXU Gas enters into derivatives to manage exposures to cash flow risk inherent in variable rate securities. TXU Gas uses derivatives to convert a portion of its variable-rate debt to fixed rates. The resulting cost of funds is lower than it would have been had fixed-rate borrowings been issued directly. These derivatives are designated as cash-flow hedges.

     Energy Price Risk Management -- As a result of regulation, TXU Gas has minimal exposure to energy price risk; therefore, its use of derivative instruments is limited. TXU Gas' operations expose it to market risk related to gas commodities. TXU Gas uses a combination of physical and financial contracts including short- and long-term sale agreements and other contracts in managing these risks.

     TXU Gas formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Amounts are removed from other comprehensive income as the underlying transactions occur.

     In accordance with the transition provisions of SFAS No. 133, TXU Gas recorded, as of January 1, 2001, $2.4 million of derivatives as assets with a cumulative effect of $1.6 million after-tax as an increase to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments.

     The terms of TXU Gas' derivatives match the terms of the underlying hedged item. As a result, TXU Gas experienced no hedge ineffectiveness during the period.

     As of March 31, 2001, $.3 million of net losses included within the net gains/losses on derivative instruments accumulated in other comprehensive income are expected to be reported in earnings during the next twelve months.

     Ongoing implementation issues being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS No. 133. In its normal course of business, TXU Gas enters into commodity contracts that include options to buy or sell certain volumes of the underlying commodity. TXU Gas uses these contracts to provide some of their commodity requirements. TXU Gas evaluated these contracts and determined that they qualified for the normal purchases and sales exception provided by SFAS No. 133. In October 2000, the DIG reached a tentative conclusion that option contracts do not qualify for such exception. In April 2001, the Financial Accounting Standards Board approved this tentative conclusion, and these contracts will be required to be accounted for as derivatives commencing July 1, 2001. TXU Gas is evaluating the impact of this decision.

     There are a number of issues pending before the DIG that may have an impact on the application of SFAS No. 133. TXU Gas is unable to predict the ultimate outcome of these issues.

     The effect on net income for the three months ended March 31, 2001 from implementing SFAS No. 133 has not been significant. The majority of derivative contracts are merchant energy trading derivatives and already were being marked-to-market. The remaining derivatives identified are designated as, and are effective as, cash flow hedges, with changes in the fair value of derivatives reflected in other comprehensive income.

     SFAS No. 140 -- Securitization Standard -- SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for TXU Gas for transfers on or after April 1, 2001. SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. TXU Gas does not expect SFAS No. 140 to have a material impact on the sale of receivables program.

3.   CAPITALIZATION

     TXU Gas Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of TXU Gas (Trust Securities) -- At March 31, 2001, a statutory business trust, TXU Gas Capital I, had $147 million of floating rate Trust Securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust, TXU Gas Capital I, and has effectively issued a full and unconditional guarantee of the trust's securities. At March 31, 2001, TXU Gas had two interest rate swap agreements with respect to floating rate Trust Securities of TXU Gas Capital

I, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

4.   REGULATION AND RATES

     TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to about $19.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2000. During 2001, rate cases supporting $15.0 million in annualized revenue increases have been filed in 178 cities.

5.   CONTINGENCIES

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

     In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas (named in the litigation as ENSERCH) and TXU Energy Trading Company, a wholly-owned subsidiary (TXU Energy Trading). The suit was removed to federal court, however, a motion to remand the case back to Kansas State District Court was granted on January 16, 2001, and the case is now pending in Stevens County, Kansas. TXU Energy Trading has been dismissed from the suit. Quinque and the other named plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Gas believes these claims are without merit and intends to vigorously defend this suit.

     General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of management, should not have a material effect upon its financial position, results of operations or cash flows.

6.   SEGMENT INFORMATION

     TXU Gas has two reportable operating segments:

     (1) Gas Pipeline and Distribution -- operations involving the purchase, transmission, distribution and sale of natural gas in Texas; and

     (2) Merchant Energy Trading -- operations involving the purchase and sale of natural gas and electricity and the provision of risk management services for the energy industry throughout the US and parts of Canada; and

         Other -- non-segment operations.

     TXU Gas evaluates performance based on net income or loss. TXU Gas accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.



                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                     2001              2000
                                                    ------            ------
                                                       Millions of Dollars
Operating revenues --
Gas pipeline and distribution.............          $  683            $  327
Merchant energy trading...................           2,268             1,023
                                                    ------            ------
  Consolidated............................          $2,951            $1,350
                                                    ======            ======

Affiliated revenues --
Gas pipeline and distribution.............          $    1            $    5
Merchant energy trading...................               1                (1)
Eliminations..............................              (2)               (4)
                                                    ------            ------
  Consolidated............................          $   --            $   --
                                                    ======            ======

Net income (loss) --
Gas pipeline and distribution.............          $   44            $   38
Merchant energy trading...................               5                (5)
Other.....................................              (4)               (7)
                                                    ------            ------
  Consolidated............................          $   45            $   26
                                                    ======            ======

7.   SUPPLEMENTARY FINANCIAL INFORMATION

     Accounts receivable -- At March 31, 2001 and December 31, 2000, accounts receivable are stated net of uncollectible accounts of $19 million and $17 million, respectively.

     Inventories by major category --

                                                   March 31,
                                                     2001      December 31,
                                                  (Unaudited)      2000
                                                  ----------   ------------

Materials and supplies..........................  $        5   $          5
Gas stored underground..........................          55             80
                                                  ----------   ------------
   Total inventories............................  $       60   $         85
                                                  ==========   ============
     Property, plant and equipment --
                                                   March 31,
                                                     2001      December 31,
                                                  (Unaudited)     2000
                                                  ----------   ------------

Gas distribution and pipeline...................  $    1,539   $      1,510
Other...........................................          35             25
                                                  ----------   ------------
       Total....................................       1,574          1,535
Less accumulated depreciation...................         220            205
                                                  ----------   ------------
       Net of accumulated depreciation..........       1,354          1,330
Construction work in progress...................          99             87
                                                  ----------   ------------

       Net property, plant and equipment........  $    1,453   $      1,417
                                                  ==========   ============


     Goodwill -- At March 31, 2001 and December 31, 2000, goodwill is stated net of accumulated amortization of $78 million and $72 million, respectively.

     Credit Risk -- Credit risk relates to the risk of loss that TXU Gas would incur as a result of nonperformance by counterparties. TXU Gas maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), guarantees and collateral requirements and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.

     California -- The State of California continues to work through its transition to deregulation in an environment of insufficient energy supply compounded by volatile natural gas prices. This situation has financially distressed California utilities. TXU Gas has essentially no exposure to the California Independent System Operator or the regulated utilities. However, due to the uncertainties surrounding the California power situation, management cannot predict the effects that the California situation on merchant energy trading counterparties, legislation and the capital markets.

     Concentration of Credit Risk -- During the three months ended March 31, 2001, TXU Gas' merchant energy trading activity grew substantially. Systems and procedures have been implemented to continually monitor the counterparty risk exposure throughout its trading region. Price and credit risk are evaluated daily within the established trading policies and limits established.

     TXU Gas' gross exposure to credit risk (before any netting agreements or reserves) as of March 31, 2001 was $2,007 million.

     Concentrations of credit risk have the potential to affect TXU Gas' overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected by changes in economic, regulatory, industry, weather or other conditions.

     One customer's exposure to TXU Gas represented 5% of the gross fair value of TXU Gas' accounts receivable, merchant energy trading assets and derivative assets at March 31, 2001. TXU Gas' counterparties are primarily major energy companies and financial institutions that are considered to be of investment grade, determined using publicly available information including a Standard & Poor's rating of at least BBB-. The risk of loss to TXU Gas arising from non-performance by these counterparties is considered unlikely.

     Based on TXU Gas' policies, its exposures and its credit and other reserves, TXU Gas does not anticipate a materially adverse effect on its financial position or results of operations as a result of nonperformance by a counterparty.

     Sale of Receivables - TXU Gas continually sells customer accounts receivable to a wholly-owned bankruptcy-remote subsidiary, which sells undivided interests in these accounts receivable to financial institutions. At March 31, 2001, $100 million of accounts receivable had been sold.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of March 31, 2001, and the related condensed statements of consolidated income, comprehensive income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of TXU Gas management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Gas as of December 31, 2000, and the related statements of consolidated operations, comprehensive loss, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated February 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE  LLP

Dallas, Texas
May 11, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

     Although the price of natural gas has increased significantly since the first quarter of 2000, the city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas and provides for full recovery of the actual cost of gas delivered.

RESULTS OF OPERATIONS

OVERVIEW

Three Months Ended March 31, 2001
---------------------------------

     For the three months ended March 31, 2001, TXU Gas Company (TXU Gas) had net income of $45 million compared with net income of $26 million for the three months ended March 31, 2000. The 73% increase in net income was primarily due to improved trading margins in the Merchant Energy Trading segment, as well as the rate relief granted and increased gas volumes transported and distributed in the Gas Pipeline and Distribution segment due to colder weather.

     Operating revenues for the first quarter of 2001 increased by $1,601 million over the same period of 2000 due to an increase of $1,245 million in Merchant Energy Trading segment revenues and an increase of $356 million in Gas Pipeline and Distribution segment revenues. Energy purchased for resale increased by $1,223 million for the 2001 period for the Merchant Energy Trading segment and by $347 million for the Gas Pipeline and Distribution segment. Margin for the first three months of 2001 was $28 million higher than the prior-year period reflecting, an improvement of $24 million for the Merchant Energy Trading segment and $5 million for the Gas Pipeline and Distribution segment. A decrease of $6 million in operation and maintenance expense from the 2000 to the 2001 period was primarily due to the gas processing costs in the first quarter of 2000 exceeding increased gas distribution and trading operation costs in the 2001 quarter. Taxes other than income increased by $8 million in the 2001 quarter over the 2000 quarter due to increased state and local gross receipts taxes.

SEGMENTS

     Revenues and net income by operating segment are shown in Note 6 to the Financial Statements.

Gas Pipeline and Distribution
-----------------------------

Segment Highlights

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2001         2000
                                                          -----        -----
Gas distribution:
  Sales volumes (billion cubic feet - Bcf).........          74           49
  Margin (millions)................................       $ 152        $ 122
Pipeline transportation:
  Transportation volumes (Bcf).....................         158          141
  Revenues (millions)..............................       $  38        $  35
Heating degree days (% of normal)..................         109%          63%

     For the three months ended March 31, 2001, the Gas Pipeline and Distribution segment had net income of $44 million compared with net income of $38 million for the three months ended March 31, 2000. The 16% increase in net income was primarily due to the rate relief granted for gas distribution operations and increased gas volumes transported and distributed due to the colder weather experienced in the 2001 period. Gas distribution margins improved by $30 million in the first quarter of 2001 over the 2000 period primarily due to rate relief granted and increased volumes distributed. Gas pipeline margins improved by $6 million from the 2000 to the 2001 period due to increased volumes transported, and combined with the increased gas distribution margins, more than offset the margin provided in the prior period from the gas processing operations sold in May 2000. Operation and maintenance expense decreased by $11 million for the first quarter of 2001 compared to the first quarter of 2000. Gas processing costs in the 2000 quarter were greater than increased gas distribution expenses in the 2001 quarter. Taxes other than income increased by $6 million for the 2001 period over the 2000 period primarily due to an increase in state and local gross receipts taxes.

Merchant Energy Trading
-----------------------

Segment Highlights

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                             2001        2000
                                                            ------      ------
Trading and marketing volumes:
  Gas (Bcf).........................................           272         320
  Electric (gigawatt-hours-GWh).....................         5,359       3,704


     The Merchant Energy Trading segment had net income of $5 million for the three months ended March 31, 2001 compared with a net loss of $5 million for the three months ended March 31, 2000. Improved margin for the segment more than offset increased operation and maintenance expense and higher interest costs for the 2001 period compared to the 2000 period. Trading margin for the segment increased by $19 million, and retail energy services margin increased by $5 million for the first quarter of 2001 over the 2000 period. Operation and maintenance expense increased by $6 million from the 2000 period to the 2001 period primarily due to the costs to support the growth in the trading operation. Interest expense was $6 million higher in the first quarter of 2001 compared to the 2000 period due to costs to fund expanded infrastructure and trading operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Cash flows provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2001 were $76 million compared with $52 million for the same period last year. Changes in operating assets and liabilities provided $301 million for the first three months of 2001 compared to $24 million for the first three months of 2000. TXU Energy Trading Company changed its practice to primarily provide letters of credit rather than cash for its margin requirements. Such change yielded a return in the first quarter of 2001 of $270 million of cash for previously posted over-the-counter margin requirements.

     Cash flows of $327 million were used in financing activities in the first three months of 2001 compared with cash flows used of $50 million for the first three months of 2000. A total of $325 million in advances from TXU Corp. was repaid in the first quarter of 2001.

     Cash flows used in investing activities required $52 million in the first quarter of 2001 compared with cash flows used in investing activities of $25 million in the first quarter of 2000. Capital expenditures were $51 million and $23 million for the first three months of 2001 and 2000, respectively.

CREDIT RISK
-----------

     See Note 7 to Financial Statements for information on credit risk.

Regulation and Rates

     Although TXU Gas cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments other than those discussed in the 2000 Form 10-K and this Form 10-Q, which might significantly alter its financial position, results of operations or cash flows. See Note 4 to Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

     Changes in Accounting Standards -- See Note 2 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Gas' 2000 Form 10-K, as well as general industry trends; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demand, among others, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in TXU Gas' 2000 Form 10-K and is, therefore, not presented herein.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas (named in the litigation as ENSERCH) and TXU Energy Trading Company, a wholly-owned subsidiary (TXU Energy Trading). The suit was removed to federal court, however, a motion to remand the case back to Kansas State District Court was granted on January 16, 2001, and the case is now pending in Stevens County, Kansas. TXU Energy Trading has been dismissed from the suit. Quinque and the other named plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Gas believes these claims are without merit and intends to vigorously defend this suit.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits filed as a part of Part II are:

      15 Letter from independent accountants as to unaudited interim financial information

      99 Condensed Statements of Consolidated Income - Twelve Months Ended March 31, 2001 and 2000

 (b)      Reports on Form 8-K filed since December 31, 2000:

          None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 TXU GAS COMPANY



                                                 By  /s/ Biggs C. Porter
                                                   ----------------------------
                                                         Biggs. C. Porter
                                                          Vice President,
                                                   Principal Accounting Officer



Date:  May 11, 2001