Form 10-Q
period 2001-06-30
TXU GAS CO
filed 2001-08-10
CIK 33015

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                    FORM 10-Q



          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



                                       OR


          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        ---------------------------------

                          Commission File Number 1-3183


                                 TXU GAS COMPANY






     A Texas Corporation                          I.R.S. Employer Identification
                                                           No. 75-0399066



            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600





                        ---------------------------------


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

COMMON STOCK OUTSTANDING AT AUGUST 9, 2001: 451,000 shares, par value $0.01 per share.







================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------



PART I. FINANCIAL INFORMATION                                                                            PAGE
                                                                                                         ----
            ITEM 1. FINANCIAL STATEMENTS

                Condensed Statements of Consolidated Income and Comprehensive Income --
                Three and Six Months Ended June 30, 2001 and 2000..................................        1

                Condensed Statements of Consolidated Cash Flows --
                Six Months Ended June 30, 2001 and 2000............................................        2

                Condensed Consolidated Balance Sheets --
                June 30, 2001 and December 31, 2000................................................        3

                Notes to Financial Statements......................................................        4

                Independent Accountants' Report....................................................       10

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS......................................................       11

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................       14

PART II. OTHER INFORMATION

            ITEM 1. LEGAL PROCEEDINGS..............................................................       15

            ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................       15

SIGNATURE..........................................................................................       16







                                                   (i)

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                   TXU GAS COMPANY AND SUBSIDIARIES
                             CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                              (UNAUDITED)



                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                                ----------------------         ------------------------
                                                                  2001           2000            2001             2000
                                                                -------        -------         -------          -------
                                                                                 MILLIONS OF DOLLARS
Operating revenues..................................            $ 1,252        $ 1,338         $ 4,203          $ 2,688
                                                                -------        -------         -------          -------

Operating expenses
   Energy purchased for resale......................              1,134          1,230           3,864            2,387
   Operation and maintenance........................                 91             88             179              182
   Depreciation and other amortization..............                 17             16              32               32
   Goodwill amortization............................                  5              5              11               11
   Taxes other than income..........................                 40             20              63               35
                                                                -------        -------         -------          -------
     Total operating expenses.......................              1,287          1,359           4,149            2,647
                                                                -------        -------         -------          -------

Operating income (loss).............................                (35)           (21)             54               41

Other income (deductions) - net.....................                  4             52               5               52
                                                                -------        -------         -------          -------

Income (loss) before interest, other
   charges and income taxes.........................                (31)            31              59               93

Interest income.....................................                  4             --               8               --

Interest expense and other charges..................                (22)           (19)            (45)             (37)
                                                                -------        -------         -------          -------

Income (loss) before income taxes...................                (49)            12              22               56

Income tax expense (benefit)........................                (15)             5              11               23
                                                                -------        -------         -------          -------

Net income (loss)...................................                (34)             7              11               33

Preferred stock dividends...........................                  1              1               2                2
                                                                -------        -------         -------          -------

Net income (loss) applicable to common stock........            $   (35)       $     6         $     9          $    31
                                                                =======        =======         =======          =======


                  CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                         (UNAUDITED)



                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                                ----------------------         ------------------------
                                                                  2001           2000            2001             2000
                                                                -------        -------         -------          -------
                                                                                 MILLIONS OF DOLLARS

Net income (loss)...................................            $   (34)       $     7         $    11          $    33
Other comprehensive income (loss) -
   Net change during period, net of tax effects:
   Cash flow hedges:
     Cumulative transition adjustment as of January
       1, 2001......................................                 --             --               2               --
     Net change in fair value of derivatives........                 --             --              (3)              --
                                                                -------        -------         -------          -------
       Total........................................                 --             --              (1)              --
                                                                -------        -------         -------          -------

Comprehensive income (loss).........................            $   (34)       $     7         $    10          $    33
                                                                =======        =======         =======          =======


See Notes to Financial Statements.

                                  TXU GAS COMPANY AND SUBSIDIARIES
                           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                             (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         -----------------------
                                                                                           2001            2000
                                                                                         --------         ------
                                                                                           MILLIONS OF DOLLARS

Cash flows - operating activities
    Net income..............................................................             $   11           $   33
    Adjustments to reconcile net income to cash provided by (used in)
     operating activities:
        Depreciation and amortization.......................................                 48               45
        Deferred income taxes - net.........................................                 12               13
        Gain from sale of assets............................................                 (4)             (53)
        Changes in operating assets and liabilities.........................                246              (64)
                                                                                         ------           ------
              Cash provided by (used in) operating activities...............                313              (26)
                                                                                         ------           ------

Cash flows - financing activities
    Change in notes payable:
        Banks...............................................................                 (1)              --
        Parent..............................................................               (217)              (3)
    Cash dividends paid.....................................................                 (2)              (2)
                                                                                         ------           ------
              Cash used in financing activities.............................               (220)              (5)
                                                                                         ------           ------

Cash flows - investing activities
    Capital expenditures....................................................               (114)             (64)
    Proceeds from sale of assets............................................                  5              105
    Other...................................................................                  5               (2)
                                                                                         ------           ------
              Cash provided by (used in) investing activities...............               (104)              39
                                                                                         ------           ------

Cash used in discontinued operations .......................................                 (2)             (11)
                                                                                         ------           ------

Net change in cash and cash equivalents.....................................                (13)              (3)

Cash and cash equivalents - beginning balance...............................                 23                6
                                                                                         ------           ------

Cash and cash equivalents - ending balance..................................             $   10           $    3
                                                                                         ======           ======


See Notes to Financial Statements.

                                     TXU GAS COMPANY AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              JUNE 30,
                                                                                                2001          DECEMBER 31,
                                                                                             (UNAUDITED)          2000
                                                                                            -------------    --------------
                                                                                                  MILLIONS OF DOLLARS

                                        ASSETS

Current assets:
   Cash and cash equivalents.......................................................         $     10             $    23
   Accounts receivable.............................................................              523               1,164
   Inventories - at average cost...................................................              127                  85
   Merchant energy trading assets..................................................              666               1,412
   Deferred income taxes...........................................................               27                  29
   Other current assets............................................................               83                 327
                                                                                            --------             -------
        Total current assets.......................................................            1,436               3,040

Investments........................................................................               37                  43
Property, plant and equipment - net................................................            1,492               1,417
Goodwill...........................................................................              784                 788
Regulatory assets..................................................................               72                  69
Merchant energy trading assets.....................................................              362                 287
Deferred debits and other assets...................................................               14                  14
                                                                                            --------             -------

        Total assets...............................................................         $  4,197             $ 5,658
                                                                                            ========             =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable - banks...........................................................         $     --             $     1
   Accounts payable:
      Parent and affiliates........................................................              156                  18
      Trade........................................................................              433               1,018
   Merchant energy trading liabilities.............................................              581               1,396
   Other current liabilities.......................................................               96                  97
                                                                                            --------             -------
        Total current liabilities..................................................            1,266               2,530

Accumulated deferred income taxes and investment tax credits.......................              119                 103
Merchant energy trading liabilities................................................              286                 276
Other deferred credits and noncurrent liabilities..................................              235                 246
Advances from parent...............................................................              358                 575
Long-term debt, less amounts due currently.........................................              755                 757

TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated debentures of TXU Gas
   Company.........................................................................              147                 147

Contingencies (Note 5)

Shareholders' equity:
   Preferred stock.................................................................               75                  75
                                                                                            --------             -------

   Common stock (par value - $.01 per share):
      Authorized shares - 100,000,000, Outstanding shares - 451,000................               --                  --
   Paid in capital.................................................................            1,011               1,013
   Deficit.........................................................................              (54)                (64)
   Accumulated other comprehensive loss............................................               (1)                 --
                                                                                            --------             -------
      Total common stock equity....................................................              956                 949
                                                                                            --------             -------
        Total shareholders' equity.................................................            1,031               1,024
                                                                                            --------             -------

        Total liabilities and shareholders' equity.................................         $  4,197             $ 5,658
                                                                                            ========             =======

   See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.       BUSINESS

         TXU Gas Company (TXU Gas) is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas and merchant energy trading of natural gas and electricity throughout the United States (US) and parts of Canada. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services company that engages in electric and natural gas services, electricity generation, merchant energy trading, energy marketing, energy delivery, telecommunications, and other energy-related services.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION -- The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, except for the adoption of the new accounting standard for derivatives discussed below, prepared on the same basis as the audited financial statements included in its Annual Report on 2000 Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for the full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

         CHANGES IN ACCOUNTING STANDARDS -- On January 1, 2001, TXU Gas adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000).

         In accordance with the transition provisions of SFAS No. 133, TXU Gas recorded, as of January 1, 2001, $2.4 million of derivatives as assets with a cumulative effect of $1.6 million after-tax as an increase to Other Comprehensive Income to recognize the fair value of all derivatives effective as cash-flow hedging instruments. As of June 30, 2001, none of the amounts have been reclassified into earnings.

         The terms of TXU Gas' derivatives match the terms of the underlying hedged items. As a result, TXU Gas experienced no hedge ineffectiveness during the period.

         As of June 30, 2001, it is expected that $1.5 million of net losses now included in the net gains/losses from derivative instruments that are accumulated in Other Comprehensive Income will be reported in earnings during the next twelve months. This amount is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the presence of cash flow hedges.

         Ongoing implementation issues being addressed by standard-setting groups may affect the application of SFAS No. 133. In April 2001, the Financial Accounting Standards Board finalized a conclusion that volume option contracts do not qualify for the normal purchase and sale exception. TXU Gas is evaluating the financial impact resulting from the implementation of this issue.

         SFAS No. 141, "Business Combinations", is effective for TXU Gas beginning July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

         SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for TXU Gas beginning January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. The amortization of TXU Gas' existing goodwill will cease after December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. As of January 1, 2002, goodwill amortization of approximately $22 million on an annualized basis will cease.

         In addition, SFAS No. 142 requires TXU Gas to complete a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle.

         SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Gas beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the recorded asset where the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures.

         TXU Gas is evaluating the impact the adoption of these standards will have on its financial position and results of operations.

3.       CAPITALIZATION

         TXU GAS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS (TRUST SECURITIES) -- At June 30, 2001, a statutory business trust, TXU Gas Capital I, had $147 million of floating rate Trust Securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities, in whole or in part, on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust, TXU Gas Capital I, and has effectively issued a full and unconditional guarantee of the trust's securities. At June 30, 2001, TXU Gas had two interest rate swap agreements with respect to floating rate Trust Securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

4.       REGULATION AND RATES

         TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to approximately $19.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2000. During 2001, rate cases supporting $34 million in annualized revenue increases have been filed in 336 Texas cities. A settlement agreement has been reached with 16 of 17 cities in the Hill Country distribution system for rates that represent an annual increase of $1.1 million. The City of Fredericksburg, Texas did not accept the settlement, and the results have been appealed to the Railroad Commission of Texas. Additionally, a settlement, in principle has been reached in the Northwest Metro/Mid Cities rate case with all 40 cities in the system. When ordinances are finalized in each city, the settlement will represent an aggregate increase in annual revenue of $5.1 million. Ordinances are due to be finalized in all cities in August 2001.

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

         In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas (named in the litigation as ENSERCH) and TXU Energy Trading Company, a wholly-owned subsidiary (TXU Energy Trading). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted on January 16, 2001, and the case is now pending in Stevens County, Kansas. TXU Energy Trading has been dismissed from the suit. Quinque and the other named plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The complaint alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the complaint. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Gas believes these claims are without merit and intends to vigorously defend this suit.

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

         TXU Gas evaluates performance based on net income or loss. TXU Gas accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.



                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 ---------------------  ---------------------
                                                   2001         2000       2001        2000
                                                 --------    ---------  ---------   ---------
  Operating revenues --
    Gas pipeline and distribution......           $  171      $   154    $   854     $   481
    Merchant energy trading............            1,081        1,184      3,349       2,207
                                                  ------      -------    -------     -------
      Consolidated.....................           $1,252      $ 1,338    $ 4,203     $ 2,688
                                                  ======      =======    =======     =======

  Affiliated revenues --
    Gas pipeline and distribution......           $   --      $     3    $     1     $     8
    Merchant energy trading............                3           (1)         4          (2)
    Eliminations.......................               (3)          (2)        (5)         (6)
                                                  ------      -------    -------     -------
      Consolidated.....................           $   --      $    --    $    --     $    --
                                                  ======      =======    =======     =======

  Net income (loss) --
    Gas pipeline and distribution......           $  (34)     $    19    $    10     $    57
    Merchant energy trading............                5           (7)        10         (12)
    Other..............................               (5)          (5)        (9)        (12)
                                                  ------      -------    -------     -------
      Consolidated.....................           $  (34)     $     7    $    11     $    33
                                                  ======      =======    =======     =======


7.       SUPPLEMENTARY FINANCIAL INFORMATION

         ACCOUNTS RECEIVABLE -- At June 30, 2001 and December 31, 2000, accounts receivable are stated net of uncollectible accounts of $20 million and $17 million, respectively.

         SALE OF RECEIVABLES -- TXU Gas continually sells customer accounts receivable to a wholly-owned bankruptcy-remote subsidiary (Receivables Company) which sells undivided interests in these accounts receivable to financial institutions. At June 30, 2001, $100 million of interests in accounts receivable had been sold. On July 30, 2001, the Receivables Company facility was amended to add TXU Electric Company, a wholly-owned subsidiary of TXU Corp. and an affiliate of TXU Gas, as a party and to increase to $600 million the aggregate amount in which Receivables Company could sell interests. The separate TXU Electric Company accounts receivable arrangement was terminated.

         INVENTORIES BY MAJOR CATEGORY --



                                                   JUNE 30,
                                                     2001      DECEMBER 31,
                                                 (UNAUDITED)       2000
                                                 -----------   ------------
Materials and supplies...........................  $     5       $     5
Gas stored underground...........................      122            80
                                                   -------       -------
     Total inventories...........................  $   127       $    85
                                                   =======       =======


         PROPERTY, PLANT AND EQUIPMENT --

                                                   JUNE 30,
                                                     2001      DECEMBER 31,
                                                 (UNAUDITED)       2000
                                                 -----------   ------------
Gas distribution and pipeline....................  $ 1,573       $ 1,510
Other............................................       44            25
                                                   -------       -------
        Total....................................    1,617         1,535
Less accumulated depreciation....................      236           205
                                                   -------       -------
        Net of accumulated depreciation..........    1,381         1,330
Construction work in progress....................      111            87
                                                   -------       -------

        Net property, plant and equipment........  $ 1,492       $ 1,417
                                                   =======       =======


         GOODWILL -- At June 30, 2001 and December 31, 2000, goodwill is stated net of accumulated amortization of $82 million and $72 million, respectively.

         CREDIT RISK -- Credit risk relates to the risk of loss that TXU Gas would incur as a result of non-performance by counterparties. TXU Gas maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), guarantees and collateral requirements and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.

         CALIFORNIA -- The State of California continues to work through its transition to deregulation in an environment of insufficient energy supply compounded by volatile natural gas prices. This situation has financially distressed California utilities. TXU Gas has essentially no exposure to the California Independent System Operator or the regulated utilities. However, due to the uncertainties surrounding the California power situation, management cannot predict the effects that the California power situation may have on merchant energy trading counterparties, legislation and the capital markets.

         CONCENTRATION OF CREDIT RISK -- During the six months ended June 30, 2001, TXU Gas' merchant energy trading activity grew substantially. Systems and procedures have been implemented to continually monitor the counterparty risk exposure throughout TXU Gas' trading region. Price and credit risk are evaluated daily within the established trading policies and limits established.

         TXU Gas' gross exposure to credit risk (before any netting agreements or reserves) as of June 30, 2001 was $1,571 million.

         Concentrations of credit risk have the potential to affect TXU Gas' overall exposure to credit risk, either positively or negatively, in that the customer base and counterparties may be similarly affected by changes in economic, regulatory, industry, weather or other conditions.

         TXU Gas' exposure to one customer represented 2% of the gross fair value of TXU Gas' accounts receivable, merchant energy trading assets and derivative assets at June 30, 2001. This customer, like most other TXU Gas counterparties, is a major energy company or financial institution and is considered to be of investment grade, determined using publicly available information including a Standard & Poor's rating of at least BBB-. The risk of loss to TXU Gas arising from non-performance by these counterparties is considered unlikely.

         Based on TXU Gas' policies, its exposures and its credit and other reserves, TXU Gas does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by counterparties.

INDEPENDENT ACCOUNTANTS' REPORT





TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of June 30, 2001, and the related condensed statements of consolidated income and comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000 and of consolidated cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of TXU Gas management.

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

Dallas, Texas
August 9, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Although the price of natural gas has varied significantly since the second quarter of 2000, the city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas and provides for full recovery of the actual cost of gas delivered.

OVERVIEW

THREE MONTHS ENDED JUNE 30, 2001

         For the three months ended June 30, 2001, TXU Gas Company (TXU Gas) had a net loss of $34 million compared with net income of $7 million for the three months ended June 30, 2000. Substantially all of the natural gas processing assets of the Gas Pipeline and Distribution segment were sold in May 2000 resulting in a pre-tax gain of $53 million ($34 million after-tax). Excluding the gas processing results of operations and gain on sale, TXU Gas had a net loss of $26 million for the three months ended June 30, 2000. Excluding gas processing operations, higher taxes other than income and increased operation and maintenance expense exceeded the improvement in margin from the 2000 period to the 2001 period.

         The following discussion excludes the gas processing operations sold in May 2000. Operating revenues decreased from $1,325 million in the 2000 period to $1,252 million in the 2001 period because the increase in Gas Pipeline and Distribution segment revenues was less than the reduction in Merchant Energy Trading segment revenues. Energy purchased for resale decreased from $1,226 million in the 2000 period to $1,134 million in the 2001 period because the increase in costs for the Gas Pipeline and Distribution segment in the 2001 period was less than the reduction in costs for the Merchant Energy Trading segment in that period. Margin increased from the 2000 period to the 2001 period with a $17 million improvement in the Merchant Energy Trading segment margin and a $2 million improvement in the Gas Pipeline and Distribution segment margin. Operation and maintenance expense increased from the 2000 period to the 2001 period as Gas Pipeline and Distribution segment costs increased from $50 million to $62 million and were only partially offset by a $2 million decrease in Merchant Energy Trading segment costs. Taxes other than income increased by $21 million in the 2001 period over the 2000 period, due to higher state and local gross receipts taxes resulting from higher Gas Pipeline and Distribution segment revenues.

SIX MONTHS ENDED JUNE 30, 2001

         For the six months ended June 30, 2001, TXU Gas had net income of $11 million compared with net income of $33 million for the six months ended June 30, 2000. The sale of natural gas processing assets in May 2000 resulted in a pre-tax gain of $53 million ($34 million after-tax). Excluding the gas processing results of operations and gain on sale, TXU Gas had a net loss of $5 million for the six months ended June 30, 2000. Excluding gas processing operations, the improvement in margin from the 2000 period to the 2001 period exceeded increased operation and maintenance expense and higher taxes other than income.

         The following discussion excludes the gas processing operations sold in May 2000. Operating revenues increased from $2,635 million in the 2000 six-month period to $4,203 million in the 2001 period because Merchant Energy Trading segment revenues increased $1,148 and Gas Pipeline and Distribution segment revenues increased by $419 million. Energy purchased for resale increased from $2,375 million in the 2000 period to $3,864 million in the 2001 period because Merchant Energy Trading segment costs increased $1,107 million and Gas Pipeline and Distribution segment costs increased $380 million. Margin increased from the 2000 period to the 2001 period with a $41 million improvement in the Merchant Energy Trading segment margin and a $39 million improvement in Gas Pipeline and Distribution segment margin. Operation and maintenance expense increased from the 2000 period to the 2001 period as Gas Pipeline and Distribution segment costs increased from $102 million to $127 million and Merchant Energy Trading segment costs increased from $44 million to $48 million. Taxes other than income increased by $29 million in the 2001 period due to higher state and local gross receipts taxes resulting from higher Gas Pipeline and Distribution segment revenues.

SEGMENTS

         Revenues and net income by operating segment are shown in Note 6 to the Financial Statements.

GAS PIPELINE AND DISTRIBUTION

SEGMENT HIGHLIGHTS



                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                         ----------------------        ----------------------
                                                          2001           2000           2001           2000
                                                         -------        -------        -------        -------
Gas distribution:
    Sales volumes (billion cubic feet - Bcf)...               18             19             92             68
    Margin (millions)..........................          $    42        $    57        $   194        $   179
Pipeline transportation:
    Transportation volumes (Bcf)...............              122            133            280            274
    Revenues (millions)........................          $    22        $    24        $    60        $    59
Heating degree days (% of normal)..............              41%            79%           105%            64%


         For the three months ended June 30, 2001, the Gas Pipeline and Distribution segment had a net loss of $34 million compared with net income of $19 million for the three months ended June 30, 2000. Substantially all of the natural gas processing assets of the Gas Pipeline and Distribution segment were sold in May 2000, resulting in a pre-tax gain of $53 million ($34 million after-tax). Excluding the gas processing results of operations and gain on sale, the segment had a $14 million loss for the three months ended June 30, 2000. Although volumes decreased due to warmer weather, margin for the segment increased by $2 million from the 2000 period to the 2001 period, excluding gas processing operations. Operation and maintenance expense increased from $50 million to $62 million from the 2000 period to the 2001 period, excluding gas processing operations. The increase in maintenance expense primarily reflects increased maintenance costs to improve reliability. Taxes other than income increased by $22 million from the 2000 period to the 2001 period, excluding gas processing operations, primarily reflecting higher state and local gross receipts taxes resulting from higher revenues.

         For the six months ended June 30, 2001, the Gas Pipeline and Distribution segment had net income of $10 million compared with net income of $57 million for the six months ended June 30, 2000. Excluding the gas processing results of operations and gain on sale, the segment had net income of $19 million for the six months ended June 30, 2000. Excluding the gas processing operations, margin for the segment increased by $39 million from the 2000 period to the 2001 period due to colder winter weather in the first quarter of 2001 and the effects of rate relief granted for gas distribution operations. Operation and maintenance expense increased from $102 million to $127 million from the 2000 period to the 2001 period, excluding gas processing operations. The increase in the 2001 period primarily reflects increased maintenance costs to improve reliability. Taxes other than income increased by $28 million from the 2000 period to the 2001 period, excluding gas processing operations, primarily reflecting higher state and local gross receipt taxes resulting from higher revenues.

MERCHANT ENERGY TRADING

SEGMENT HIGHLIGHTS



                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                         ----------------------        ----------------------
                                                          2001           2000           2001           2000
                                                         -------        -------        -------        -------
  Trading and marketing volumes:
       Gas (Bcf).................................            182            306            454            626
       Electric (gigawatt-hours-GWh).............          2,431          6,836          7,790         10,540


         The Merchant Energy Trading segment had net income of $5 million for the three months ended June 30, 2001 compared with a net loss of $7 million for the three months ended June 30, 2000. Margin for the segment improved by $17 million from the 2000 period to the 2001 period, reflecting favorable proprietary trading activities and forward trading activities associated with the deregulation of the Texas electricity market beginning in 2002.

         The Merchant Energy Trading segment had net income of $10 million for the six months ended June 30, 2001 compared with a net loss of $12 million for the six months ended June 30, 2000. Margin for the segment improved by $41 million from the 2000 period to the 2001 period, reflecting favorable proprietary trading activities and forward trading activities associated with the deregulation of the Texas electricity market beginning in 2002. Operation and maintenance expense increased by $4 million from the 2000 period to the 2001 period primarily due to costs to support the growth in trading operations. Interest expense increased from $2 million in the 2000 period to $9 million in the 2001 period due to the costs of funding expanded infrastructure and growth in trading operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2001 were $67 million compared with $38 million for the same period last year. Changes in operating assets and liabilities provided $246 million in the first six months of 2001 compared to using $64 million in the first six months of 2000. TXU Energy Trading Company (TXU Energy Trading) changed its practice to primarily provide letters of credit rather than cash for its margin requirements. Such change yielded a return in the first quarter of 2001 of $270 million of cash for previously posted over-the-counter margin requirements.

         Cash flows of $220 million were used in financing activities in the first six months of 2001 compared with $5 million in the first six months of 2000. A total of $217 million in advances from TXU Corp. was repaid in the first six months of 2001.

         Cash flows of $104 million were used in investing activities in the first six months of 2001 compared with cash flows provided of $39 million in the first six months of 2000. The sale of substantially all of the natural gas processing assets in the second quarter of 2000 provided $105 million.

         At June 30, 2001, TXU Gas had no borrowings outstanding under the US Credit Agreements described in Note 3 of TXU Gas' 2000 Form 10-K. Letters of Credit outstanding under the agreements totaled $115 million for TXU Gas. The US Credit Agreements primarily support commercial paper borrowings of TXU Corp.

         FINANCING ARRANGEMENTS -- TXU Gas may issue and sell additional debt and equity securities as needed, including the possible future issuance and sale of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, which are currently registered with the Securities and Exchange Commission pursuant to Rule 415 under the Securities Act of 1933.

CREDIT RISK

         See Note 7 to Financial Statements for information on credit risk.

REGULATION AND RATES

         Although TXU Gas cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments other than those discussed in the TXU Gas 2000 Form 10-K, the TXU Gas March 31, 2001 Form 10-Q and this Form 10-Q, which might significantly alter its financial position, results of operations or cash flows. See Note 4 to Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

         CHANGES IN ACCOUNTING STANDARDS -- See Note 2 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

         This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the TXU Gas 2000 Form 10-K, as well as general industry trends; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demand, among others, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the TXU Gas 2000 Form 10-K and is therefore not presented herein. Changes in the fair value of TXU Gas' cash flow hedges for interest rate swaps, that were discussed in the TXU Gas 2000 Form 10-K, are recorded as a component of Other Comprehensive Income as a result of implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Other than as described therein, since December 31, 2000, there has been minimal change in the contractual terms and notional amounts of interest rate contracts as disclosed in the TXU Gas 2000 Form 10-K.

         TXU Energy Trading, a wholly-owned subsidiary of TXU Gas, uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors, which may differ from actual results. Using a two standard deviation change, the most adverse change in fair value at June 30, 2001 and December 31, 2000, as a result of this analysis, was a reduction of $11.5 million and $1.3 million, respectively. This change is a result of expansion in the energy marketing business in accordance with the TXU merchant energy strategy in preparation for deregulation of the electricity markets in Texas commencing January 1, 2002.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See the TXU Gas report on Form 10-Q for the quarter ended March 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits filed as a part of Part II are:

     15 Letter from independent accountants as to unaudited interim financial information

     99 Condensed Statements of Consolidated Income - Twelve Months Ended June 30, 2001 and 2000

   (b)   Reports on Form 8-K filed since March 31, 2001:

         None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               TXU GAS COMPANY




                                               By    /s/ Biggs C. Porter
                                                 -------------------------------
                                                         Biggs C. Porter
                                                         Vice President,
                                                   Principal Accounting Officer





Date:  August 10, 2001