Form 10-Q
period 2001-09-30
TXU GAS CO
filed 2001-11-14
CIK 33015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                     -- OR --

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           --------------------------

                          Commission File Number 1-3183

                                 TXU GAS COMPANY




A Texas Corporation                               I.R.S. Employer Identification
                                                           No. 75-0399066


            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                           --------------------------

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

COMMON STOCK OUTSTANDING AT NOVEMBER 12, 2001: 451,000 shares, par value $0.01 per share.

================================================================================


TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                                                      PAGE
                                                                                                    ----
            ITEM 1.  FINANCIAL STATEMENTS

                Condensed Statements of Consolidated Income and Comprehensive Income --
                Three and Nine Months Ended September 30, 2001 and 2000............................   1

                Condensed Statements of Consolidated Cash Flows --
                Nine Months Ended September 30, 2001 and 2000......................................   2

                Condensed Consolidated Balance Sheets --
                September 30, 2001 and December 31, 2000...........................................   3

                Notes to Financial Statements......................................................   4

                Independent Accountants' Report....................................................   9

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS.....................................................  10

            ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................  15

PART II. OTHER INFORMATION

            ITEM 5.  OTHER INFORMATION.............................................................  15

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................  15

SIGNATURE..........................................................................................  16

                                             (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           TXU GAS COMPANY AND SUBSIDIARIES
                                     CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                       (UNAUDITED)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                                -----------------------         -------------------
                                                                  2001           2000             2001            2000
                                                                -------        -------          -------         ------
                                                                                 MILLIONS OF DOLLARS
Operating revenues..................................            $ 1,152        $ 1,622          $ 5,355         $ 4,310
                                                                -------        -------          -------         -------
Operating expenses
   Energy purchased for resale......................              1,045          1,534            4,909           3,921
   Operation and maintenance........................                104             81              283             263
   Depreciation and other amortization..............                 17             15               49              47
   Goodwill amortization............................                  5              5               16              16
   Taxes other than income..........................                 19             14               82              49
                                                                -------        -------          -------         -------
     Total operating expenses.......................              1,190          1,649            5,339           4,296
                                                                -------        -------          -------         -------

Operating income (loss).............................                (38)           (27)              16              14

Other income (deductions) -- net....................                  2              1                7              53
                                                                -------        -------          -------         -------

Income (loss) before interest, other
   charges and income taxes.........................                (36)           (26)              23              67

Interest income.....................................                 10              4               18               4

Interest expense and other charges..................                (22)           (21)             (67)            (58)
                                                                -------        -------          -------         -------

Income (loss) before income taxes...................                (48)           (43)             (26)             13

Income tax expense (benefit)........................                (15)           (14)              (4)              9
                                                                -------        -------          -------         -------

Net income (loss)...................................                (33)           (29)             (22)              4

Preferred stock dividends...........................                  1              1                3               3
                                                                -------        -------          -------         -------

Net income (loss) applicable to common stock........            $   (34)       $   (30)         $   (25)        $     1
                                                                =======        =======          =======         =======



                              CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                                     (UNAUDITED)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                                -----------------------         -------------------
                                                                  2001           2000             2001            2000
                                                                -------        -------          -------         ------
                                                                                 MILLIONS OF DOLLARS

Net income (loss)...................................            $   (33)       $   (29)         $   (22)        $     4
Other comprehensive income (loss) -
   Net change during period, net of tax effects:
   Cash flow hedges:
     Cumulative transition adjustment as of
       January 1, 2001..............................                 --             --                2              --
     Net change in fair value of derivatives........                 (3)            --               (6)             --
                                                                -------        -------          -------         -------
       Total........................................                 (3)            --               (4)             --
                                                                -------        -------          -------         -------

Comprehensive income (loss).........................            $   (36)       $   (29)         $   (26)        $     4
                                                                =======        =======          =======         =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 -----------------------
                                                                                   2001            2000
                                                                                 --------         ------
                                                                                   MILLIONS OF DOLLARS
Cash flows - operating activities
    Net income (loss).......................................................     $  (22)          $    4
    Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
        Depreciation and amortization.......................................         70               67
        Deferred income taxes - net.........................................         44               29
        Gain from sale of assets............................................         (4)             (53)
        Changes in operating assets and liabilities.........................        (22)            (256)
                                                                                 ------           ------
              Cash provided by (used in) operating activities...............         66             (209)
                                                                                 ------           ------

Cash flows - financing activities
    Change in notes payable:
        Banks...............................................................         (1)              --
        Parent..............................................................         92              203
    Cash dividends paid.....................................................         (3)              (3)
                                                                                 ------           ------
              Cash provided by financing activities.........................         88              200
                                                                                 ------           ------

Cash flows - investing activities
    Capital expenditures....................................................       (176)            (123)
    Proceeds from sale of assets............................................          5              110
    Other...................................................................          9               (5)
                                                                                 ------           ------
              Cash used in investing activities.............................       (162)             (18)
                                                                                 ------           ------

Cash provided by (used in) discontinued operations .........................         (4)              29
                                                                                 ------           ------

Net change in cash and cash equivalents.....................................        (12)               2

Cash and cash equivalents - beginning balance...............................         23                6
                                                                                 ------           ------

Cash and cash equivalents - ending balance..................................     $   11           $    8
                                                                                 ======           ======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 30,
                                                                                              2001            DECEMBER 31,
                                                                                           (UNAUDITED)            2000
                                                                                         --------------       ------------
                                                                                                MILLIONS OF DOLLARS
                                        ASSETS
Current assets:
   Cash and cash equivalents.......................................................         $     11             $    23
   Accounts receivable.............................................................              587               1,164
   Inventories - at average cost...................................................              122                  85
   Merchant energy trading assets..................................................              819               1,412
   Deferred income taxes...........................................................               24                  29
   Other current assets............................................................               91                 327
                                                                                            --------             -------
        Total current assets.......................................................            1,654               3,040

Investments........................................................................               38                  43
Property, plant and equipment - net................................................            1,537               1,417
Goodwill...........................................................................              778                 788
Regulatory assets..................................................................               74                  69
Merchant energy trading assets.....................................................              407                 287
Deferred debits and other assets...................................................               24                  14
                                                                                            --------             -------

        Total assets...............................................................         $  4,512             $ 5,658
                                                                                            ========             =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable -- banks..........................................................         $     --             $     1
   Accounts payable:
      Parent and affiliates........................................................              100                  18
      Trade........................................................................              345               1,018
   Merchant energy trading liabilities.............................................              696               1,396
   Other current liabilities.......................................................              106                  97
                                                                                            --------             -------
        Total current liabilities..................................................            1,247               2,530

Accumulated deferred income taxes and investment tax credits.......................              148                 103
Merchant energy trading liabilities................................................              315                 276
Other deferred credits and noncurrent liabilities..................................              240                 246
Advances from parent...............................................................              667                 575
Long-term debt, less amounts due currently.........................................              754                 757

TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior subordinated debentures of TXU Gas
   Company.........................................................................              147                 147

Contingencies (Note 5)

Shareholders' equity:
   Preferred stock.................................................................               75                  75
                                                                                            --------             -------

   Common stock (par value - $.01 per share):
      Authorized shares - 100,000,000, Outstanding shares - 451,000................               --                  --
   Paid in capital.................................................................            1,010               1,013
   Deficit.........................................................................              (87)                (64)
   Accumulated other comprehensive loss............................................               (4)                 --
                                                                                            --------             -------
      Total common stock equity....................................................              919                 949
                                                                                            --------             -------
        Total shareholders' equity.................................................              994               1,024
                                                                                            --------             -------

        Total liabilities and shareholders' equity.................................         $  4,512             $ 5,658
                                                                                            ========             =======

                See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       BUSINESS

         TXU Gas Company (TXU Gas) is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas and merchant energy trading of natural gas and electricity throughout the United States (US) and parts of Canada. TXU Gas is a wholly-owned subsidiary of TXU Corp. (TXU), a Texas corporation. TXU is a global energy services company that engages in electric and natural gas services, electricity generation, merchant energy trading, energy marketing, energy delivery, telecommunications, and other energy-related services primarily in the US, Europe and Australia.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION -- The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, except for the adoption in the first quarter of 2001 of the new accounting standard for derivatives discussed below, prepared on the same basis as the audited financial statements included in its Annual Report on Form 10-K for 2000 (2000 Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the US Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for the full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes to the financial statements are stated in millions of US dollars unless otherwise indicated.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- On January 1, 2001, TXU Gas adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 (June 1999) and by SFAS No. 138 (June 2000).

         In accordance with the transition provisions of SFAS No. 133, TXU Gas recorded, as of January 1, 2001, a cumulative effect of $1.6 million after-tax as an increase to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments. For the period from transition to September 30, 2001, none of this cumulative transition adjustment has been reclassified into earnings.

         SFAS No. 133 has not affected reported operating results of merchant energy trading activities. The merchant energy trading business has used mark-to-market accounting for its trading activities, consistent with the required accounting under SFAS No. 133 for trading transactions that are derivatives.

         Ongoing implementation issues being addressed by standard-setting groups may affect the application of SFAS No. 133. In April 2001, the Financial Accounting Standards Board (FASB) finalized a conclusion that contracts with volume optionality do not qualify for the normal purchase and sale exception. In June 2001, the FASB approved a number of implementation issues regarding the normal purchase and sale exception. TXU Gas does not expect the new guidance to have a material effect on its financial position. The FASB continues to address specific aspects of the normal purchase and sale exception.

         The terms of TXU Gas' derivatives that have been designated as hedges match the terms of the underlying hedged items. As a result, TXU Gas experienced no hedge ineffectiveness during the period.

         As of September 30, 2001, it is expected that $2.3 million of after-tax net losses now included in the net gains/losses from derivative instruments that are accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

         NEW ACCOUNTING STANDARDS -- SFAS No. 141, "Business Combinations", became effective for TXU Gas on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

         SFAS No. 142, "Goodwill and Other Intangible Assets", is effective for TXU Gas beginning January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Gas' existing goodwill (approximately $22 million on an annualized basis) will cease after December 31, 2001.

         In addition, SFAS No. 142 requires TXU Gas to complete a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

         As part of its implementation effort to adopt SFAS No. 142, TXU Gas is in the process of determining its reporting units as defined by SFAS No. 142, the fair value of those reporting units and the allocation of goodwill to those reporting units based upon the determined fair value.

         SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Gas beginning January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", will be effective for TXU Gas beginning January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

         TXU Gas is evaluating the impact the adoption of these standards will have on its financial position and results of operations.

3.       CAPITALIZATION

         TXU GAS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS (TRUST SECURITIES) -- At September 30, 2001, a statutory business trust, TXU Gas Capital I, had $147 million of floating rate Trust Securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a six-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities, in whole or in part, on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust, TXU Gas Capital I, and has effectively issued a full and unconditional guarantee of the trust's securities. At September 30, 2001, TXU Gas had two interest rate swap agreements with respect to floating rate Trust Securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

4.       REGULATION AND RATES

         TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to approximately $19.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2000. During 2001, rate cases have been filed in 336 Texas cities. Settlement agreement has been reached for all cities in the Hill Country distribution system. This results in an annual increase in rates of $1.1 million. Ordinances have been passed and rates implemented approving increases in the Northwest Metro/Mid Cities distribution system for an increase of $5.2 million and the East Region distribution system for an increase of $4.0 million. Additionally, a settlement, in principle has been reached in the South Region rate case with all 81 cities in the system. When ordinances are finalized in each city, the settlement will represent an aggregate increase in annual revenue of $8.3 million. Ordinances are due to be finalized in all the South Region cities in November 2001. The West distribution system filing, representing 77 cities remains pending. The requested increase in the West system is $6.6 million.

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

         In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas (named in the litigation as ENSERCH) and TXU Energy Trading, a wholly-owned subsidiary. The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted on January 16, 2001, and the case is now pending in Stevens County, Kansas. TXU Energy Trading has been dismissed from the suit. The plaintiffs recently amended their petition to join TXU Fuel Company (TXU Fuel), an affiliate, as a defendant in this litigation. Quinque and the other named plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the petition. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

         GENERAL -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of management, should not have a material effect on TXU Gas' financial position, results of operations or cash flows.

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

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                    -------------------      ----------------
                                                     2001        2000        2001       2000
                                                    ------      ------      ------     -----
         Operating revenues--
           Gas pipeline and distribution......      $  119      $   148     $   973    $   629
           Merchant energy trading............       1,028        1,474       4,377      3,681
           Other..............................           5           --           5         --
                                                    ------       ------     -------    -------
             Consolidated.....................      $1,152      $ 1,622     $ 5,355    $ 4,310
                                                    ======      =======     =======    =======

         Affiliated revenues --
           Gas pipeline and distribution......      $    2      $     1     $     3    $     9
           Merchant energy trading............          --            2           4         --
           Eliminations.......................          (2)          (3)         (7)        (9)
                                                    ------      -------     -------    -------
             Consolidated.....................      $   --      $    --     $    --    $    --
                                                    ======      =======     =======    =======

         Net income (loss) --
           Gas pipeline and distribution......      $  (27)      $   (1)    $   (17)   $    56
           Merchant energy trading............          (3)         (19)          7        (31)
           Other..............................          (3)          (9)        (12)       (21)
                                                    ------       ------      ------    -------
             Consolidated.....................      $  (33)      $  (29)     $  (22)   $     4
                                                    ======       ======      ======    =======

7.       SUPPLEMENTARY FINANCIAL INFORMATION

         ACCOUNTS RECEIVABLE -- At September 30, 2001 and December 31, 2000, accounts receivable are stated net of uncollectible accounts of $24 million and $17 million, respectively.

         SALE OF RECEIVABLES -- TXU Gas continually sells customer accounts receivable to a wholly-owned bankruptcy-remote subsidiary (Receivables Company) which sells undivided interests in these accounts receivable to financial institutions. On July 30, 2001, the Receivables Company facility was amended to add TXU Electric Company, a wholly-owned subsidiary of TXU and an affiliate of TXU Gas, as a party and to increase to $600 million the aggregate amount in which Receivables Company could sell interests. At September 30, 2001, TXU Gas had sold $24 million of interests in customer accounts receivable.

         INVENTORIES BY MAJOR CATEGORY --

                                                                                        SEPTEMBER 30,
                                                                                            2001       DECEMBER 31,
                                                                                         (UNAUDITED)       2000
                                                                                        -------------  -----------
Materials and supplies.......................................................             $     6        $     5
Gas stored underground.......................................................                 116             80
                                                                                          -------        -------
     Total inventories.......................................................             $   122        $    85
                                                                                          =======        =======

         PROPERTY, PLANT AND EQUIPMENT --

                                                                                        SEPTEMBER 30,
                                                                                            2001       DECEMBER 31,
                                                                                         (UNAUDITED)       2000
                                                                                        -------------  ------------
Gas distribution and pipeline................................................             $ 1,602        $ 1,510
Other........................................................................                  58             25
                                                                                          -------        -------
        Total................................................................               1,660          1,535
Less accumulated depreciation................................................                 253            205
                                                                                          -------        -------
        Net of accumulated depreciation......................................               1,407          1,330
Construction work in progress................................................                 130             87
                                                                                          -------        -------

        Net property, plant and equipment....................................             $ 1,537        $ 1,417
                                                                                          =======        =======

         GOODWILL -- At September 30, 2001 and December 31, 2000, goodwill is stated net of accumulated amortization of $88 million and $72 million, respectively.

         CREDIT RISK - Credit risk relates to the risk of loss that TXU Gas would incur as a result of non-performance by counterparties. TXU Gas maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty's financial condition, credit rating, and other credit criteria and risk mitigation tools as deemed appropriate, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with that counterparty that creates credit exposure to TXU Gas. Additionally, TXU Gas has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This could result in the reduction of the credit limit or request for additional financial assurances.

         CONCENTRATION OF CREDIT RISK - TXU Gas' exposure to credit risk represents trade accounts receivable, merchant energy trading assets and derivative assets and, as of September 30, 2001 is, $1.1 billion, after allowable netting agreements and reserves of $697 million.

         TXU Gas had no exposure to any one customer that represented more than 5% of the gross fair value of TXU Gas' trade accounts receivable, merchant energy trading assets and derivative assets at September 30, 2001. Most of TXU Gas' counterparties, are major energy companies or financial institutions considered to be of investment grade, determined using publicly available information including Standard & Poor's rating of at least BBB-. The risk of loss to TXU Gas arising from non-performance by counterparties is considered unlikely.

         Based on TXU Gas' policies for managing credit risk, its exposures and its credit and other reserves, TXU Gas does not anticipate a materially adverse effect on its financial position or results of operations as a result of non-performance by any counterparty.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of September 30, 2001, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000 and of consolidated cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of TXU Gas management.

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

Dallas, Texas
November 12, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Although the price of natural gas has varied significantly since the third quarter of 2000, the city gate rate for the cost of gas TXU Gas Company (TXU Gas) ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas and provides for full recovery of the actual cost of gas delivered.

OVERVIEW

THREE MONTHS ENDED SEPTEMBER 30, 2001

         Operating revenues for TXU Gas decreased by $470 million, or 29%, to $1.2 billion for the three months ended September 30, 2001. The decrease reflects lower physical gas trading volumes and lower gas prices in the Merchant Energy Trading segment and an adjustment for gas costs that are unrecoverable under current fuel clause mechanisms in the Gas Pipeline and Distribution segment. TXU Gas intends to seek recovery of those types of costs in future rate filings.

         Gross margin (operating revenues less energy purchased for resale) increased by $19 million, or 22%, to $107 million for the third quarter of 2001. The increase was driven by the Merchant Energy Trading segment due to favorable proprietary trading activities, including forward initiatives associated with the deregulation of the Texas electricity market beginning in January 2002, and growth in trading transactions. These factors were partially offset by the adjustment for unrecoverable gas costs in the Gas Pipeline and Distribution segment. Trading activity associated with physical delivery of a commodity is reported in operating revenues and energy purchased for resale, while a gain or loss from financial trading activity is reported net in operating revenues.

         Operation and maintenance expense increased by $23 million, or 28%, to $104 million for the third quarter of 2001. The increase reflects higher costs to support the growth in trading and retail gas operations in the Merchant Energy Trading segment and increases in several expense categories in the Gas Pipeline and Distribution segment, including bad debts driven by higher gas costs in prior periods, increased maintenance costs to improve system reliability and higher customer service costs.

         Other operating expenses increased $7 million, or 21%, to $41 million for the third quarter of 2001. The increase primarily reflects higher taxes other than income in the Gas Pipeline and Distribution segment resulting from higher gross receipts taxes on higher revenues in prior periods.

         Operating loss increased by $11 million, or 41%, to $38 million for the third quarter of 2001, as the increase in operation and maintenance expense and other operating expenses more than offset the increase in gross margin.

         Interest expense net of interest income decreased $5 million, or 29%, to $12 million for the third quarter of 2001 due largely to lower interest rates.

         The effective tax rate was 31% in the 2001 period and 33% in the 2000 period.

         Net loss increased by $4 million, or 14%, to $33 million for the third quarter of 2001. The increases in operation and maintenance expense and other operating expenses were only partially offset by higher gross margin and lower net interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 2001

         TXU Gas sold its gas processing operations in May 2000, resulting in a pre-tax gain of $53 million ($34 million after-tax). The following discussion excludes the results of operations from, and gain on the sale of, the gas processing business from the 2000 results.

         Operating revenues for TXU Gas increased by $1.1 billion, or 26%, to $5.4 billion for the nine months ended September 30, 2001. The increase reflects higher revenues for the Merchant Energy Trading segment, primarily due to higher gas prices, which spiked in the early part of 2001, partially offset by lower physical gas volumes traded and sold. The increase also reflects increased revenues in the Gas Pipeline and Distribution segment primarily from both higher gas prices and volumes sold as a result of the colder winter weather in 2001 compared to 2000 and rate enhancements.

         Gross margin increased $98 million, or 28%, to $446 million for the nine-month period in 2001. The increase was driven by the Merchant Energy Trading segment reflecting favorable proprietary trading activities, including forward initiatives associated with the deregulation of the Texas electricity market beginning in 2002, and growth in trading transactions, partially offset by lower gross margin on retail gas operations. In the Gas Pipeline and Distribution segment, increased gross margin in the gas pipeline operations was partially offset by lower gross margin in the gas distribution business. In the gas distribution business, higher volumes distributed were more than offset by the adjustment for gas costs.

         Operation and maintenance expense increased by $54 million, or 24%, to $283 million for the nine-month period of 2001. The gas distribution business in the Gas Pipeline and Distribution segment had increases in several expense categories including bad debts driven by higher gas costs, increased maintenance costs to improve system reliability and higher customer service costs. Increased costs in the Merchant Energy Trading segment reflect higher costs to support the growth in trading operations.

         Other operating expenses increased by $37 million, or 33%, to $147 million in the nine-month period of 2001. The increase primarily reflects higher gross receipts taxes on higher revenues in prior periods.

         Operating income increased by $7 million, or 78% to $16 million in the nine-month period of 2001 as the increase in gross profit more than offset the increase in operation and maintenance expense and other operating expenses.

         Other income (deductions) totaled $7 million for the nine-month period of 2001, largely representing the gain on the sale of assets.

         Interest expense net of interest income decreased $7 million, or 12%, to $49 million in the 2001 nine-month period due largely to lower interest rates.

         The effective income tax rate for the 2001 period was 15% compared to 26% for the 2000 period. The difference between the effective tax rate and the statutory tax rate is primarily due to non-deductible goodwill amortization. The tax effect of non-deductible goodwill amortization is $5 million. Although goodwill amortization was consistent in both periods, when applied against a $26 million loss before income taxes in the 2001 period and a $47 million loss before income taxes in the 2000 period, a significant change in the effective tax rate results.

         Net loss decreased by $13 million, or 37%, to $22 million for the 2001 nine-month period reflecting increased gross profit and other income partially offset by higher operation and maintenance expense, other operating expenses and income tax.

SEGMENTS

         Revenues and net income by operating segment are shown in Note 6 to the Financial Statements.


GAS PIPELINE AND DISTRIBUTION

SEGMENT HIGHLIGHTS



                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ----------------------        ----------------------
                                                           2001           2000          2001            2000
                                                         -------        -------        -------        -------
Gas volumes (billion cubic feet - Bcf):
    Disbribution...............................               13             14            105             82
    Pipeline Transportation....................              127            168            407            442
Revenues (millions):
    Distribution...............................          $   101        $   123        $   915        $   516
    Pipeline Transportation....................               26             28             86             87
    Other......................................               (6)            (2)           (25)            35
                                                         -------        -------        -------        -------
        Total operating revenues...............          $   121        $   149        $   976        $   638
                                                         =======        =======        =======        =======

Heating degree days (% of normal)..............               --             --           104%            66%


         Operating revenues for the Gas Pipeline and Distribution segment decreased $28 million, or 19%, to $121 million for the three months ended September 30, 2001. The decrease primarily reflects an adjustment for gas costs that are unrecoverable under current fuel clause mechanisms and slightly lower transportation revenues in the pipeline operation. TXU Gas intends to seek recovery of those types of costs in future rate filings.

         Net loss increased by $26 million to $27 million for the three months ended September 30, 2001. The increase primarily reflects decreased gross profit due to the adjustment for unrecoverable gas costs, increases in operation and maintenance expense and other operating expenses partially offset by lower net interest expense. The increase in operation and maintenance expense is in several categories, including bad debts due to higher gas costs in prior periods, increased maintenance costs to improve system reliability and higher customer service costs. The increase in other operating expenses is largely because of higher gross receipts taxes on higher revenues in prior periods. Lower net interest expense is due largely to lower interest rates.

         The following discussion excludes the operating results from, and the gain on the sale in 2000 of, the gas processing business.

         Operating revenues for the Gas Pipeline and Distribution segment increased by $391 million, or 67%, to $976 million for the nine months ended September 30, 2001. The increase reflects higher gas prices and higher volumes sold in the gas distribution business as a result of the colder winter weather in 2001 as compared to 2000 and rate enhancements.

         The segment had a net loss of $17 million for the 2001 nine-month period and net income of $17 million for the 2000 nine-month period. The change reflects higher operation and maintenance expense and higher other operating expenses offset by increases in gross profit and other income and lower net interest expense. The gas distribution business had increases in several operation and maintenance categories, including bad debts driven by higher gas costs, increased maintenance costs to improve system reliability and higher customer service costs. The increase in other operating expenses was primarily for higher gross receipts taxes on higher revenues in prior periods. The increase in gross profit reflects the higher volumes sold in the gas distribution business due to the colder winter weather as well as rate enhancements. Other income includes a gain on sale of assets while the lower net interest expense is due to lower interest rates.

MERCHANT ENERGY TRADING

SEGMENT HIGHLIGHTS



                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ----------------------        ----------------------
                                                          2001           2000           2001            2000
                                                         -------        -------        -------        -------
  Trading and marketing physical volumes:
       Gas (Bcf).................................            211            327            665            953
       Electric (gigawatt-hours-GWh).............          5,931          4,358         13,721         14,898


         Operating revenues for the Merchant Energy Trading segment decreased by $448 million, or 30%, to $1.0 billion for the three months ended September 30, 2001. The decrease primarily reflects lower physical gas volumes and lower gas prices in the trading operations.

         Net loss for the segment decreased by $16 million, or 84%, to a loss of $3 million for the third quarter. The change reflects improved margins, including mark-to-market gains, due to favorable proprietary trading activities trading activities, including forward initiatives associated with the deregulation of the Texas electricity market beginning in 2002, and growth in trading transactions. These benefits were partially offset by higher operation and maintenance expense related to expanded trading operations and energy services operations.

         Operating revenues for the segment increased by $700 million, or 19%, to $4.4 billion for the nine months ended September 30, 2001. The increase primarily reflects higher gas prices which spiked in the early part of 2001, partially offset by lower physical gas volumes traded and sold.

         The segment had net income of $7 million for the 2001 nine-month period and a net loss of $31 million for the 2000 nine-month period. The change reflects improved margins, including mark-to-market gains, due to favorable proprietary trading activities, including forward initiatives associated with the deregulation of the Texas electricity market beginning in 2002, and growth in trading transactions. This was partially offset by higher operation and maintenance expense to support the growth in trading operations and higher net interest expense due to the costs of funding expanded infrastructure and the growth in trading operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities, before changes in operating assets and liabilities, for the nine months ended September 30, 2001 was $88 million compared with $47 million for the same period last year. Changes in operating assets and liabilities used $22 million in the first nine months of 2001 compared to using $256 million in the first nine months of 2000. Changes in operating assets and liabilities for the current period were primarily caused by fluctuations in working capital and the changes in deposits on TXU Energy Trading Company's (TXU Energy Trading's) over-the-counter and exchange trading margin accounts since the 2000 period.

         Cash of $88 million was provided by financing activities in the first nine months of 2001 compared with $200 million in the first nine months of 2000. A total of $92 million was provided by advances from TXU Corp. in the 2001 period compared to a total of $203 million in the 2000 period.

         Cash of $162 million was used in investing activities in the first nine months of 2001 compared with cash of $18 million used in the prior year period. The sale of substantially all of the natural gas processing assets in the second quarter of 2000 provided $105 million. The increase in capital expenditures from $123 million in the prior year period to $176 million in the current year period was to improve system reliability.

         At September 30, 2001, TXU Gas had no borrowings outstanding under the US Credit Agreements described in Note 3 of TXU Gas' Annual Report on Form 10-K for 2000 (2000 Form 10-K). Letters of Credit outstanding under the agreements totaled $110 million for TXU Gas. The US Credit Agreements primarily support commercial paper borrowings of TXU Corp. (TXU).

         FINANCING ARRANGEMENTS - TXU Gas may issue and sell additional debt and equity securities as needed, including the possible future issuance and sale of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, which are currently registered with the Securities and Exchange Commission for issuance pursuant to Rule 415 under the Securities Act of 1933.

CREDIT RISK

         See Note 7 to Financial Statements for information on credit risk.

REGULATION AND RATES

         Although TXU Gas cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments other than those discussed in the TXU Gas 2000 Form 10-K and this Form 10-Q, which might significantly alter TXU Gas' financial position, results of operations or cash flows. See Note 4 to Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

         CHANGES IN ACCOUNTING STANDARDS -- See Note 2 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

         This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the TXU Gas 2000 Form 10-K, as well as general industry trends; power costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demand, among others, that could cause the actual results of TXU Gas and/or its subsidiaries to differ materially from those projected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Except for changes in energy price risk mentioned below, the information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the TXU Gas 2000 Form 10-K and is therefore not presented herein. Changes in the fair value of TXU Gas' cash flow hedges for interest rate swaps, that were discussed in the TXU Gas 2000 Form 10-K, are recorded as a component of Other Comprehensive Income as a result of implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Other than as described therein, since December 31, 2000, there has been minimal change in the contractual terms and notional amounts of interest rate contracts as disclosed in the TXU Gas 2000 Form 10-K.

         TXU Energy Trading, a wholly-owned subsidiary of TXU Gas, uses market-implied volatilities to determine its exposure to market risk. Market risk is estimated as the potential loss in fair value resulting from at least a 15% change in market factors, which may differ from actual results. Using a two standard deviation change, the most adverse change in fair value at September 30, 2001 and December 31, 2000, as a result of this analysis, was a reduction of $26 million and $1 million, respectively. This change is a result of expansion in the energy marketing business in accordance with the TXU merchant energy strategy in preparation for deregulation of the electricity markets in Texas commencing January 1, 2002.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Legislation was passed during the 1999 session of the Texas Legislature that will restructure the electric utility industry in Texas. TXU Electric Company (TXU Electric), a wholly-owned subsidiary of TXU, has announced and received the requisite approval for its plan to comply with the requirements of the legislation. On January 1, 2002, TXU Electric's businesses will be restructured into a regulated transmission and distribution (T&D) utility business and an unregulated merchant energy business, which will be called TXU Energy. TXU Electric will remain as a holding company for the T&D business and TXU Energy. As of January 1, 2002, TXU Energy will acquire TXU Electric's power generation and retail energy businesses. In addition, at that date, it will acquire certain other businesses that are currently part of the TXU system. They will include the merchant energy trading business of TXU Gas, which will be transferred to a newly formed subsidiary of TXU Energy.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits filed as a part of Part II are:

     15 Letter from independent accountants as to unaudited interim financial information

     99 Condensed Statements of Consolidated Income - Twelve Months Ended September 30, 2001 and 2000

   (b)   Reports on Form 8-K filed since June 30, 2001:

         None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         TXU GAS COMPANY




                                         By         /s/ Biggs C. Porter
                                            -----------------------------------
                                                       Biggs C. Porter
                                                       Vice President,
                                                 Principal Accounting Officer






Date: November 12, 2001