Form 10-K405
period 2001-12-31
TXU GAS CO
filed 2002-03-21
CIK 33015

================================================================================

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549

                    ----------------------------------------

                                    FORM 10-K

           ( / ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                     --OR--

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    ----------------------------------------

Commission                Exact Name of Registrant as Specified in its Charter; State of Incorporation; I.R.S. Employer
File Number                     Address of Principal Executive Offices; and Telephone Number            Identification No.
-----------               ----------------------------------------------------------------------------- ------------------

1-3183                                TXU Gas Company                                                     75-0399066
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [/] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [/ ]

Aggregate market value of TXU Gas Company Common Stock held by non-affiliates:
None

Common Stock outstanding at March 20, 2002: 451,000 shares, par value $0.01 per share.

                 ----------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                 ----------------------------------------------


================================================================================

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

                                                       PART I

Items 1. and 2.  BUSINESS AND PROPERTIES
            BUSINESS AND PROPERTIES ...............................................................          1
            COMPETITIVE STRATEGY ..................................................................          2
            CONTINUING OPERATIONS - GAS PIPELINE, GAS DISTRIBUTION AND
                 ASSET MANAGEMENT SERVICES ........................................................          4
            ENVIRONMENTAL MATTERS .................................................................          7

Item 3.     LEGAL PROCEEDINGS .....................................................................          8

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................          8

                                                      PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

            STOCKHOLDER MATTERS ...................................................................          9

Item 6.     SELECTED FINANCIAL DATA ...............................................................          9

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

            CONDITION AND RESULTS OF OPERATIONS ...................................................          9

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES

            ABOUT MARKET RISK .....................................................................          9

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...........................................          9

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

            ACCOUNTING AND FINANCIAL DISCLOSURE ...................................................          9

                                                      PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ........................................         10

Item 11.    EXECUTIVE COMPENSATION ................................................................         12

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT ............................................................................         25

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................................         25

                                                      PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K ..............................................................................         26

APPENDIX A - Financial Information
APPENDIX B - TXU Gas Exhibits For 2001 Form 10-K

                                     PART I

Items 1. & 2.     BUSINESS AND PROPERTIES

                             BUSINESS AND PROPERTIES
                             -----------------------

         TXU Gas Company (TXU Gas), a Texas corporation, is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas and, until January 1, 2002, was engaged in wholesale energy trading of natural gas and electricity throughout the United States (US) and parts of Canada and retail sales of natural gas to large commercial/industrial customers. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services.

         Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the 1999 Restructuring Legislation provides that by January 1, 2002, each electric utility was required to separate (unbundle) its business into the following: power generation operations, a retail electric provider (REP) and a transmission and distribution (T&D) company or separate T&D companies. As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002.

         In connection with the 1999 Restructuring Legislation, TXU Corp.'s subsidiary, TXU US Holdings Company, (formerly TXU Electric Company) (US Holdings), transferred its power generation operations and retail customers to a new subsidiary, TXU Energy Company LLC (TXU Energy) and its T&D operations to another new subsidiary, Oncor Electric Delivery Company. In addition, as of January 1, 2002, TXU Energy acquired the energy trading business and the unregulated commercial/industrial retail gas supply operation of TXU Gas, among other operations of TXU Corp.

         The diagrams below summarize the principal legal entities of the US gas and electric operations of TXU Corp. and their relationships before and after the restructuring. The entities are identified by the names given them in this report.

            Before Restructuring                                            After Restructuring

            -----------------                                                ------------------

                TXU Corp.                                                         TXU Corp.

            -----------------                                                ------------------



-----------------       -----------------                           -----------------     -----------------

                          TXU Electric
   TXU Gas                 Company                                      TXU Gas            US Holdings (a)

-----------------       -----------------                           -----------------     -----------------


-----------------

   TXU Energy
     Trading                                                               --------------     -------------------
     Company
-----------------                                                                                Oncor Electric
                                                                              TXU Energy        Delivery Company

                                                                           --------------     -------------------

                                                     -------------------   --------------     ----------------

                                                        TXU Generation        TXU Energy        TXU Energy
                                                       Holdings Company        Trading        Retail Company
                                                             LLC              Company LP            LP

                                                     -------------------   --------------     ----------------

(a)      Formerly TXU Electric Company

         The energy trading business and the unregulated commercial/industrial retail gas supply operations acquired by TXU Energy are presented herein as a discontinued operation.

         At December 31, 2001, TXU Gas, excluding the energy trading business and the unregulated commercial/industrial retail gas supply operations, had 1,452 full-time employees. TXU Gas and its subsidiaries possess all necessary franchises, licenses and certificates to enable them to conduct their respective businesses.

Business of TXU Gas

         TXU Gas conducts its major business operations through the following divisions and subsidiaries:

         TXU Lone Star Pipeline, a partially rate-regulated division of TXU Gas, owns and operates interconnected natural gas transmission lines, six underground storage reservoirs, 23 compressor stations and related properties, all within Texas. With a system consisting of approximately 7,200 miles of transmission and gathering pipelines in Texas, TXU Lone Star Pipeline is one of the largest intrastate pipelines in the US. Through these facilities, it transports natural gas to TXU Gas' distribution division, TXU Gas Distribution, and other customers. Rates for the services provided to TXU Gas Distribution are regulated by the Railroad Commission of Texas (RRC), while rates for services to other customers are generally established by competitively negotiated contracts. The natural gas transmission and distribution lines of TXU Lone Star Pipeline and TXU Gas Distribution have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

         TXU Gas Distribution provides service through over 25,900 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.4 million residential, commercial and industrial customers in approximately 540 cities and towns, including the 11-county Dallas-Fort Worth Metroplex. TXU Gas Distribution also transports natural gas to end users within its distribution system as market opportunities allow. The distribution service rates that TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jurisdiction. The majority of TXU Gas Distribution's residential, commercial and industrial gas customers use natural gas for heating, and their needs are directly affected by the mildness or severity of the heating season. Weather normalization adjustments, which allow rates to be adjusted to reflect warmer or colder than normal weather during the winter months, have been approved by the various cities served by TXU Gas Distribution. TXU Gas Distribution has filed applications to terminate these adjustments, but cannot predict the outcome of these proceedings. Sales to electric generation customers are affected by the mildness or severity of both cooling and heating seasons.

         In August 2001, TXU Gas formed two new wholly-owned subsidiaries (the Oncor Utility Solutions companies) that offer unregulated utility asset management services for cooperatives, municipally owned and investor-owned utilities in Texas and throughout the rest of North America.

         TXU Gas owns a four-building office complex in Dallas, containing approximately 435,000 square feet of space that is occupied by TXU Gas and certain of its affiliates.

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

                               OPERATING SEGMENTS
                               ------------------

         With the transfers of businesses to TXU Energy on January 1, 2002, TXU Gas has one continuing business with no separate reportable segments:

         Gas Pipeline, Gas Distribution and Asset Management Services - integrated operations involving the purchase, transmission, distribution and sale of natural gas in Texas and asset management services in Texas and the rest of North America (primarily TXU Lone Star Pipeline, TXU Gas Distribution and the Oncor Utility Solutions companies);

         Accordingly, the energy trading business and the unregulated commercial/industrial retail gas supply operations have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas, and the related consolidated financial statements for prior periods have been restated.

          GAS PIPELINE, GAS DISTRIBUTION AND ASSET MANAGEMENT SERVICES
                             (Continuing Operations)

GENERAL

Operating Statistics

                                                                                    Year Ended
                                                                                   December 31,
                                                                     ----------------------------------------
                                                                        2001            2000            1999
                                                                     --------        --------        -------
SALES VOLUMES
   Gas distribution (billion cubic feet -- Bcf):
       Residential .............................................           84              83              68
       Commercial ..............................................           53              51              45
       Industrial and electric generation ......................            7               4               4
                                                                     --------        --------        --------
          Total gas distribution ...............................          144             138             117
                                                                     ========        ========        ========

   Pipeline transportation (Bcf) ...............................          546             601             551

OPERATING REVENUES (millions of dollars)
   Gas distribution:
       Residential .............................................     $    691        $    616        $    402
       Commercial ..............................................          372             318             212
       Industrial and electric generation ......................           47              28              20
                                                                     --------        --------        --------
          Total gas distribution ...............................        1,110             962             634
   Pipeline transportation .....................................          114             123             116
   Other revenues, net of intercompany eliminations ............            5              22             118
                                                                     --------        --------        --------
          Total operating revenues .............................     $  1,229        $  1,107        $    868
                                                                     ========        ========        ========


GAS DISTRIBUTION CUSTOMERS
   (end of year - in thousands) ................................        1,447           1,438           1,407

HEATING DEGREE DAYS (% of normal) ..............................           98%             95%             70%

         Gas Distribution Peaking -- TXU Gas Distribution estimates its peak-day availability of natural gas supply from its long-term contracts, short-term contracts and withdrawals from underground storage to be in excess of 2.2 Bcf. Daily spot contracts raise this availability level to meet additional peak-day needs.

         During 2001, the average daily demand of TXU Gas Distribution's residential and commercial customers was 0.4 Bcf. TXU Gas Distribution's peak-day demand in 2001 was on January 2, when the arithmetic-mean temperature was 27 degrees Fahrenheit and sales to its customers reached 1.9 Bcf.

         Gas Supply -- TXU Gas Distribution's natural gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and natural gas in storage. The total planned natural gas supply as of January 1, 2002 is 148 Bcf, which is approximately equal to TXU Gas Distribution's supply during 2001. TXU Gas Distribution has approximately 28 Bcf committed under contracts with specific reserves, 29 Bcf in working gas in storage and 38 Bcf committed under gas supply contracts not related to specific reserves or fields. In 2001, TXU Gas Distribution's natural gas requirements were purchased from approximately 89 independent producers, marketers and pipeline companies.

         TXU Gas Distribution manages its storage working gas inventory and storage deliverability along with other purchased gas to meet its peak-day requirements. TXU Gas Distribution utilizes the services of five natural gas storage fields owned by TXU Lone Star Pipeline, all of which are located in Texas. These fields have a maximum working gas capacity of more than 37 Bcf and a storage withdrawal deliverability of up to 1.2 Bcf per day. A sixth natural gas storage field is currently being depleted for possible abandonment.

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

         TXU Gas Distribution buys natural gas under long-term and short-term intrastate contracts in order to ensure reliable supply to its customers. Many of these contracts require minimum purchases of natural gas. The estimated natural gas demand, which assumes normal weather conditions, significantly exceeds the minimum purchase obligations of these contracts for the year 2002 and thereafter.

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

COMPETITION

         Customer sensitivity to energy prices and the availability of competitively priced natural gas in the unregulated markets continue to cause competition in the electric generation and industrial user markets. Natural gas faces varying degrees of competition from electricity, coal, natural gas liquids, oil and other refined products throughout TXU Gas Distribution's service territory. Pipeline systems of other companies, both intrastate and interstate, extend into or through the areas in which TXU Gas Distribution's markets are located, creating competition from other sellers of natural gas. As developments in the energy industry point to a continuation of these competitive pressures, TXU Gas Distribution intends to maintain its focus on customer service and the creation of new services for its customers in order to remain its customers' supplier of choice.

         TXU Lone Star Pipeline is the sole transporter of natural gas to TXU Gas Distribution's distribution systems. TXU Lone Star Pipeline competes with other pipelines in Texas to transport natural gas to new and existing industrial and power generation facilities as well as to off-system markets. These businesses are highly competitive.

         Open Access -- TXU Lone Star Pipeline has been an open access transporter under Section 311 of the Natural Gas Policy Act of 1978 (NGPA) on its intrastate transmission facilities since July 1988. Such transportation is performed pursuant to Section 311(a)(2) of the NGPA and is subject to an exemption from the jurisdiction of the Federal Energy Regulatory Commission
(FERC) under the Natural Gas Act, pursuant to Section 601 of the NGPA.

         Customers -- There are no individually significant customers upon which the gas pipeline and gas distribution business or results of operations are highly dependent.

REGULATION AND RATES

         TXU Gas Distribution and TXU Lone Star Pipeline are wholly intrastate in character and perform distribution utility operations and pipeline transportation services, respectively, in the State of Texas subject to regulation by municipalities in Texas and the RRC. The RRC regulates the charge for the transportation of natural gas by TXU Lone Star Pipeline to TXU Gas Distribution's distribution systems for sale to TXU Gas Distribution's residential and commercial customers. TXU Lone Star Pipeline owns no certificated interstate transmission facilities subject to the jurisdiction of the FERC under the Natural Gas Act, has no sales for resale under the rate jurisdiction of the FERC and does not perform any transportation service that is subject to FERC jurisdiction under the Natural Gas Act.

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

         TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to $26.8 million in annualized revenue increases, exclusive of changes in natural gas costs, was granted in 2001 in addition to $19.8 million granted in 2000 and $7.5 million granted in 1999. On March 1, 2002, TXU Gas Distribution filed new rate proceedings for the Dallas Distribution System and for the North Texas Metroplex Distribution System. These two filings, encompassing 111 cities in the Dallas-Fort Worth Metroplex, seek additional revenues of approximately $53 million over present rate revenues. TXU Gas cannot predict the outcome of these proceedings.

         Weather normalization adjustment clauses have been approved by the various cities served by TXU Gas Distribution. These clauses allow rates to be adjusted to reflect the impact of warmer or colder than normal weather during the winter months. TXU Gas has filed applications to terminate these adjustments. TXU Gas cannot predict the outcome of these proceedings.

         TXU Gas Distribution's sales to industrial customers are provided under rates reflected in standard rate schedules and contracts. Transportation services to industrial and electric generation customers are provided under competitively negotiated contracts. Industrial customers also have standard rate schedules for transportation services. Regulatory authorities in Texas have jurisdiction to revise, review and regulate rates to industrial and electric generation customers but, historically, have not actively exercised this jurisdiction because of the existing competitive market. Sales contracts with these customers permit automatic adjustment on a monthly basis for the full amount of increases or decreases in the cost of natural gas.

         TXU Gas Distribution has filed a 36 month gas cost prudence review covering the period of November 1, 1997 through October 30, 2000 with the RRC. This filing, made on July 16, 2001, was assigned GUD 9233. TXU Gas believes it has under-recovered its gas costs by $9 million during this period, which amount is carried as an asset. This proceeding has been abated pending resolution of GUD 9246 (see below).

         TXU Gas Distribution has filed a city gate rate cost reconciliation covering the period of July 1, 2000 to June 30, 2001 with the RRC. This filing, made on August 31, 2001, was assigned GUD 9246. TXU Gas believes it has under-recovered its gas costs by $22.3 million during this period, which amount does not include the $9 million at issue in GUD 9233. This amount is carried as an asset.

                              ENVIRONMENTAL MATTERS
                              ---------------------

         TXU Gas is subject to various federal, state and local regulations dealing with air and water quality and related environmental matters.

         Air - Under the Texas Clean Air Act, the Texas Natural Resource Conservation Commission (TNRCC) has jurisdiction over the permissible level of air contaminant emissions from, and permitting requirements for, gas delivery facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TNRCC, are also applicable. In 1999, EPA promulgated National Emission Standards for Hazardous Air Pollutants that apply to certain TXU Gas facilities. The TNRCC has not yet been delegated the authority to enforce these standards. Any additional capital expenditures, as well as any increased operating costs associated with these new requirements, are expected to be recoverable through rates, as similar costs have been recovered in the past. The TNRCC has issued Title V Operating Permits, required by the Clean Air Act, for all facilities to which this requirement applies. TXU Gas believes that operating costs that will be incurred under operating permits, new permit fee structures, capital expenditures associated with equipment modifications to reduce emissions and any expenditures on monitoring equipment, in the aggregate, will not have a material effect on TXU Gas' financial position, results of operations or cash flows.

         In 2001, the Texas Clean Air Act was amended to require that "grandfathered" facilities apply for permits. Implementing regulations have not been finalized; however, TXU Gas anticipates that the permits can be obtained for its "grandfathered" facilities without significant effects on the costs for operating these facilities.

         Water - The TNRCC, the EPA and the RRC have jurisdiction over water discharges (including storm water) from TXU Gas' facilities. TXU Gas' facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Gas holds all required waste water permits from the TNRCC and the RRC for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Gas believes it can satisfy the requirements necessary to obtain any required permits or renewals.

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

         In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas (named in the litigation as ENSERCH). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel Company (TXU Fuel), a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the petition with respect to TXU Gas or TXU Fuel. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

         General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required hereunder for TXU Gas is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholders' Equity and Notes to Financial Statements included in Appendix A of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Identification of Directors, business experience and other directorships:

                                 Other Positions and    Date First Elected as
                               Offices Presently Held          Director             Present Principal Occupation or
                                    With TXU Gas            (Current Term               Employment and Principal
                                (Current Term Expires          Expires              Business (Preceding Five Years),
  Name of Director      Age         In May, 2002)           in May, 2002)                 Other Directorships
 -------------------- ------- ------------------------- -----------------------  ---------------------------------------

T. L. Baker             56            President            January 1, 2002       President of Oncor  Electric  Delivery
                                                                                   and   TXU   Gas;    prior   thereto,
                                                                                   President  of  TXU  Electric;  prior
                                                                                   thereto,     President,     Electric
                                                                                   Service  Division  of TXU  Electric,
                                                                                   TXU Gas  Distribution and TXU SESCO;
                                                                                   prior   thereto,    Executive   Vice
                                                                                   President  of  TXU  Electric;  prior
                                                                                   thereto,  Senior Vice  President  of
                                                                                   TXU Electric;  other  directorships:
                                                                                   Oncor Electric Delivery.

H. Jarrell Gibbs        64             None                 May 12, 2000         President   of   TXU   Corp.   and  US
                                                                                   Holdings;    prior   thereto,   Vice
                                                                                   Chairman  of the  Board of TXU Corp.
                                                                                   and   TXU   Gas;    prior   thereto,
                                                                                   President  of  TXU  Electric;  other
                                                                                   directorships:     Oncor    Electric
                                                                                   Delivery,  TXU  Energy,  US Holdings
                                                                                   and TXU Europe Limited.

Michael J. McNally      47             None              February 16, 1996       Executive  Vice  President  and  Chief
                                                                                   Financial  Officer of TXU Corp.  and
                                                                                   Executive   Vice   President  of  US
                                                                                   Holdings; prior thereto,  President,
                                                                                   Transmission    Division    of   TXU
                                                                                   Electric;    other    directorships:
                                                                                   Oncor   Electric    Delivery,    TXU
                                                                                   Energy,  US Holdings  and TXU Europe
                                                                                   Limited.

Erle Nye                64    Chairman of the Board      September 17, 1982      Chairman   of  the   Board  and  Chief
                               and Chief Executive                                 Executive   of  TXU   Corp.,   Oncor
                                                                                   Electric  Delivery,  TXU Energy, TXU
                                                                                   Gas and US Holdings;  prior thereto,
                                                                                   President and Chief Executive of TXU
                                                                                   Corp.  and Chairman of the Board and
                                                                                   Chief  Executive  of  TXU  Electric;
                                                                                   other   directorships:   TXU  Corp.,
                                                                                   Oncor Electric Delivery, TXU Energy,
                                                                                   US Holdings and TXU Europe Limited.

R. A. Wooldridge        64             None                August 5, 1997        Partner  in the law  firm of  Hunton &
                                                                                   Williams;    other    directorships:
                                                                                   Oncor   Electric    Delivery,    TXU
                                                                                   Energy,  US Holdings  and TXU Europe
                                                                                   Limited.

Directors of TXU Gas receive no compensation in their capacity as Directors.

     Identification of Executive Officers and business experience:

                                                          Date First Elected
                                   Positions and          to Present Offices
                               Offices Presently Held       (Current Term
                               (Current Term Expires          Expires                       Business Experience
  Name of Officer       Age         In May, 2002)           in May, 2002)                  (Preceding Five Years)
 -------------------- ------- ------------------------- -----------------------  -----------------------------------------

Erle Nye               64        Chairman of the Board        January 1, 1998      Chairman   of  the   Board   and  Chief
                                  and Chief Executive                                Executive   of   TXU   Corp.,   Oncor
                                                                                     Electric  Delivery,  TXU Energy,  TXU
                                                                                     Gas and US Holdings;  prior  thereto,
                                                                                     President and Chief  Executive of TXU
                                                                                     Corp.  and  Chairman of the Board and
                                                                                     Chief Executive of TXU Electric.

T. L. Baker            56              President                May 12, 2000       President  of Oncor  Electric  Delivery
                                                                                     and   TXU   Gas;    prior    thereto,
                                                                                     President  of  TXU  Electric;   prior
                                                                                     thereto, President,  Electric Service
                                                                                     Division  of TXU  Electric,  TXU  Gas
                                                                                     Distribution  and  TXU  SESCO;  prior
                                                                                     thereto,  Executive Vice President of
                                                                                     TXU Electric;  prior thereto,  Senior
                                                                                     Vice President of TXU Electric.

M. S. Greene           56         President, TXU Lone        November 11, 1999     President,  TXU Lone Star  Pipeline and
                                     Star Pipeline                                   Transmission    Division   of   Oncor
                                                                                     Electric  Delivery;   prior  thereto,
                                                                                     Executive  Vice President of TXU Fuel
                                                                                     and TXU Mining.

H. Dan Farell          52          President, TXU Gas           May 12, 2000       President,   Distribution  Division  of
                                      Distribution                                   TXU    Gas   and    Oncor    Electric
                                                                                     Delivery;  prior  thereto,  Executive
                                                                                     Vice  President of TXU Electric,  TXU
                                                                                     Gas Distribution and TXU SESCO; prior
                                                                                     thereto, Chairman of the Board of TXU
                                                                                     Electricity   Limited  and   Managing
                                                                                     Director of TXU Australia.

There is no family relationship between any of the above-named Directors and Executive Officers.

Item 11.   EXECUTIVE COMPENSATION

     TXU Gas and its affiliates have paid or awarded compensation during the last three calendar years to the following Executive Officers for services in all capacities:

                                                     SUMMARY COMPENSATION TABLE

                                              Annual Compensation                   Long-Term Compensation
                                        ---------------------------------    --------------------------------------
                                                                                      Awards             Payouts
                                                                             -------------------------  -----------
                                                                Other        Restricted   Securities                 All Other
                                                               Annual        Stock        Underlying    LTIP          Compen-
        Name and                        Salary     Bonus     Compensation     Awards       Options/      Payouts      sation
   Principal Position           Year      ($)     ($) (8)      ($) (9)       ($) (10)      SARs (#)      ($) (11)    ($) (12)
--------------------------      ------  --------  ---------  ------------    ----------  -------------  ----------- ------------

Erle Nye, (1) (13) ...........  2001    964,583    475,000       ---         694,375         ---         519,747      222,658
  Chairman of the Board         2000    950,000    380,000       ---         593,750         ---         399,793      218,101
  and Chief Executive of        1999    908,333    475,000       ---         688,750         ---          61,016      184,892
  the Company

David W. Biegler, (2) (14) ...  2001    650,000    162,500       ---         308,750         ---         155,015       97,406
  Group President of            2000    650,000    162,500       ---         308,750         ---               0       96,924
  the Company                   1999    641,667    164,000       ---         310,250         ---               0       81,509

H Jarrell Gibbs,(3) (13) .....  2001    567,500    175,000      ---          305,500         ---         138,921      116,786
  Vice Chairman of              2000    537,500    150,000       81,559      273,750         ---          94,668      112,735
  the Company                   1999    511,667    156,000      257,308      273,000         ---          24,969       94,140

VJ Horgan, (4) (13) ..........  2001    461,667    150,000      ---                0         ---               0      989,149
  President of TXU              2000    142,500          0      ---                0         ---               0       49,076
  Energy Trading                1999          0          0      ---                0         ---               0            0

T. L. Baker, (5) (13) ........  2001    449,167    125,000      ---          230,750         ---         111,800       89,374
  President of                  2000    399,167    125,000      ---          219,500         ---          93,968       84,152
  the Company                   1999    355,833    116,000      ---          199,250         ---          23,467       71,675

M. S. Greene,  (6) (13) ......  2001    311,667     81,500      ---          153,500         ---          18,659       62,710
  President, TXU Lone           2000    283,333     75,000      ---          142,500         ---           6,021       59,487
  Star Pipeline                 1999    255,833     63,500      ---          122,000         ---          18,304       51,454

H. Dan Farell,  (7) ..........  2001    304,583     80,500      ---          151,375         ---          61,290       47,455
  President, TXU Gas            2000    279,583     70,000     (44,181)      135,250         ---           4,901       45,160
  Distribution                  1999    258,750     60,500      680          120,125         ---          15,394       39,347


---------------

(1)      Compensation amounts represent compensation paid by TXU Corp.

(2) Mr. Biegler was elected Group President of TXU Gas effective May 12, 2000 and served in that capacity through May 11, 2001. Compensation amounts represent compensation paid by TXU Corp.

(3) Mr. Gibbs served as Vice Chairman through May 11, 2001. Compensation amounts represent compensation paid by TXU Business Services.

(4)      Compensation amounts represent compensation paid by TXU Energy Trading.

(5) Mr. Baker was elected President of TXU Gas effective May 12, 2000. Compensation amounts represent compensation paid by TXU Electric.

(6) Mr. Greene was elected President of TXU Lone Star Pipeline effective November 11, 1999. Compensation amounts represent compensation paid by TXU Lone Star Pipeline.

(7) Mr. Farell was elected President, TXU Gas Distribution effective May 12, 2000. Compensation amounts represent compensation paid by TXU Electric.

(8) Amounts reported as Bonus in the Summary Compensation Table are attributable to the named officer's participation in the TXU Annual Incentive Plan (AIP) with the exception of Ms. Hogan's bonus, which was paid under an annual incentive program established by TXU Energy Trading. Eligible officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above participate in the AIP. Under the terms of the AIP as in effect for awards provided in 2001 and before, target incentive awards ranging from 40% to 75% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the TXU Corp. Organization and Compensation Committee (Committee), as well as the Committee's evaluation of the participant's and TXU Corp.'s performance. One-half of each award is paid in cash and reflected as Bonus in the Summary Compensation Table, and the remainder of the award is deferred and invested under the TXU Deferred and Incentive Compensation Plan (DICP) discussed in footnote
         (10). The AIP was amended with respect to awards to be provided beginning in 2002 so as to establish target incentive awards ranging from 20% to 75% of base salary, while retaining a maximum award of 100% of base salary, and to provide for the payment of the entire award, if any, in cash.

(9) The amounts reported for Mr. Gibbs as Other Annual Compensation consist of certain benefits provided by TXU Corp. under its standard expatriate policy in connection with an extended assignment in the United Kingdom during 1999 and 2000. The amount for 2000 represents income taxes associated with such benefits paid on Mr. Gibbs' behalf. The amount for 1999 includes approximately $128,000 for housing during the assignment, United Kingdom income taxes paid on Mr. Gibbs' behalf and certain other benefits.

         The amounts reported for Mr. Farell as Other Annual Compensation consist of certain benefits provided under the standard TXU expatriate policy in connection with an extended assignment in Australia during 1999. The amount for 2000 represents the utilization of foreign tax credit carry forwards resulting from income taxes associated with such benefits paid on Mr. Farell's behalf in prior years. The amount for 1999 represents income taxes associated with benefits paid on Mr. Farell's behalf.

(10) Amounts reported as Restricted Stock Awards in the Summary Compensation Table are attributable to the named officer's participation in the DICP. Elected corporate officers of TXU Corp. and its participating subsidiaries with the title of Vice President or above are eligible to participate in the DICP. Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. In addition, one-half of any AIP award (Incentive Award) is deferred and invested under the DICP. Concurrently with the change in the AIP providing for payment of the full amount of AIP awards in cash beginning in 2002, the DICP was amended to eliminate future Incentive Awards. Matching Awards and Incentive Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant's deferred salary, Matching Award and Incentive Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock, and the value of each unit credited to participants' accounts equals the value of a share of TXU Corp. common stock. On the expiration of the applicable maturity period (three years for Incentive Awards and five years for deferred salary and Matching Awards), the value of the participant's maturing accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferred salary together with 6% per annum interest compounded annually. Beginning in 2002, participants may elect to defer amounts that would otherwise mature under the DICP, under and subject to the provisions of the Salary Deferral Program
         (SDP), discussed in footnote (12), provided that any such deferral election must be made at least 12 months prior to the date that the amount would otherwise mature under the DICP. The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

         Incentive Awards and Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table for each of the last three years. As a result of these awards, undistributed Incentive Awards and Matching Awards made under the DICP in prior years, and dividends reinvested thereon, the number and market value at December 31, 2001 of such Units (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Biegler, Gibbs, Baker, Greene and Farell were 67,721 ($3,193,045), 29,445 ($1,388,332),
         29,308 ($1,381,872), 22,345 ($1,053,567), 14,930 ($703,950) and 14,467
         ($682,119), respectively.

(11) Amounts reported as LTIP Payouts in the Summary Compensation Table are attributable to the vesting and distribution of performance-based restricted stock awards under the Long-Term Incentive Compensation Plan (LTICP) and the distribution during the year of earnings on salaries previously deferred under the DICP.

         The LTICP is a comprehensive, stock-based incentive compensation plan providing for discretionary grants of common stock-based awards, including performance-based restricted stock. Outstanding awards of performance-based restricted stock to the named executive officers vest at the end of a three year performance period and provide for an ultimate distribution of from 0% to 200% of the number of shares initially awarded, based on TXU Corp.'s total return to shareholders over the three year period compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. Dividends on restricted shares are reinvested in TXU Corp. common stock and are paid in cash upon release of the restricted shares. Under the terms of the LTICP, the maximum amount of any award that may be paid in any one year to any of the named executive officers is the fair market value of 100,000 shares of TXU Corp.'s common stock determined as of the first day of such calendar year. The portion of any award that, based on such limitation, cannot be fully paid in any year is deferred until a subsequent year when it can be paid. Based on TXU Corp.'s total return to shareholders over the three year period ending March 31, 2001 compared to the returns provided by the companies comprising the Standard & Poor's Electric Utility Index, Messrs. Nye, Biegler, Gibbs, Baker and Farell each received 50% of the restricted shares awarded in May of 1998, which stock was valued at $487,190, $155,015, $110,725,
         $88,580 and $44,290, respectively.

         Amounts reported also include earnings distributed during the year on salaries previously deferred under the DICP for Messrs. Nye, Gibbs, Baker, Greene and Farell of $32,557, $28,196, $23,220, $18,659 and
         $17,000, respectively.

         As a result of restricted stock awards under the LTICP, and reinvested dividends thereon, the number of shares of restricted stock and the market value of such shares at December 31, 2001 held for Messrs. Nye, Biegler and Gibbs, Ms. Horgan, and Messrs. Baker, Greene and Farell were 256,714 ($12,104,065), 27,702 ($1,306,149), 43,640 ($2,057,626),
         30,351 ($1,431,050), 37,065 ($1,747,615), 16,135 ($760,765) and 16,135
         ($760,765), respectively.

         As noted, salaries deferred under the DICP are included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with these deferred salaries for 2001 and the number of shares awarded under the LTICP:

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                            Deferred and Incentive
                           Compensation Plan (DICP)             Long-Term Incentive Compensation Plan (LTICP)
                         -----------------------------  --------------------------------------------------------------
                          Number of     Performance                      Performance
                           Shares,        Or Other       Number of        or Other
                           Units or     Period Until   Shares, Units    Period Until      Estimated Future Payouts
                            Other        Maturation      or Other       Maturation or   -----------------------------
         Name             Rights (#)     Or Payout      Rights (#)         Payout        Minimum (#)    Maximum (#)
---------------------    ------------- --------------- -------------   ---------------- -----------------------------

Erle Nye ...........        4,449         5 Years        125,000           3 Years            0            250,000

David W. Biegler ...        2,966         5 Years          5,000           3 Years            0             10,000

H. Jarrell Gibbs ...        2,647         5 Years         15,000           3 Years            0             30,000

VJ Horgan ..........            0           ---           17,000           3 Years            0             34,000

T. L. Baker ........        2,145         5 Years         12,000           3 Years            0             24,000

M. S. Greene .......        1,460         5 Years          7,000           3 Years            0             14,000

H. Dan Farell ......        1,437         5 Years          7,000           3 Years            0             14,000

(12) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named officer's participation in certain plans and as otherwise described in this footnote.

         Under the TXU Thrift Plan (Thrift Plan) all eligible employees of TXU Corp. and any of its participating subsidiaries may invest up to 16% of their regular salary or wages in common stock of TXU Corp., or in a variety of selected mutual funds. Under the Thrift Plan, TXU Corp. matches a portion of an employee's contributions. For plan years beginning prior to January 1, 2002, the matching contribution was an amount equal to 40%, 50% or 60% (depending on the employee's length of service) of the first 6% of such employee's contributions. Beginning January 1, 2002, the Thrift Plan was amended to increase the matching contribution to 75% (regardless of the employee's length of service) of the first 6% of the employee's contribution for employees covered under the traditional defined benefit component of the TXU Retirement Plan, and 100% (regardless of the employee's length of service) of the first 6% of the employee's contribution for employees covered under the cash balance component of the TXU Retirement Plan. All matching contributions are invested in common stock of TXU Corp.. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Biegler and Gibbs, Ms. Horgan, and Messrs. Baker, Greene and Farell were $6,120, $6,120, $5,100, $4,080, $6,120, $6,120 and $6,120, respectively, during
         2001.

         Under the SDP each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the SDP ($103,960 for the program year beginning April 1, 2001) may elect to defer up to 50% of annual base salary, and/or up to 100% of any bonus or incentive award, for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. Beginning in 2002, participants may also elect to defer amounts that would otherwise mature under the DICP, under and subject to the provisions of the SDP, provided that any such deferral election must be made at least 12 months prior to the date that the amount would otherwise mature under the DICP. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the SDP; provided that employees who first become eligible to participate in the SDP on or after January 1, 2002, who are also eligible, or become eligible, to participate in the DICP, are not eligible to receive such SDP matching award. Salary and bonuses deferred under the SDP are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals are credited with earnings or losses based on the performance of investment alternatives under the SDP selected by each participant. At the end of the applicable maturity period, the trustee for the SDP distributes the deferrals and the applicable earnings in cash. The distribution is in a lump sum if the applicable maturity period is seven years. If the retirement option is elected, for distributions beginning prior to 2002, the distribution is in twenty annual installments, and for distributions beginning in 2002 and thereafter, the distribution is made in a number of annual installments selected in advance by the participant from 1 to 10 years or 15 years or 20 years. TXU Corp. is financing the retirement option portion of the SDP through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. During 2001, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Biegler, Gibbs, Baker, Greene and Farell in the amounts of $77,167, $52,000, $45,400, $35,933, $31,167 and $24,367, respectively.

         Under the TXU Split-Dollar Life Insurance Program (Insurance Program), split-dollar life insurance policies are purchased for elected corporate officers of TXU Corp. and its participating subsidiaries with a title of Vice President or above, with a death benefit equal to four times their annual Insurance Program compensation. The Insurance Program was amended, effective January 1, 2002, such that eligibility for the Insurance Program will be further limited and the death benefit of participants' insurance policies will be equal to two, three or four times their annual Insurance Program compensation depending on the officer category of the participant and the date the participant first became eligible for the Insurance Program. New participants vest in the policies issued under the Insurance Program over a six-year period. TXU Corp. pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant's attainment of age 65. During 2001, the economic benefit derived by Messrs. Nye, Biegler, Gibbs, Baker, Greene and Farell from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by TXU Corp. amounted to $139,371, $39,286, $66,286, $47,320, $25,423, and
         $16,968, respectively.

         An amount of $985,069 is included in the All Other Compensation column of the Summary Compensation Table for Ms. Horgan for 2001 representing the payment of certain deferred compensation provided for in her employment agreement with TXU Energy Trading, discussed in footnote
         (13).

(13) TXU Corp. has entered into employment agreements with. Messrs. Nye and Gibbs, Ms. Horgan and Messrs. Baker and Greene as hereinafter described in this footnote.

         Effective June 1, 2000, TXU Corp. entered into an employment agreement with Mr. Nye. The agreement provides for Mr. Nye's continued service, through June 1, 2004 (Term), as TXU Corp.'s Chairman of the Board and Chief Executive. Under the terms of the agreement, Mr. Nye will, during the Term, be entitled to a minimum annual base salary of $950,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 40,000 shares under the LTICP. The agreement also provides for the funding of the retirement benefit to which Mr. Nye will be entitled under TXU Corp.'s supplemental retirement plan in an amount determined in accordance with the standard formula under such plan. Additionally, the agreement entitles Mr. Nye to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to the greater of three times his annualized base salary and target bonus, or the total base salary and bonus he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

         TXU Corp. entered into an employment agreement with Mr. Gibbs effective June 1, 2001. The employment agreement provides for the continued service by Mr. Gibbs through May 31, 2003 (Term). Under the terms of the agreement, Mr. Gibbs will, during the Term, be entitled to a minimum annual base salary of $580,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 15,000 shares under the LTICP. Additionally, the agreement entitles Mr. Gibbs to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstance following a change-in-control of TXU Corp. during the Term, including a payment equal to two times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

         TXU Energy Trading entered into an employment agreement with Ms. Horgan effective September 1, 2000. The employment agreement provides for the continued service by Ms. Horgan through August 31, 2005 (Term). Under the terms of the agreement, Ms. Horgan is entitled to an initial annualized base salary of $450,000 and annual and long-term incentive opportunities. The agreement also provided for an initial award of 12,000 shares of restricted stock which was made under the LTICP, and certain deferred compensation based on the value of TXU common stock, payable over a four year period. Additionally, the agreement entitles Ms. Horgan to certain severance benefits in the event she is terminated without cause, or resigns with good reason, during the Term (including such a termination or resignation following a change-in-control of TXU Corp.). Such severance benefits include a payment equal to two times her annualized base salary and target bonus, and a payment in lieu of forfeited incentive and deferred compensation.

         TXU Corp. entered into an employment agreement with Mr. Baker effective July 1, 2000. The employment agreement provides for the continued service by Mr. Baker through June 30, 2003 (Term). In May 2001, the agreement was amended to extend the Term to June 30, 2004. Under the terms of the agreement, Mr. Baker will, during the Term, be entitled to a minimum annual base salary of $420,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 12,000 shares under the LTICP. Additionally, the agreement entitles Mr. Baker to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

         TXU Corp. entered into an employment agreement with Mr. Greene effective July 1, 2000. The employment agreement provides for the continued service by Mr. Greene through June 30, 2003 (Term). In May 2001, the agreement was amended to extend the Term to June 30, 2004. Under the terms of the agreement, Mr. Greene will, during the Term, be entitled to a minimum annual base salary of $300,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 5,000 shares under the LTICP. Additionally, the agreement entitles Mr. Greene to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

(14) Mr. Biegler retired effective December 31, 2001, and in connection with his retirement, entered into an agreement with TXU Corp. which provides, among other things, for the payment of certain supplemental retirement compensation over his life and the life of his spouse, and the waiver of the forfeiture provisions contained in his outstanding restricted stock award agreements.

         As a part of the acquisition of ENSERCH Corporation (renamed TXU Gas), options to purchase the common stock of TXU Gas, which had been granted to various employees of TXU Gas, were converted into options to acquire common shares of TXU Corp. The table below shows, for each of the named officers, the information specified with respect to exercised, exercisable and unexercisable options under all existing stock option plans, converted into shares of TXU Corp.'s common stock into which such options became exercisable at the time of the TXU Gas acquisition.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                        Number Of Securities              Value of Unexercised
                                                       Underlying Unexercised                 In-the-Money
                           Shares                            Options at                        Options at
                          Acquired                        December 31, 2001                 December 31, 2001
                             on          Value                   (#)                               ($)
                          Exercise      Realized   -----------------------------     -------------------------------
         Name                (#)           ($)     Exercisable     Unexercisable      Exercisable     Unexercisable
------------------------ ------------   ---------  -------------  ---------------    --------------  ---------------
Erle Nye                      0            0                  0          0                       0          0
David W. Biegler           82,298       1,575,457        47,480          0               1,151,171          0
H. Jarrell Gibbs              0            0                  0          0                       0          0
VJ Horgan                     0            0                  0          0                       0          0
T. L. Baker                   0            0                  0          0                       0          0
M. S. Greene                  0            0                  0          0                       0          0
H. Dan Farell                 0            0                  0          0                       0          0

         TXU Corp. and its subsidiaries maintain retirement plans (TXU Retirement Plan), which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). Annual retirement benefits under the traditional defined benefit component of the TXU Retirement Plan, which applied during 2001 to each of the named officers, other than Ms. Horgan, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. The TXU Retirement Plan also contains a cash balance component, which, prior to January 1, 2002, covered only employees of certain designated business units, including TXU Energy Trading. Under the cash balance component, which applies to Ms. Horgan, hypothetical accounts are established for participants and credited with monthly contribution credits equal to a percentage of the participant's compensation (prior to January 1, 2002, 2.30%, 3.15%, 3.80%, 4.60%, 5.55% or 6.75% depending on years of accredited service) and interest credits based on the average yield of the 30-year Treasury bond rate for the 12 months ending November 30 of the prior year. During 2001, employees, other than employees subject to collective bargaining requirements, who were participating under the traditional defined benefit component of the TXU Retirement Plan were given a one-time irrevocable election to continue their participation under such traditional defined benefit component, or to convert to a new cash balance component effective January 1, 2002. Individuals who were participating in the original cash balance component during 2001 began participating in this new cash balance component effective January 1, 2002. The new cash balance component modified the monthly contribution credit rate to a percentage of the participant's compensation (3.5%, 4.5%, 5.5% or 6.5%, depending on the participant's combined age and years of service). As of January 1, 2002, the benefit of employees who chose to convert to the new cash balance component was the actuarial equivalent of their accrued benefit under the traditional defined benefit component. All employees who begin their participation in the TXU Retirement Plan on or after January 1, 2002, will participate under the new cash balance component. Amounts reported under Salary for the named executive officers in the Summary Compensation Table approximate earnings as defined under the traditional defined benefit component of the TXU Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the traditional defined benefit component of the TXU Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. Based on benefits accrued under the cash balance component of the TXU Retirement Plan as of December 31, 2001, the estimated annual benefit payable to Ms. Horgan under such component at normal retirement age is $1,451. As of December 31, 2001, years of accredited service under the TXU Retirement Plan for Messrs. Nye, Biegler and Gibbs, Ms. Horgan and Messrs. Baker, Greene and Farell were 39, 4, 39, 0, 31, 31 and 27, respectively.

                             TXU PENSION PLAN TABLE

                                                        Years of Service
                      ------------------------------------------------------------------------------------------
    Remuneration            20               25                 30                 35                  40
  ------------------  --------------  ----------------  ------------------  -----------------  -----------------
     $ 50,000              $ 14,688          $ 18,360            $ 22,032           $ 25,704           $ 29,376
      100,000                29,688            37,110              44,532             51,954             59,376
      200,000                59,688            74,610              89,532            104,454            119,376
      400,000               119,688           149,610             179,532            209,454            239,376
      800,000               239,688           299,610             359,532            419,454            479,376
    1,000,000               299,688           374,610             449,532            524,454            599,376
    1,400,000               419,688           524,610             629,532            734,454            839,376
    1,800,000               539,688           674,610             809,532            944,454          1,079,376
    2,000,000               599,688           749,610             899,532          1,049,454          1,199,376

     Before the TXU Gas acquisition, Mr. Biegler earned retirement benefits under the Retirement and Death Benefit Program of 1969 of ENSERCH Corporation and Participating Subsidiary Companies (ENSERCH Retirement Plan) which was merged into, and became a part of, the TXU Retirement Plan effective December 31, 1997. In connection with this plan merger, the TXU Retirement Plan was amended to provide that the retirement benefit of certain TXU Gas employees will equal the sum of (1) their accrued benefit under the ENSERCH Retirement Plan through the last pay period of 1997 and (2) their accrued benefit under the TXU Retirement Plan beginning with the first pay period of 1998; provided that the aggregate retirement benefit earned under the traditional defined benefit component of the plans can be no less than the retirement benefit which would have been earned had all service under the traditional defined benefit component been under the ENSERCH Retirement Plan. Mr. Biegler, whose employment with TXU Corp. began August 5, 1997, is treated in a similar manner. Amounts reported for Mr. Biegler under Salary and Bonus in the Summary Compensation Table approximate earnings as defined by the ENSERCH Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the ENSERCH Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. As of Mr. Biegler's retirement date of December 31, 2001, he had 29 years of accredited service under the ENSERCH Retirement Plan and, as previously noted, 4 years of accredited service under the TXU Retirement Plan.

                           ENSERCH PENSION PLAN TABLE

                                                        Years of Service
                       -----------------------------------------------------------------------------------------------
  Remuneration             20             25               30               35               40               45
------------------     -----------     ----------      -----------      ------------     ------------     ------------

     $ 50,000            $ 12,500       $ 15,625         $ 18,750          $ 21,875         $ 23,125         $ 24,375
      100,000              29,418         36,773           44,127            51,482           54,982           56,482
      200,000              64,418         80,523           96,627           112,732          117,732          122,732
      400,000             134,418        168,023          201,627           235,232          245,232          255,232
      800,000             274,418        343,023          411,627           480,232          500,232          520,232
    1,000,000             344,418        430,523          516,627           602,732          627,732          652,732
    1,400,000             484,418        605,523          726,627           847,732          882,732          917,732
    1,800,000             624,418        780,523          936,627         1,092,732        1,137,732        1,182,732
    2,000,000             694,418        868,023        1,041,627         1,215,232        1,265,232        1,315,232

     TXU Corp.'s supplemental retirement plans (Supplemental Plan) provide for the payment of retirement benefits, which would otherwise be limited by the Code, or the definition of earnings in the TXU Retirement Plan or the ENSERCH Retirement Plan, as applicable. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the applicable qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the defined benefit component of the TXU Retirement Plan, earnings also include AIP awards (50% of the AIP award is reported under Bonus for the named officers in the Summary Compensation Table). The tables set forth above illustrate the total annual benefit payable at retirement under the TXU Retirement Plan and the ENSERCH Retirement Plan, respectively, inclusive of benefits payable under the Supplemental Plan, prior to any reduction for earlier-than-normal or a contingent beneficiary option which may be selected by participants.

     The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp. and is illustrative of the methodology utilized in establishing the compensation of executive officers of TXU Gas. References in the report to the "Company" are references to TXU Corp. and references to "this proxy statement" are references to TXU Corp.'s proxy statement in connection with TXU Corp.'s 2002 annual meeting of shareholders.

                 ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

         The Organization and Compensation Committee of the Board of Directors (Committee) is responsible for reviewing and establishing the compensation of the executive officers of the Company. The Committee consists of all of the directors of the Company who are not employees or former employees of the Company and is chaired by J. E. Oesterreicher. The Committee has directed the preparation of this report and has approved its content and submission to the shareholders.

         As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should align executive compensation with returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The overall compensation program should provide for an appropriate and competitive balance between base salaries and performance-based annual and long-term incentives. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be established around the median, or 50th percentile, of the base salaries provided by other large energy companies, or other relevant market, and that opportunities for total direct compensation (defined as the sum of base salaries, annual incentives and long-term incentives) to reach the 75th percentile, or above, of such market or markets will be provided through annual and long-term performance-based incentive compensation plans. Such compensation principles and practices have allowed, and should continue to allow, the Company to attract, retain and motivate its key executives.

         In furtherance of these policies, nationally recognized compensation consultants have been retained to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultants' evaluations include comparisons to the largest utilities and energy companies as well as to general industry with respect both to the level and composition of officers' compensation.

         The compensation of the officers of the Company consists principally of base salaries, the opportunity to earn an incentive award under the Annual Incentive Plan (AIP), awards of performance-based restricted shares under the Long-Term Incentive Compensation Plan (Long-Term Plan) and the opportunity to participate in the Deferred and Incentive Compensation Plan (DICP). Awards under the AIP are directly related to annual performances as evaluated by the Committee. The ultimate value of any awards of performance-based restricted shares under the Long-Term Plan, as well as the value of future payments under the DICP are directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

         During 2001, a comprehensive review of compensation and benefits provided to officers and other employees was completed. The purpose of the review which was conducted with the assistance of independent compensation and benefit consultants, was to assure that the Company's compensation and benefit plans continue to be appropriately competitive in the markets in which the Company and its subsidiaries operate. Recommendations arising from the review were considered by the Committee and the Board of Directors, and generally are being implemented. Changes in benefits related principally to employees in the United States and included adoption of a cash balance retirement formula, increases in the Company match under the employee savings plan, implementation of flexible health and welfare benefits and limitations on the Company's contributions towards the cost of post-retirement medical benefits for persons who retire in the future. Changes in officers' compensation plans are more fully described elsewhere in this report and proxy statement, and generally are intended to facilitate the inclusion of Company and subsidiary officers in a common framework of annual and long-term incentive opportunities.

         The AIP, which was first approved by the shareholders in 1995 and reapproved in 2000, is administered by the Committee and provides an objective framework within which annual performance can be evaluated by the Committee. Depending on the results of such performance evaluations, and the attainment of the per share net income goals established in advance, the Committee may provide annual incentive compensation awards to eligible officers. In 2001 the evaluation of each individual participant's performance was based on the attainment of individual and business unit objectives. As amended in 2001 with respect to awards that may be provided in 2002 and thereafter, the evaluation of each individual participant's performance may be based upon the attainment of a combination of corporate, group, business unit, function and/or individual objectives. The Company's annual performance is evaluated based upon its total return to shareholders, return on invested capital and earnings growth, as well as other measures including competitiveness, service quality and employee safety. The combination of individual and Company results, together with the Committee's evaluation of the competitive level of compensation which is appropriate for such results, determines the amount, if any, actually awarded. The AIP was also amended in 2001 to provide for the participation of certain officers of subsidiaries and to provide for the payment of awards in cash thereby eliminating the requirement that the receipt of 50% of such awards be deferred.

         The Long-Term Plan, which was first approved by the shareholders in 1997 is also administered by the Committee and is a comprehensive stock-based incentive compensation plan under which all awards are made in, or based on the value of, the Company's common stock. The Long-Term Plan provides that, in the discretion of the Committee, awards may be in the form of stock options, stock appreciation rights, performance and/or restricted stock or stock units or in any other stock-based form. The purpose of the Long-Term Plan is to provide performance-related incentives linked to long-term performance goals. Such performance goals may be based on individual performance and/or may include criteria such as absolute or relative levels of total shareholder return, revenues, sales, net income or net worth of the Company, any of its subsidiaries, business units or other areas, all as the Committee may determine. Awards under the Long-Term Plan provided to the officers of the Company have all been in the form of performance based restricted stock as more fully described hereinafter. Awards under the Long-Term Plan constitute the principal long-term component of officers' compensation.

         As required by Section 162(m) of the Internal Revenue Code relating to the deductibility of compensation, the Long-Term Plan, as amended to increase the maximum aggregate number of shares that may be issued pursuant to awards under the Plan, is being submitted for reapproval by the shareholders. Detailed information concerning this proposal is contained on pages 23 through 26 of this proxy statement. The reapproval is being requested so as to comply with the Internal Revenue Code and to increase the number of shares that may be awarded under the plan. The Committee believes that the Long-Term Plan is an important and appropriate component of officers' compensation and recommends that the shareholders vote in favor of reapproval.

         In establishing levels of executive compensation at its May 2001 meeting, the Committee reviewed various performance and compensation data, including the performance measures under the AIP and the report of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing the largest electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's Electric Utility Index which are reflected in the graph on page 20. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

         At its meeting in May 2001, the Committee provided awards of performance-based restricted shares under the Long-Term Plan to certain officers, including the Chief Executive. Information relating to awards made to the named executive officers is contained in the Table on page 10 of this proxy statement. The ultimate value of those awards, if any, will be determined by the Company's total return to shareholders over a three year period compared to the total return for that period of the companies comprising the Standard & Poor's Electric Utility Index. Depending upon the Company's relative total return for such period, the officers may earn from 0% to 200% of the original award, and their compensation is, thereby, directly related to shareholder value. Awards granted in May 2001 contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's Electric Utility Index and that such percentage of the original award will be reduced as the Company's return compared to the returns provided by the companies in the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

         Additionally, with respect to the Long-Term Plan, the Committee, at its meeting in May 2001, considered the performance-based restricted stock awards provided to certain officers in May of 1998. Based upon its review and comparison of the Company's total return to the returns provided by the companies comprising the Standard & Poor's Electric Utility Index, the Committee determined that the Company's performance during the three year performance period ending in March of 2001 permitted the payment of 50% of such 1998 awards. Payments of these awards were made in the form of the Company's stock and cash, and, for Messrs. Nye, Biegler, Gibbs and McNally, the value of the stock at the date of distribution is included in the LTIP Payouts column of the Summary Compensation Table on page 8 of this proxy statement.

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

         As previously reported, the Committee recommended, and the Board subsequently approved, employment contracts with certain officers including the Chief Executive. Such agreements with Messrs. Nye, Dickie and McNally, as well as the agreement entered into with Mr. Gibbs in June 2001, are described in footnote 6 on pages 12 and 13 of the proxy statement.

         In May 2001 the Committee increased Mr. Nye's base salary as Chief Executive to an annual rate of $975,000 representing a $25,000 or 2.6% increase over the amount established for Mr. Nye in May of 2000. Based upon the Committee's evaluation of individual and Company performance, as called for by the AIP, the Committee provided Mr. Nye with an AIP award of $950,000 compared to the prior year's award of $760,000. The Committee also awarded 125,000 shares of performance-based restricted stock to Mr. Nye. Under the terms of the award, Mr. Nye can earn from 0% to 200% of the award, depending on the Company's total return to shareholders over a three-year period (April 1, 2001 through March 31, 2004) compared to the total return provided by the companies comprising the Standard & Poor's Electric Utility Index. This level of compensation was established based upon the Committee's subjective evaluation of the information described in this report. In addition, as previously noted in this report, the Committee approved the payment of 50% of the 1998 performance-based restricted stock awards under the Long-Term Plan, which for Mr. Nye was 11,000 shares.

         In discharging its responsibilities with respect to establishing officers' compensation, the Committee has normally considered such matters at its May meetings including its May 2001 meeting. Beginning in 2002, the Committee is expected to consider officers' compensation matters at its February meetings and to report to the shareholders on these matters in the following years' proxy statement. Although Company management may be present during Committee discussions of officers' compensation, Committee decisions with respect to the compensation of the Chief Executive are reached in private session without the presence of any member of Company management.

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

                     Organization and Compensation Committee

        J. E. Oesterreicher, Chair                   Jack E. Little
        Derek C. Bonham                              Margaret N. Maxey
        William M. Griffin                           Charles R. Perry
        Kerney Laday                                 Herbert H. Richardson

                                PERFORMANCE GRAPH

         The following graph compares the performance of TXU Corp's common stock to the S&P 500 Index and S&P Electric Utility Index for the last five years. The graph assumes the investment of $100 at December 31, 1996 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

                            Cumulative Total Returns
                        for the Five Years Ended 12/31/01

                                  [LINE GRAPH]


                                              ----------------------------------------------------------------------
                                                    1996       1997         1998        1999        2000       2001
--------------------------------------------------------------------------------------------------------------------
TXU Corp. ..................................         100        108          128         103         138        155
--------------------------------------------------------------------------------------------------------------------
S&P 500 Index ..............................         100        133          171         208         189        166
--------------------------------------------------------------------------------------------------------------------
S&P Electric Utility Index .................         100        126          146         118         180        166
--------------------------------------------------------------------------------------------------------------------

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners at February 20, 2002:

                                                                 Amount and Nature
                                   Name and Address                of Beneficial
       Title of Class            of Beneficial Owner                 Ownership              Percent of Class
    ----------------------     -------------------------       -----------------------     -------------------

        Common stock,                 TXU Corp.                    451,000 shares                100.0%
      $0.01 par value,               Energy Plaza                 sole voting and
         of TXU Gas               1601 Bryan Street               investment power
                                 Dallas, Texas 75201

Security ownership of management at February 20, 2002:

        The following lists the common stock of TXU Corp. owned by the Directors and Executive Officers of TXU Gas. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at February 20, 2002. None of the named individuals own any of the preferred stock of TXU Gas or the preferred securities of any subsidiaries of TXU Gas.

                                                                   Number of Shares
                                       --------------------------------------------------------------------------


                Name                      Beneficially Owned          Deferred Plan (1)            Total
                ----                      ------------------          -----------------            -----

T. L. Baker .........................            86,350                     30,969                       117,319

David W. Biegler ....................            79,601 (2)                 40,682                       120,283

H. Dan Farell .......................            30,005                     20,577                        50,582

H. Jarrell Gibbs ....................            77,607                     40,712                       118,319

M. S. Greene ........................            28,265                     21,176                        49,441

VJ Horgan ...........................            47,754                          0                        47,754

Michael J. McNally ..................           118,200                     36,489                       154,689

Erle Nye ............................           449,812                     90,194                       540,006

R. A. Wooldridge ....................             8,446                          0                         8,446

All Directors and Executive
  Officers as a group (9) ...........           926,040                    280,799                     1,206,839

-----------------

(1) Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although this plan allows such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of TXU Corp.'s common stock as do investments in actual shares of common stock.

(2) Shares reported include 31,653 shares subject to stock options exercisable within sixty days.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert A. Wooldridge, a Director of TXU Gas, is a partner of Hunton & Williams, which provides legal services to TXU Gas.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements (included in Appendix A to this report):

                                Item                                                                     Page
                                ----                                                                     ----

           Selected Financial Data ...................................................................    A-2
           Management's Discussion and Analysis of Financial Condition
                and Results of Operations ............................................................    A-3
           Statement of Responsibility ...............................................................    A-14
           Independent Auditors' Report ..............................................................    A-15
           Statements of Consolidated Income and Comprehensive Income for each of the
                three years in the period ended December 31, 2001 ....................................    A-16
           Statements of Consolidated Cash Flows for each of the three years in the period
                ended December 31, 2001 ..............................................................    A-17
           Consolidated Balance Sheets, December 31, 2001 and 2000 ...................................    A-18
           Statements of Consolidated Shareholders' Equity for each of the three years in the
                period ended December 31, 2001 .......................................................    A-19
           Notes to Financial Statements .............................................................    A-20

         The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K:

         Reports on Form 8-K filed since September 30, 2001, are as follows:

         Date of Report             Item Reported
         --------------             -------------

         January 16, 2002           Item 2. Disposition or Acquisition of
                                    Assets.
                                    Item 5. Other Events and Regulation FD
                                    Disclosure.
                                    Item 7. Financial Statements and Exhibits.

(c)      Exhibits:  Included in Appendix B to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TXU GAS COMPANY

Date:   March 20, 2002                                       By:              /s/    ERLE NYE
                                                                      ------------------------------------
                                                                     (Erle Nye, Chairman of the Board and
                                                                               Chief Executive)

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

                         Signature                                   Title                              Date
                         ---------                                   -----                              ----

/s/                      ERLE NYE                           Principal Executive
----------------------------------------------------------- Officer and Director
   (Erle Nye, Chairman of the Board and Chief Executive)

/s/                   KIRK R. OLIVER                        Principal Financial
----------------------------------------------------------- Officer
             (Kirk R. Oliver, Vice President)

/s/                   BIGGS C. PORTER                       Principal Accounting Officer
-----------------------------------------------------------
             (Biggs C. Porter, Vice President)

/s/                     T. L. BAKER                         Director
-----------------------------------------------------------
                       (T. L. Baker)

/s/                  H. JARRELL GIBBS                       Director                             March 20, 2002
-----------------------------------------------------------
                    (H. Jarrell Gibbs)

/s/                 MICHAEL J. McNALLY                      Director
-----------------------------------------------------------
                   (Michael J. McNally)

/s/                ROBERT A. WOOLDRIDGE                     Director
-----------------------------------------------------------
                  (Robert A. Wooldridge)

                                                                                               Appendix A

TXU GAS COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2001

                                                                                                  Page

Selected Financial Data....................................................................       A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations......       A-3

Statement of Responsibility................................................................       A-14

Independent Auditors' Report...............................................................       A-15

Financial Statements:

Statements of Consolidated Income and Comprehensive Income.................................       A-16

Statements of Consolidated Cash Flows......................................................       A-17

Consolidated Balance Sheets................................................................       A-18

Statements of Consolidated Shareholders' Equity............................................       A-19

Notes to Financial Statements..............................................................       A-20

                        TXU GAS COMPANY AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA

                                                                                                                     Predecessor
                                                                                                                     -----------
                                                                                                     Period from     Period from
                                                                    Year Ended                       Acquisition     January 1,
                                                                   December 31,                        Date to        1997 to
                                                    ------------------------------------------------- December 31,   Acquisition
                                                     2001         2000          1999          1998       1997           Date
                                                    ------       ------        ------        -------  ------------    -------
                                                                 (Millions of Dollars, except volumes and ratios)

Total assets -- end of year................         $4,548       $5,658        $3,433        $ 3,957       $ 3,240
                                                    ======       ======        ======        =======       =======
Capitalization-- end of year
   Long-term debt, less amounts due currently       $  553       $  757        $  551        $   551       $   647
   TXU Gas Company obligated, mandatorily
     redeemable, preferred securities of
      subsidiary trust holding solely junior
      subordinated debentures of TXU Gas
      Company (trust securities)...........            147          147           147            146            --
   Preferred stock.........................             75           75            75             75           175
   Common stock equity.....................            985          949           965            741           762
                                                    ------       ------        ------        -------       -------
        Total..............................         $1,760       $1,928        $1,738        $ 1,513       $ 1,584
                                                    ======       ======        ======        =======       =======

Capitalization ratios-- end of year
   Long-term debt..........................           31.4%        39.3%         31.7%        36.4%         40.8%
   Trust securities........................            8.3          7.6           8.5          9.6          --
   Preferred stock.........................            4.3          3.9           4.3          5.0          11.1
   Common stock equity.....................           56.0         49.2          55.5         49.0          48.1
                                                    ------       ------        ------       ------        ------
        Total..............................          100.0%       100.0%        100.0%       100.0%        100.0%
                                                    ======       ======        ======       ======        ======
Sales volumes

   Gas distribution (billion cubic feet -- Bcf):

      Residential..........................             84           83            68             77            33           53
      Commercial...........................             53           51            45             49            21           33
      Industrial and electric generation...              7            4             4              4             3            7
                                                    ------       ------        ------        -------       -------      -------
        Total gas distribution.............            144          138           117            130            57           93
                                                    ======       ======        ======        =======       =======      =======

   Pipeline transportation (Bcf)...........            546          601           551            599           255          362

Operating revenues of continuing operations
   Gas distribution

      Residential..........................         $  691       $  616        $  402        $   437       $   206      $   335
      Commercial...........................            372          318           212            225           109          178
      Industrial and electric generation...             47           28            20             20            15           38
                                                    ------       ------        ------        -------       -------      -------
        Total gas distribution.............          1,110          962           634            682           330          551
   Pipeline transportation.................            114          123           116            121            57           77
   Other revenues, net of intercompany
      eliminations.........................              5           22           118             52            29           26
                                                    ------       ------        ------        -------       -------      -------
        Total operating revenues of continuing
          operations.......................         $1,229       $1,107        $  868        $   855       $   416      $   654
                                                    ======       ======        ======        =======       =======      =======

Income (loss) from continuing operations...         $  (12)      $   53        $    8        $   (29)      $     5      $    (5)
                                                    ======       ======        ======        =======       =======      =======

Ratio of income (loss) from continuing
   operations to fixed charges.............           0.92         2.12          1.08           0.52          1.30         0.88
Ratio of income (loss) from continuing
   operations to combined fixed charges
    and preferred dividends................           0.90         1.96          1.04           0.49          1.00         0.76


         On August 5, 1997 (Acquisition Date), TXU Corp. completed the acquisition of ENSERCH Corporation, which was accounted for as a purchase. ENSERCH Corporation was primarily engaged in the natural gas business. Purchase accounting adjustments, including goodwill, were pushed down and are reflected in the financial statements of TXU Gas Company and its subsidiaries. Financial information of Predecessor for all periods prior to the Acquisition Date reflects the results of Enserch Exploration, Inc. and Lone Star Energy Plant Operations, Inc. as well as engineering and construction and environmental businesses, as discontinued operations.

         With the transfer of the businesses to TXU Energy Company LLC on January 1, 2002, the gas pipeline operations, gas distribution operations and asset management services will constitute TXU Gas Company's continuing operations.

         Certain previously reported financial and operating statistics have been reclassified to conform to current classifications.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


BUSINESS AND DISPOSITIONS

         TXU Gas Company (TXU Gas), a Texas corporation, is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas and, until January 1, 2002, was engaged in energy trading and marketing of natural gas and electricity throughout the United States (US) and parts of Canada. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services.

         Divisions and subsidiaries of TXU Gas' continuing operations include TXU Gas Distribution, a gas distribution company in Texas, serving over 1.4 million customers and providing service through over 25,900 miles of distribution mains; TXU Lone Star Pipeline which has approximately 7,200 miles of transmission and gathering pipeline in Texas. In August 2001, TXU Gas formed Oncor Utility Solutions (Texas) Company and Oncor Utility Solutions (North America) Company, which are wholly-owned subsidiary companies of TXU Gas that offer unregulated utility asset management services for cooperatives and municipally owned and investor-owned utilities in Texas and throughout the rest of North America.

         As a result of the deregulation of the electricity markets in Texas, effective January 1, 2002, TXU Corp. realigned the operations of its subsidiaries including those of TXU Gas. As a part of that realignment, TXU Gas transferred its energy trading and unregulated commercial/industrial retail gas supply operations to TXU Energy Company LLC (TXU Energy), a wholly-owned subsidiary of TXU US Holdings Company, (formerly TXU Electric Company) (US Holdings). See Note 1 to Financial Statements. Accordingly, the transferred operations have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas and the related consolidated financial statements for prior periods have been restated. TXU Gas' continuing operations are those of its gas pipeline, gas distribution and asset management services businesses.

         Included in the balance sheet of TXU Gas at December 31, 2001 is $773 million of goodwill, net of amortization, arising from TXU Corp.'s 1997 acquisition of TXU Gas, formerly ENSERCH Corporation. The energy trading business including the unregulated commercial/industrial retail gas supply operations transferred to TXU Energy were originally part of TXU Gas. As part of its implementation of Statement of Financial Accounting Standards (SFAS) No. 142, TXU Corp. is in the process of determining its reporting units as defined by SFAS No. 142, the fair value of those reporting units and the allocation of goodwill to those reporting units. TXU Corp. and TXU Gas are in the process of determining the amount of goodwill to be transferred to reporting units upon the adoption of SFAS No. 142. TXU Gas' goodwill is subject to allocation to TXU Energy in 2002. See Changes in Accounting Standards below.

         In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary, TXU Processing Company, for $105 million resulting in a pre-tax gain of $53 million ($34 million after-tax), which is included in Other income-net.

         Critical Accounting Policies
         ----------------------------

         TXU Gas' accounting policies are detailed in Note 2 to Financial Statements. TXU Gas follows accounting principles generally accepted in the United States of America (US GAAP). In applying these accounting policies in the preparation of TXU Gas' financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods. The following is a summary of certain critical accounting policies of TXU Gas which are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

         Revenue recognition - TXU Gas records revenues for gas pipeline and
         -------------------
asset management services when services are provided to customers. Gas distribution sales revenues are recognized when services are provided to customers on the basis of periodic cycle meter readings and include an estimated accrual for the value of gas provided from the meter reading date to the end of the period. Gas distribution revenues include billings under approved rates and adjustments under various mechanisms to recover or refund the cost of natural gas purchased that is above or below the level included in base rates.

         Regulatory assets and liabilities - The financial statements of TXU Gas
         ---------------------------------
reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71, "Accounting for the Effect of Certain Types of Regulation." The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See Note 11 to Financial Statements.)

         Depreciation of Property, Plant and Equipment - The pipeline and
         ---------------------------------------------
distribution systems are depreciated by the straight line method over the estimated useful life of the asset, approximately 30 to 40 years from original acquisition.

RESULTS OF OPERATIONS

OVERVIEW

         The discussion of results of operations below reflects the restatement of historical financial information to present TXU Gas' energy trading and unregulated commercial/industrial retail gas supply businesses as discontinued operations.

Continuing Operations - Gas Pipeline, Gas Distribution and Asset Management Services
------------------------------------------------------------------------------------

                                                                 2001         2000         1999
                                                                ------       ------       -----
       Gas distribution volumes (billion cubic feet - Bcf)         144          138          117
       Pipeline transportation volumes (Bcf)..............         546          601          551
       Heating degree days (% of normal)..................          98%          95%          70%


2001 versus 2000
----------------

         The following discussion excludes the operating results from the gas processing business sold in May 2000, including operating revenues of $54 million, gross margin of $42 million, operation and maintenance expense of $35 million, other operating expenses of $2 million and operating income of $5 million. These amounts are for the 2000 period through the sale date.

         TXU Gas' operating revenues increased $176 million, or 17%, to $1.2 billion for 2001. This increase reflects higher gas distribution prices resulting from higher gas costs and revenue enhancement activities and higher volumes, primarily as a result of the colder winter weather in the first quarter of 2001.

         Gross margin (operating revenue less energy purchased for resale) increased $4 million, or 1%, to $465 million for 2001. Improved margin from increased gas volumes distributed due to the colder winter weather and moderate customer growth was partially offset by gas costs adjustments that are unrecoverable under regulatory mechanisms.

         Operation and maintenance expense increased $39 million, or 18%, to $260 million in 2001. The gas distribution business had increases in several expense categories, including bad debts and increased maintenance costs for system reliability.

         Other operating expenses increased $38 million, or 26%, to $182 million for 2001. The increase primarily reflects higher gross receipts taxes.

         The increase in gross receipts taxes and bad debts was due largely to the rise in natural gas costs and related revenue in late 2000 and early 2001.

         Operating income decreased $73 million, or 76%, to $23 million for 2001 as the increase in operation and maintenance expense and other operating expenses more than offset the increase in gross margin.

         Other income-net increased from income of $8 million in 2000 to $28 million in 2001, largely reflecting $18 million for the favorable settlement of a gas purchase contract and a $3 million gain on the sale of assets in 2001.

         Net interest expense decreased $12 million, or 17%, to $57 million in 2001 due largely to lower intercompany interest rates.

         Income tax expense was $6 million for 2001 compared to $40 million for 2000. The effective tax rate reflects non-deductible goodwill amortization of $22 million in both years.

         TXU Gas had a loss from continuing operations of $12 million for 2001 compared with income of $53 million in 2000. Excluding a $53 million ($34 million after-tax) gain on the May 2000 sale of the gas processing business and its related net income of $6 million, continuing operations had net income of $13 million in 2000. These results were driven by the higher operating expenses and the weak gross margin performance.

         Income from discontinued energy trading and unregulated commercial/industrial retail gas supply operations was $41 million in 2001 compared with a loss of $66 million in 2000. The improvement was driven by favorable trading results, partially offset by higher operation and maintenance expense associated with expanding the business.

         Net income applicable to common stock for 2001 was $25 million compared with a net loss of $17 million for 2000. As discussed above, the improved results in the discontinued operations were partially offset by the decline in the continuing operations.

2000 versus 1999
----------------

         Operating revenues increased by $239 million, or 28%, to $1.1 billion for 2000. This increase was driven by gas distribution operations and reflects the revenue effect of the rise in prices for natural gas experienced in 2000 and increased demand for natural gas due to colder winter weather and base business growth. The growth in revenues was partially offset by the absence of the gas processing business.

         Gross margin decreased by $8 million, or 2%, to $503 million in 2000. The absence of the margin contributed by the gas processing business was only partially offset by improved margins in the gas distribution business driven by the increased demand for natural gas.

         Operation and maintenance expense decreased by $46 million, or 15%, to $256 million in 2000, primarily as a result of the sale of the gas processing business in mid-2000.

         Other operating expenses increased by $5 million, or 4%, to $146 million in 2000, largely due to an increase in taxes other than income resulting from increased revenues subject to state and local gross receipts taxes.

         Other income-net was $61 million in 2000 compared with $12 million in 1999 and included the $53 million ($34 million after-tax) gain on the sale of the gas processing business in 2000 and $8 million in gains on sale of assets in 1999.

         Net interest expense decreased $5 million, or 7%, to $69 million in 2000 primarily reflecting the use of proceeds from the sale of gas processing assets to reduce intercompany loans.

         Income tax expense was $40 million in 2000 compared to a tax benefit of $2 million in 1999. The effective tax rate reflects non-deductible goodwill amortization of approximately $22 million in both years. Due to a change in Internal Revenue Service regulations, TXU Gas expects to fully utilize all domestic net operating loss carryforwards. Accordingly, the previously established valuation allowance of $10 million was eliminated in 1999.

         Income from continuing operations was $53 million in 2000 compared with $8 million in 1999. Results in 2000 included the gain on the sale of the gas processing business. Operating results for 2000 also reflected increased margin for gas distribution operations due to significantly increased volumes distributed in response to colder winter weather.

         Discontinued operations had a net loss of $66 million in 2000 compared with a net loss of $26 million in 1999. The greater loss reflected an increase in operation and maintenance expense including costs associated with moving the operations from Houston to Dallas and costs to grow the business, decreased trading margin and an increase in net interest expense.

         Net loss applicable to common stock was $17 million in 2000 compared with a net loss of $22 million in 1999. As discussed above, the gain on sale of the gas processing business and the benefits of volume growth in continuing operations were partially offset by the increased net loss from discontinued operations.

Comprehensive Income
--------------------

         TXU Gas adopted SFAS No. 133 effective January 1, 2001 and recognized $1.6 million after-tax as an increase to other comprehensive income of continuing operations to reflect the cumulative fair value of cash-flow-hedge derivatives at transition. The change in other comprehensive income from cash flow hedges is related to the change in fair value of interest rate swaps.

         TXU Gas has historically used, and will continue to use, derivatives to offset future cash flow volatility in interest rates. The fair value of derivatives that are effective as cash-flow hedges is recorded as a derivative asset or liability, with an offset in other comprehensive income.

         The balance sheet value of these derivative assets or liabilities can change significantly from quarter to quarter based on changes in market expectations of economic events, such as the recent drop in US interest rates. The fair value of these cash-flow hedge derivatives is determined each quarter based on actual and forecasted interest rates. Consistent with the above, the effect of changes in fair value of effective hedges is reflected in the derivative asset or liability and in other comprehensive income.

         The amounts included within other comprehensive income reflect the value of the cash-flow hedges, based on current market conditions, to be used in the future to offset the impact on related payments of expected changes in variable rates or prices. Consistent with hedge accounting prior to SFAS No. 133, the effects of the hedge will be recorded in the statement of income as the related transaction is actually settled.

         In 2001, the discontinued energy trading operations entered into cash flow hedge transactions related to forecasted sales of electricity. The balance sheet value of these derivative assets or liabilities can change significantly from quarter to quarter based on changes in market expectations of economic events, such as the recent drop in electricity and natural gas prices. Consistent with the above, the effect of changes in fair value of effective hedges of $16 million after-tax is reflected in the derivative asset or liability of discontinued operations and in other comprehensive income of discontinued operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

         Cash flows provided by operating activities for 2001 were $140 million compared to $56 million and $245 million for 2000 and 1999, respectively. The increase from 2000 to 2001 of $84 million, or 150%, reflected the effects of the temporary rise in natural gas prices and demand in late 2000 on unbilled gas costs and gas imbalances with wholesale customers, the recovery of which occurred in 2001. The decline in operating cash flows in 2000 of $189 million, or 77% was primarily due to the same reason.

         Cash flows used in financing activities in 2001 were $183 million, primarily reflecting repayment of advances to TXU Corp. Cash flows from financing activities in 2000 reflected the issuance of $200 million of Putable Asset Term Securities and advances from TXU Corp. Cash flows from financing activities in 1999 reflected the issuance of $250 million in common stock to TXU Corp. and the repayment of $150 million in long-term debt.

         Cash flows used in investing activities for 2001 totaled $179 million. This compares to $27 million and $102 million used for investing activities in 2000 and 1999, respectively. The increase in capital expenditures of $64 million, or 51% in 2001 was for improvements to system reliability. The disposition of the gas processing business provided $105 million in 2000 while the sale of assets in 1999 provided $48 million.

         Discontinued operations provided cash of $213 million in 2001 compared with using $238 million in 2000 and $196 million in 1999. These changes reflected cash deposits for increased trading margin requirements in 2000, and then, a change in 2001 whereby margin requirements are met with letters of credit.

         Capital expenditures for TXU Gas are estimated at $108 million for 2002.

         In October 2000, TXU Gas issued $200 million aggregate principal amount of Putable Asset Term Securities due October 15, 2012. The securities have a fixed rate of 7-5/8% from the date of issuance through October 14, 2002. TXU Gas assigned to a third party the right to call the securities. On October 15, 2002, the securities will be either mandatorily tendered to and purchased by the callholder or mandatorily redeemed by TXU Gas. If the callholder chooses to purchase the securities, TXU Gas may elect to have the securities remarketed for a period of up to one year, in which case the callholder must purchase the securities at the end of the period. If the callholder exercises its right to call the securities on October 15, 2002, or at the end of the period if applicable, the securities will be remarketed at a fixed rate for a ten year period. If the callholder does not purchase the securities on October 15, 2002, TXU Gas will be required to redeem all of the securities for 100% of the aggregate principal amount outstanding plus accrued interest, if any.

         Total capitalization at December 31, 2001 was $1.8 billion, down 9% from year-end 2000. The capitalization ratios of TXU Gas at December 31, 2001 consisted of approximately 31.4% long-term debt less amounts due currently, 8.3% trust securities, 4.3% preferred stock, and 56.0% common stock equity.

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

         At December 31, 2001, TXU Corp., US Holdings and TXU Gas had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 2001, TXU Gas had no borrowings outstanding under these facilities. Letters of credit outstanding under the US Credit Agreements were $113 million for TXU Gas as of December 31, 2001. In connection with the extension of the US Credit Agreements in February 2002, the facilities were amended to remove TXU Gas as a borrower. TXU Gas will meet its short-term liquidity needs through advances from TXU Corp.

         Prior to January 1, 2002, TXU Gas and US Holdings sold certain customer accounts receivable to a wholly-owned bankruptcy remote unconsolidated subsidiary of TXU Gas (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the program was amended to terminate US Holdings' participation and to add TXU Energy Retail Company LP, TXU SESCO Energy Services Company and Oncor Electric Delivery Company as qualified originators of accounts receivable under the program. As of December 31, 2001, TXU Gas had sold $111 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $60 million and $50.6 million in subordinated notes, with $.4 million representing the costs of the program since inception in August 2001. Annualized costs of the program approximated 3.7% of the cash proceeds from the receivable sales. An additional $4.2 million of cash related to the receivables sold as of December 31, 2001 was received subsequent to year-end, bringing the total cash received for those receivables to $64.2 million and reducing the notes by $4.2 million. TXU Receivables Company funded the cash paid through sales of undivided interests in the purchased receivables to financial institutions. TXU Receivables Company purchases the receivables at a discount that is adjusted periodically to reflect any changes in the credit risk profile of the receivables, the costs of the program and other factors. The subordinated notes receivable from TXU Receivables Company are included in accounts receivable in the consolidated balance sheet.

         If the program terminates, cash flow to the originators would temporarily stop until the undivided interests of the financial institutions were repurchased. The level of cash flows would normalize in approximately 16 to 31 days. Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

          1) the credit rating for the long-term senior debt securities of both any originator and its parent guarantor, if any, declines below BBB- by Standard and Poor's or Baa3 by Moody's; or

          2) the delinquency ratio (delinquent for 31 days) for the sold receivables exceeds 15% for any month, the default ratio (delinquent for 91 days or deemed uncollectible) exceeds 5% for any month, or the dilution ratio (reductions for discounts, disputes and other allowances) exceeds 1% for any month.

The delinquency ratio and the dilution ratio exceeded the relevant thresholds at various times during 2001, but the events were waived and the program was not terminated.

         TXU Gas Distribution buys natural gas under long-term and short-term intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum purchases ("take-or-pay") of gas. TXU Gas Distribution continually evaluates its position relative to asserted and unasserted claims, above-market prices or future commitments. At December 31, 2001, TXU Gas Distribution had fixed price commitments under long-term natural gas contracts estimated at $20.2 million for 2002, $1.4 million for 2003, an insignificant amount in 2004 and no obligations thereafter.

Quantitative and Qualitative Disclosure about Market Risk

         TXU Gas enters into derivative instruments, including swaps and other contractual commitments for non-trading purposes to manage market risks related to changes in interest rates and commodity prices.

Non-Trading

         Energy Price Risk Management -- As a result of continued regulation, TXU Gas Distribution has minimal exposure to energy price risk; therefore, its use of derivative instruments is limited.

         Interest Rate Risk -- The table below provides information concerning TXU Gas' financial instruments as of December 31, 2001 that are sensitive to changes in interest rates, which include debt obligations, interest rate swaps and trust securities. TXU Gas has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that generally coincide with interest payments. For trust securities, the table presents cash flows based on December 31, 2001 book value and the related weighted average rate by expected redemption date. The weighted average rate is based on the rate in effect at the reporting date.

                                                                         Expected Maturity Date
                                             ---------------------------------------------------------------------------------
                                                                                                    2001              2000
                                                                                                -------------     -----------
                                                                                      There-             Fair            Fair
                                             2002    2003     2004     2005    2006    after    Total    Value    Total  Value
                                             ----    ----     ----     -----   ----   ------    -----   ------    -----  -----
                                                                          (Millions of Dollars)

Long-term Debt
   (including current maturities)
         Fixed Rate (millions of dollars)  $ 200    $ 125   $ 150     $ 150      --   $ 128   $  753    $  762    $ 757    $ 755
      Average interest rate......           7.63%    6.25%   6.38%     7.13%     --    6.56%    6.84%       --     6.81%      --

Trust Securities
   TXU Gas Company obligated,
      mandatorily redeemable, preferred
      securities of subsidiary trust
      holding solely junior subordinated
      debentures of TXU Gas Company
          Variable rate..........              --      --      --       --       --   $ 147   $  147    $  150    $ 147    $ 150
          Average interest rate..              --      --      --       --       --    3.79%    3.79%       --     8.17%      --

Interest Rate Swaps
   (notional amounts)
   Variable to Fixed (millions of dollars)     --   $ 150      --       --       --      --   $  150     $  (6)   $ 150    $   2
      Pay rate...................              --    6.57%     --       --       --      --     6.57%       --     6.57%      --
      Receive rate...............              --    3.95%     --       --       --      --     3.79%       --     8.17%      --

Trading

         Since the acquisition of the energy trading business by TXU Energy, TXU Gas no longer engages in energy trading.

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

         Although the price of natural gas fluctuated in 2001, the city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of natural gas delivered, including out-of-period costs such as natural gas purchase contract settlement costs. The distribution service rates TXU Gas Distribution charges its residential and commercial customers are established by the municipal governments of the cities and towns served, with the RRC having appellate jurisdiction.

         TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to $26.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2001 in addition to $19.8 million granted in 2000 and $7.5 million granted in 1999. On March 1, 2002, TXU Gas Distribution filed new rate proceedings for the Dallas Distribution System and for the North Texas Metroplex Distribution System. These two filings, encompassing 111 cities in the Dallas - Forth Worth Metroplex, seek additional revenues of approximately $53 million over present rate revenues. TXU Gas cannot predict the outcome of these proceedings. Weather normalization adjustment clauses have been approved by the various cities served by TXU Gas Distribution. These clauses allow rates to be adjusted to reflect the impact of warmer or colder than normal weather during the winter months. TXU Gas has filed applications to terminate these adjustments. TXU Gas cannot predict the outcome of these proceedings.

         TXU Gas Distribution has filed a 36 month gas cost prudence review covering the period of November 1, 1997 through October 30, 2000 with the RRC. This filing, made on July 16, 2001, was assigned GUD 9233. TXU Gas believes it has under-recovered its gas costs by $9 million during this period, which amount is carried as an asset. This proceeding has been abated pending resolution of GUD 9246 (see below).

         TXU Gas Distribution has filed a city gate rate cost reconciliation covering the period of July 1, 2000 to June 30, 2001 with the RRC. This filing, made on August 31, 2001, was assigned GUD 9246. TXU Gas believes it has under-recovered its gas costs by $22.3 million during this period, which amount does not include the $9 million at issue in GUD 9233. This amount is carried as an asset.

CHANGES IN ACCOUNTING STANDARDS

         On January 1, 2001, TXU Gas adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. (See Note 2 to Financial Statements.)

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", became effective for TXU Gas for transfers on or after April 1, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures in its financial statements. These disclosures have been incorporated in the accompanying financial statements.

         SFAS No. 141, "Business Combinations", became effective for TXU Gas on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

         SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for TXU Gas on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Gas' existing goodwill (approximately $22 million annually) ceased effective January 1, 2002.

         In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

         As part of its implementation effort to adopt SFAS No. 142, TXU Corp. is in the process of determining its reporting units as defined by SFAS No. 142, the fair value of those reporting units and the allocation of goodwill to those reporting units.

         SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Gas on January 1, 2003. Among other matters, SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Gas on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

         For standards not yet adopted, TXU Gas is evaluating the potential impact on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

         This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the following important factors, among others, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the RRC, acquisitions and disposal of assets and facilities, operation and construction of plant facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies,
(ii) weather conditions and other natural phenomena, (iii) unanticipated population growth or decline, and changes in market demand and demographic patterns, (iv) competition for retail and wholesale customers, (v) pricing and transportation of natural gas and other commodities, (vi) unanticipated changes in interest rates or rates of inflation, (vii) unanticipated changes in operating expenses and capital expenditures, (viii) commercial bank market and capital market conditions, (ix) competition for new energy development opportunities, (x) legal and administrative proceedings and settlements, (xi) inability of various counterparties to meet their obligations with respect to TXU Gas' financial instruments, (xii) changes in technology used and services offered by TXU Gas, and (xiii) significant changes in TXU Gas' relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.

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

         The management of TXU Gas has established and maintains a system of internal control designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Gas's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2001, TXU Gas's system of internal control was adequate to accomplish the objectives discussed herein.

         The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU Gas and its subsidiaries and to issue their report thereon.

                     /s/ ERLE NYE                                                /s/ T. L. BAKER
   ----------------------------------------------------           ---------------------------------------------
          Erle Nye, Chairman of the Board and                                      T. L. Baker,
                    Chief Executive                                             Group President

                   /s/ H. DAN FARELL                                            /s/ M. S. GREENE
   ----------------------------------------------------           ---------------------------------------------
              H. Dan Farell, Distribution                                M. S. Greene, Pipeline Services
                  Division President                                           Division President

                   /s/ V. J. HORGAN                                            /s/ KIRK R. OLIVER
   ----------------------------------------------------           ---------------------------------------------
           V. J. Horgan, TXU Energy Trading                            Kirk R. Oliver, Vice President and
                       President                                           Principal Financial Officer


                  /s/ BIGGS C. PORTER
   ----------------------------------------------------
          Biggs C. Porter, Vice President and
             Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

TXU Gas Company:

We have audited the accompanying consolidated balance sheets of TXU Gas Company (TXU Gas) and subsidiaries as of December 31, 2001 and 2000, and the related statements of consolidated income, comprehensive income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of TXU Gas' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Gas and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Dallas, Texas
January 31, 2002

                        TXU GAS COMPANY AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                   Year Ended
                                                                                  December 31,
                                                                       --------------------------------
                                                                         2001         2000         1999
                                                                       -------      -------      ------
                                                                               Millions of Dollars

Operating revenues........................................             $ 1,229      $  1,107     $    868
                                                                       -------      --------     --------
 Operating expenses
   Energy purchased for resale............................                 764           604          357
   Operation and maintenance..............................                 260           256          302
   Depreciation and other amortization....................                  65            61           61
   Goodwill amortization..................................                  22            22           21
   Taxes other than income................................                  95            63           59
                                                                       -------      --------     --------
     Total operating expenses.............................               1,206         1,006          800
                                                                       -------      --------     --------

Operating income..........................................                  23           101           68

Other income-- net........................................                  28            61           12
                                                                       -------      --------     --------

Income from continuing operations before interest,
   other charges and income taxes.........................                  51           162           80

Interest income...........................................                  18            12            1

Interest expense and other charges........................                  75            81           75
                                                                       -------      --------     --------

Income (loss) from continuing operations before income taxes                (6)           93            6

Income tax expense (benefit)..............................                   6            40           (2)
                                                                       -------      --------     --------

Income (loss) from continuing operations .................                 (12)           53            8

Income (loss) from discontinued operations, net of tax....                  41           (66)         (26)
                                                                       -------      --------     --------

Net income (loss).........................................                  29           (13)         (18)

Preferred stock dividends.................................                   4             4            4
                                                                       -------      --------     --------

Net income (loss) applicable to common stock..............             $    25      $    (17)    $    (22)
                                                                       =======      ========     ========




                              STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Income (loss) from continuing operations..................             $   (12)     $     53     $      8
                                                                       -------      --------     --------

Other comprehensive income (loss) from continuing operations
  Net change during period, net of tax effect:
     Minimum pension liability adjustments................                  (1)           --            1
     Cash flow hedges:
         Cumulative transition adjustment as of January 1, 2001              2            --           --
         Net change in fair value of derivatives..........                  (6)           --           --
                                                                       -------      --------     --------
           Total..........................................                  (5)           --            1
                                                                       -------      --------     --------

Comprehensive income (loss) from continuing operations....                 (17)           53            9
                                                                       -------      --------     --------

Income (loss) from discontinued operations................                  41           (66)         (26)
Other comprehensive income from discontinued
  operations - net change in fair value of cash
  flow hedges, net of tax effect..........................                  16            --           --
                                                                       -------      --------     --------
Comprehensive income (loss) from discontinued operations..                  57           (66)         (26)
                                                                       -------      --------     --------

Comprehensive income (loss)...............................             $    40      $    (13)    $    (17)
                                                                       =======      ========     ========

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                        Year Ended
                                                                                       December 31,
                                                                           -----------------------------------
                                                                            2001           2000           1999
                                                                           ------         -------        -----
                                                                                    Millions of Dollars

Cash flows-- operating activities
  Income (loss) from continuing operations......................           $  (12)        $    53        $     8
  Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
     Depreciation and amortization..............................               93              88             85
     Deferred income taxes - net................................               75              37             20
     Gains from sale of assets..................................               (4)            (53)           (13)
     Other non-cash charges.....................................              (18)             --             --
     Changes in operating assets and liabilities:
        Accounts receivable.....................................              212            (160)           150
        Inventories.............................................              (30)             17              7
        Accounts payable:
          Parent and affiliates.................................               21             (18)             8
          Trade.................................................             (190)            186            (15)
        Interest and taxes accrued..............................               (8)            (22)            29
        Other - net ............................................                1             (72)           (34)
                                                                           ------         -------        -------
          Cash provided by operating activities of continuing
operations......................................................              140              56            245
                                                                           ------         -------        -------
Cash flows -- financing activities
Issuance of securities:
     Long-term debt.............................................               --             200             --
     Common stock...............................................               --              --            250
  Retirements of securities:
     Long-term debt.............................................               --              --           (150)
  Change in short-term debt:
     Banks - notes payable......................................               --              --              1
     Parent - advances..........................................             (180)             24            (39)
  Cash dividends paid...........................................               (3)             (4)            (3)
  Debt financing expenses.......................................               --              (1)            --
  Consideration for callholder's option.........................               --               7             --
                                                                           ------         -------        -------
        Cash provided by (used in) financing activities of
          continuing operations                                              (183)            226             59
                                                                           ------         -------        -------

Cash flows-- investing activities
  Capital expenditures..........................................             (190)           (126)        (152)
  Proceeds from sale of assets..................................                5             105           48
  Other investments.............................................                6              (6)           2
                                                                           ------         -------       ------
        Cash used in investing activities of continuing operations           (179)            (27)        (102)
                                                                           ------         -------       ------

Cash provided by (used in) continuing operations................             (222)            255          202
                                                                           ------         -------       ------

Cash provided by (used in) discontinued operations -
  Energy trading................................................              213            (267)        (201)
  Engineering and construction..................................               --              29            5
                                                                           ------         -------       ------
        Cash provided by (used in) discontinued operations......              213            (238)        (196)
                                                                           -------        -------       ------

Net change in cash and cash equivalents.........................               (9)             17            6

Cash and cash equivalents-- beginning balance...................               23               6           --
                                                                           ------         -------       ------

Cash and cash equivalents-- ending balance......................           $   14         $    23       $    6
                                                                           ======         =======       ======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                               -----------------------
                                                                                                2001              2000
                                                                                               -------          ------
                                                                                                  Millions of Dollars

                                          ASSETS

Current assets:
   Cash and cash equivalents......................................................             $    14          $    23
   Accounts receivable............................................................                 660            1,164
   Inventories - at average cost..................................................                 150               85
   Margin deposits................................................................                   4              231
   Energy trading assets..........................................................                 743            1,412
   Other current assets...........................................................                  98              125
                                                                                               -------          -------
       Total current assets.......................................................               1,669            3,040

Investments.......................................................................                  40               43
Property, plant and equipment - net...............................................               1,573            1,417
Goodwill..........................................................................                 773              788
Regulatory assets.................................................................                  79               69
Energy trading assets.............................................................                 366              287
Derivative assets.................................................................                  31               --
Deferred debits and other assets..................................................                  17               14
                                                                                               -------          -------

         Total assets.............................................................             $ 4,548          $ 5,658
                                                                                               =======          =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable - banks..........................................................             $    --          $     1
   Advances from TXU Corp.........................................................                 631              575
   Long-term debt due currently...................................................                 200               --
   Accounts payable:
     Parent and affiliates........................................................                  39               18
     Trade........................................................................                 499            1,018
   Energy trading liabilities.....................................................                 602            1,396
   Taxes accrued..................................................................                  22               15
   Other current liabilities......................................................                 102               82
                                                                                               -------          -------
       Total current liabilities..................................................               2,095            3,105

Accumulated deferred income taxes and investment tax credits......................                 207              103
Energy trading liabilities........................................................                 229              276
Derivative liabilities............................................................                   8               --
Other deferred credits and noncurrent liabilities.................................                 249              246
Long-term debt, less amounts due currently........................................                 553              757

TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary
   trust holding solely junior subordinated debentures of TXU Gas Company.........                 147              147

Contingencies (Note 12)...........................................................

Shareholders' equity (See page A-19)..............................................               1,060            1,024
                                                                                               -------          -------

         Total liabilities and shareholders' equity...............................             $ 4,548          $ 5,658
                                                                                               =======          =======


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                                                                           Year Ended
                                                                                          December 31,
                                                                                 ---------------------------
                                                                                  2001       2000       1999
                                                                                 ------    -------     -----
                                                                                       Millions of Dollars


Preferred stock
  Balance at end of year...........................................              $  75     $  75       $   75
                                                                                 -----     -----       ------

Common stock -- par value $.01 per share - authorized 100 million shares:
  Balance at beginning of year.....................................                 --         --          --
     Issuance of common stock to parent
        (1999 - 250,000 shares)....................................                 --         --          --
                                                                                 -----     ------      ------
  Balance at end of year (outstanding shares:  451,000; 451,000;
     451,000)......................................................                 --         --          --
                                                                                 -----     ------      ------
Paid in capital
  Balance at beginning of year.....................................              1,013      1,016         775
     Issuance of common stock......................................                 --         --         250
     Dividends declared............................................                 (4)        (4)         (4)
     Other.........................................................                 --          1          (5)
                                                                                 -----     ------      ------
  Balance at end of year...........................................              1,009      1,013       1,016
                                                                                 -----     ------      ------

Deficit
  Balance at beginning of year.....................................                (64)       (51)        (33)
     Net income (loss).............................................                 29        (13)        (18)
                                                                                 -----     ------      ------
  Balance at end of year...........................................                (35)       (64)        (51)
                                                                                 -----     ------      ------

Accumulated other comprehensive income (loss)
   Minimum pension liability adjustments:
     Balance at beginning of year..................................                 --         --          (1)
        Change during the year.....................................                 (1)        --           1
                                                                                 -----     ------      ------
     Balance at end of year........................................                 (1)        --          --
                                                                                 -----     ------      ------

  Cash flow hedges (SFAS No. 133):
     Balance at beginning of year..................................                 --         --          --
        Change during the year from continuing operations..........                 (4)        --          --
        Change during the year from discontinued operations........                 16         --          --
                                                                                 -----     ------      ------
     Balance at end of year........................................                 12         --          --
                                                                                 -----     ------      ------

Total common stock equity..........................................                985        949         965
                                                                                 -----     ------      ------

Shareholders' equity...............................................              $1,060    $1,024      $1,040
                                                                                 ======    ======      ======


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS



1.       BUSINESS AND DISPOSITIONS

         TXU Gas Company (TXU Gas), a Texas corporation, is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas and, until January 1, 2002, was engaged in wholesale energy trading of natural gas and electricity throughout the United States (US) and parts of Canada and retail sales of natural gas to large commercial/industrial customers. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services.

         Divisions and subsidiaries of TXU Gas' continuing operations include TXU Gas Distribution, a gas distribution company in Texas, serving over 1.4 million customers and providing service through over 25,900 miles of distribution mains and TXU Lone Star Pipeline which has approximately 7,200 miles of transmission and gathering pipeline in Texas. In August 2001, TXU Gas formed Oncor Utility Solutions (Texas) Company and Oncor Utility Solutions (North America) Company, which are wholly-owned subsidiary companies of TXU Gas that offer unregulated utility asset management services for cooperatives and municipally owned and investor-owned utilities in Texas and throughout the rest of North America.

         Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation). Among other matters, the 1999 Restructuring Legislation provides that by January 1, 2002, each electric utility was required to separate (unbundle) its business into the following: power generation operations, a retail electric provider (REP) and a transmission and distribution (T&D) company or separate T&D companies. As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002.

         In connection with the 1999 Restructuring Legislation, TXU Corp.'s subsidiary, TXU US Holdings Company, (formerly TXU Electric Company) (US Holdings), transferred its power generation operations and retail customers to a new subsidiary, TXU Energy Company LLC (TXU Energy) and its T&D operations to another new subsidiary, Oncor Electric Delivery Company. In addition, as of January 1, 2002, TXU Energy acquired the energy trading business and the unregulated commercial/industrial retail gas supply operation of TXU Gas, among other operations of TXU Corp.

           As a result of the business restructuring, the energy trading business and the unregulated commercial/industrial retail gas supply operations have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas, and the related consolidated financial statements for prior periods have been restated accordingly. TXU Gas' continuing gas pipeline, gas distribution and asset management services operations are managed as one integrated business with no reportable segments.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Consolidation -- The consolidated financial statements include the accounts of TXU Gas and its majority owned subsidiaries, including its business trust discussed in Note 5, and are prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany items and transactions have been eliminated in consolidation. The only significant unconsolidated entity is the company established to purchase accounts receivable. See Note 13. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and notes to financial statements are stated in millions of US dollars unless otherwise indicated.

         Use of Estimates -- The preparation of TXU Gas' consolidated financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

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

         Goodwill -- Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed and, prior to January 1, 2002, was being amortized over 40 years. Goodwill amortization ceased after December 31, 2001, and goodwill is now subject to an impairment-based review procedure.

         Included in the balance sheet of TXU Gas at December 31, 2001 is $773 million of goodwill, net of amortization, arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation (renamed TXU Gas). The energy trading business and the unregulated commercial/industrial retail gas supply operations transferred to TXU Energy were originally part of ENSERCH Corporation. TXU Gas' goodwill is subject to allocation to TXU Energy in 2002 upon completion of the determination by TXU Corp. of its reporting units as discussed below under Changes in Accounting Standards.

         Valuation of Long-lived Assets -- TXU Gas evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by available market valuations or, if applicable, discounted cash flows. See Changes in Accounting Standards below for a discussion of changes in valuation criteria for long-lived assets effective January 1, 2002.

         Derivative Instruments -- See Changes in Accounting Standards below for the change in accounting for derivatives that became effective January 1, 2001. TXU Gas may use derivative instruments for hedging purposes in non-trading activities. The impact of changes in the market value of derivative instruments effective as accounting hedges would be recognized in earnings upon completion of the related transactions. Ineffectiveness is recorded in earnings as incurred. TXU Gas utilizes derivative instruments (i.e., interest rate swaps, etc.) in its Treasury operations in accordance with authorized interest rate policies in order to manage its exposure to changes in interest rates.

         Revenues -- Revenues are recognized when services are provided to customers. TXU Gas Distribution records revenues on the basis of periodic cycle meter readings and includes an estimated accrual for the natural gas delivered from the meter reading dates to the end of the month. Revenues include billings under approved rates and adjustments under various mechanisms to recover or refund the cost of natural gas purchased, as well as other recoverable costs, that are above or below the level included in base rates. (See Note 11 for discussion of Regulations and Rates.)

         Income Taxes -- TXU Gas is included in the consolidated federal income tax return of TXU Corp. and subsidiary companies, and federal income taxes are allocated to its subsidiaries by TXU Corp. based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

         Cash Equivalents -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

         Changes in Accounting Standards - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as extended by SFAS No. 137 and amended by SFAS No. 138, became effective for TXU Gas on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value.

         In accordance with the transition provisions of SFAS No. 133, TXU Gas recorded, as of January 1, 2001, a cumulative effect of $1.6 million after-tax as an increase to other comprehensive income to recognize the fair value of all derivatives effective as cash-flow hedging instruments. For the period from transition to December 31, 2001, none of this cumulative transition adjustment has been reclassified into earnings.

         As of December 31, 2001, it is expected that $2.9 million of the $4 million of after-tax net losses now included in the net gains/losses from derivative instruments from continuing operations that are accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been entered into. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", became effective for TXU Gas for transfers on or after April 1, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures which have been incorporated in the financial statements. The adoption of SFAS No. 140 did not affect reported results.

         SFAS No. 141, "Business Combinations", became effective for TXU Gas on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method.

         SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for TXU Gas on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Gas' existing goodwill (approximately $22 million annually) ceased effective January 1, 2002.

         In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations.

         As part of its implementation effort to adopt SFAS No. 142, TXU Corp. is in the process of determining its reporting units as defined by SFAS No. 142, the fair value of those reporting units and the allocation of goodwill to those reporting units.

         SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Gas on January 1, 2003. Among other matters, SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Gas on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

         For standards not yet adopted, TXU Gas is evaluating the potential impact on its financial position and results of operations.

3.       DISCONTINUED OPERATIONS

         As a result of the deregulation of the electricity markets in Texas, effective January 1, 2002, TXU Corp. realigned the operations of its US subsidiaries, including those of TXU Gas. As a part of that realignment, ownership of the wholesale energy trading and unregulated commercial/industrial retail gas supply businesses was transferred to TXU Energy.

         Accordingly, these operations, which comprised the energy trading segment of TXU Gas, have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas and the related consolidated financial statements for prior periods have been restated. The results of operations of these discontinued businesses were as follows:

                                                                          Year Ended December 31,
                                                               -------------------------------------------
                                                                 2001              2000             1999
                                                               -------           -------           -------
Revenues..................................................     $ 5,430           $ 5,430           $ 2,991
Operating income (loss)...................................     $    82           $   (95)          $   (42)
Income (loss) after-tax from discontinued operations           $    41           $   (66)          $   (26)

Cash provided by (used in)
   operating activities...................................     $    18           $  (368)          $  (199)
Cash provided by financing activities.....................         236               152                 -
Cash used by investing activities.........................         (41)              (51)               (2)
                                                               -------           -------           -------
     Cash provided by (used in) discontinued operations...     $   213          $   (267)          $  (201)
                                                               =======           =======           =======

         The assets of these discontinued businesses included in the TXU Gas balance sheet as of December 31, 2001 and 2000 consisted of the following:

                                                                      Year Ended
                                                                      December 31,
                                                                ------------------------
                                                                  2001             2000
                                                                -------          -------
   Current Assets
      Accounts receivable.........................             $   542           $   863
      Energy trading assets......................                  743             1,412
      Other ......................................                  62               259
   Long-term assets
      Energy trading assets.......................                 366               287
      Other.......................................                 123                64
   Current liabilities
      Accounts payable............................                (425)             (756)
      Energy trading liabilities..................                (602)           (1,396)
      Other current liabilities...................                 (30)                1
   Non-current liabilities
      Energy trading liabilities..................                (229)             (276)
      Advances from TXU Corp......................                (387)             (152)
   Other..........................................                 (38)              (24)
                                                               -------           -------
   Net investment and advances....................             $   125           $   282
                                                               =======           =======

         Discontinued Operations Prior to the Merger of TXU Gas and TXU Corp. -- At December 31, 2001, ENSERCH Corporation's former businesses that were discontinued prior to the merger transaction in 1997 had assets of $19 million and liabilities of $58 million. Management believes that adequate provision for uncollectible claims and accounts receivable, income tax matters and expenses for wind-up of discontinued exploration and production, engineering and construction and environmental businesses has been made.

4.       BORROWINGS AND LINES OF CREDIT

         At December 31, 2001, advances from TXU Corp. totaled $631 million, including $244 million for continuing operations. Interest on the advances accrues at a rate equal to the weighted average commercial paper rate. Weighted average interest rates on advances were 4.64% and 6.61% at December 31, 2001 and 2000, respectively.

         At December 31, 2001, TXU Corp., US Holdings and TXU Gas had joint US dollar-denominated lines of credit under revolving credit facility agreements (US Credit Agreements) with a group of banking institutions. At December 31, 2001, TXU Gas had no borrowings outstanding under these facilities. Letters of credit outstanding under the US Credit Agreements were $113 million for TXU Gas as of December 31, 2001. In connection with the extension of the US Credit Agreements in February 2002, the facilities were amended to remove TXU Gas as a borrower. TXU Gas will meet its short-term liquidity needs through advances from TXU Corp.

                                                                                   December 31,
                                                                               --------------------
                                                                                2001           2000
                                                                               -------        -----
Long-term Debt:
   6.25% Notes due 2003..............................................          $  125         $  125
   6 3/8% Notes due 2004.............................................             150            150
   7 1/8% Notes due 2005.............................................             150            150
   6.564% Remarketed Reset Notes due 2008 (a)........................             125            125
   7 5/8% Putable Asset Term Securities due 2012 (b).................             200            200
Unamortized premium and discount and fair value adjustments..........               3              7
                                                                               ------         ------
   Total.............................................................             753            757
Less amounts due currently...........................................             200 (b)         --
                                                                               ------         ------
   Long-term debt, less amounts due currently........................          $  553         $  757
                                                                               ======         ======

                                       2002          2003         2004          2005           2006
                                       -----         -----        -----         -----          ----
Maturities (for next 5 years)....      $200          $125         $150          $150           $ --


(a) In July 1998, the interest rate was reset to a fixed rate of 6.56% payable until the reset date of January 1, 2005.

(b) On October 17, 2000, TXU Gas issued $200 million aggregate principal amount of Putable Asset Term Securities due October 15, 2012. The securities have a fixed rate of 7-5/8% from the date of issuance through October 14, 2002. TXU Gas also assigned to a third party the right to call the securities. On October 15, 2002, the securities will be either mandatorily tendered to and purchased by the callholder or, if not purchased by the callholder, mandatorily redeemed by TXU Gas. If the callholder chooses to purchase the securities, TXU Gas may elect to have the securities remarketed for a period of up to one year, in which case the callholder must purchase the securities at the end of the period. If the callholder exercises its right to call the securities on October 15, 2002, or at the end of the period if applicable, the securities will be remarketed at a fixed rate for a ten year period. If the callholder does not purchase the securities on October 15, 2002, TXU Gas will be required to redeem all of the securities for 100% of the aggregate principal amount outstanding plus accrued interest, if any.

5. TXU GAS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS (TRUST SECURITIES)

         At December 31, 2001, a consolidated statutory business trust, TXU Gas Capital I, had $147 million of floating rate mandatorily redeemable preferred securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At December 31, 2001, TXU Gas had two interest rate swap agreements with respect to floating rate trust securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

6.       PREFERRED STOCK

         At December 31, 2001, TXU Gas had 2,000,000 authorized shares of preferred stock with 75,000 shares of Series F stock outstanding. The Series F stock has a stated value of $1,000 per share and is redeemable at stated value. The Series F stock is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one-fortieth of a share ($25 stated value per depositary share). Holders are entitled to the stated value per share upon involuntary liquidation. Dividend rates are determined quarterly, in advance, based on 87% of the "Applicable Rate" (highest of the three-month US Treasury bill rate, the US Treasury ten-year constant maturity rate and either the US Treasury twenty-year or thirty-year constant maturity rate, as defined) with a minimum rate of 4.50% and a maximum rate of 10.50%. At December 31, 2001, the Series F stock bore an annual dividend rate of 4.6719%. Dividends declared on the Series F stock were $4 million in 2001, 2000 and 1999 ($48.155, $53.549 and $49.829 per share, respectively).

7.       INCOME TAXES

         The components of the provision (benefit) for income taxes of continuing operations are as follows:


                                                               Year Ended
                                                              December 31,
                                                      ------------------------------
                                                        2001      2000         1999
                                                      -------    -------      ------
Current -- Federal....................                $   (69)    $     3    $   (22)
Deferred -- Federal...................                     75          37         20
                                                      -------     -------    -------

        Total.........................                $     6     $    40    $    (2)
                                                      =======     =======    =======


         Reconciliation of income taxes (benefit) computed at the federal statutory rate to income tax expense (benefit):

                                                                 Year Ended
                                                                 December 31,
                                                       ------------------------------
                                                        2001        2000        1999
                                                       ------      ------      ------
Income (loss) from continuing operations
  before income taxes...........................       $   (6)     $   93      $    6
                                                       ======      ======      ======

Income taxes  (benefit) at the US federal  statutory
rate of 35%.....................................       $   (2)     $   33      $    2
Reversal of valuation allowance.................           --          --         (10)
Amortization of goodwill........................            7           7           7
Other-- net.....................................            1          --          (1)
                                                       ------      ------      ------

         Income tax expense (benefit)...........       $    6      $   40      $   (2)
                                                       ======      ======      ======

         The components of TXU Gas' deferred tax assets and deferred tax liabilities are as follows:

                                                                             December 31,
                                                 ------------------------------------------------------------------
                                                            2001                                2000
                                                 -----------------------------  -----------------------------------
                                                  Total  Current    Noncurrent   Total      Current    Noncurrent
                                                  -----  -------    ----------   -----      -------    ----------
Deferred tax assets:

Net operating loss and other tax credit
 carryforwards .............................      $ 102     $  15     $  87      $ 118      $  15      $ 103
Retirement and other employee benefit
 obligations ...............................         57         1        56         60       --           60
Accruals and allowances ....................          9         4         5          3          1          2
Other ......................................         24         5        19         19         13          6
                                                  -----     -----     -----      -----      -----      -----

        Total ..............................        192        25       167        200         29        171
                                                  -----     -----     -----      -----      -----      -----

Deferred tax liabilities and unamortized investment tax credits:

Property related differences ...............        275      --         275        248       --          248
Software development .......................         30      --          30         12       --           12
Other ......................................         66      --          66         11       --           11
Unamortized investment tax credits .........          3      --           3          3       --            3
                                                  -----     -----     -----      -----      -----      -----

        Total ..............................        374      --         374        274       --          274
                                                  -----     -----     -----      -----      -----      -----

Net deferred tax asset (liability) .........      $(182)    $  25     $(207)     $ (74)     $  29      $(103)
                                                  =====     =====     =====      =====      =====      =====


         At December 31, 2001, domestic net operating loss (NOL) carryforwards total $229 million and alternative minimum tax-credit carryforwards total $22 million. The tax benefits of these carryforwards of $102 million, as shown above, are available to offset future US federal income tax obligations. Due to a 1999 change in Internal Revenue Service (IRS) Regulations, TXU Gas expects to fully utilize all of such NOLs. Accordingly, a previously recorded deferred tax asset valuation allowance of $10 million was eliminated in 1999. TXU Gas utilized $42 million of NOL carryforwards in 2001.

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

8.       RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS

         Most TXU Gas employees are covered by various defined benefit pension plans which provide benefits based on years of service and average earnings. The TXU Retirement Plan (Retirement Plan) is a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under
Section 401(a) of the Internal Revenue Code of 1986, as amended (Code) and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Eligible employees participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and a combination of their age and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings.

         In addition, most US employees of TXU Corp. are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under
Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective January 1, 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, a specified amount of compensation ranging from 1% to 20%. Employees who earn more than such threshold may contribute from 1% to 16% of their compensation. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. Contributions to the Thrift Plan aggregated $16 million for 2001 and $15 million for 2000 and 1999.

         During 1999, certain TXU Gas employees were offered and accepted early retirement and settlement options resulting in curtailment losses and settlement gains. As a portion of these costs are recoverable through rates, effects of the early retirement options applicable to regulated business were recorded as regulatory assets.

         The following tables provide information for TXU Gas' participation in TXU Corp.'s plan, using actuarial allocations for 2001.

                                                                          Year Ended
                                                                         December 31,
                                                                   --------------------------
                                                                    2001     2000       1999
                                                                    ----    -------    ------

Weighted-average assumptions:
Discount rate.............................................         7.50%     8.00%       8.25%
Expected return on plan assets............................         9.00%     9.00%       9.00%
Rate of compensation increase.............................         4.30%     4.30%       4.30%

  Components of net pension costs:
Service cost..............................................         $  3      $  2        $   2
Interest cost.............................................           26        26           24
Expected return on assets.................................          (28)      (27)         (25)
Amortization of net gain..................................           --        (1)          --
Recognized termination benefits loss......................           --        --            3
                                                                   ----      ----        -----
     Net periodic pension cost............................         $  1      $ --        $   4
                                                                   ====      ====        =====

Change in pension obligation:
Pension obligation at beginning of year ..................         $336      $319
     Service cost.........................................            3         2
     Interest cost........................................           26        26
     Plan amendments......................................            3         4
     Actuarial loss.......................................           35         7
     Benefits paid........................................          (16)      (22)
                                                                   ----      ----
Pension obligation at end of year.........................         $387      $336
                                                                   ====      ====

Change in plan assets:
Fair value of assets at beginning of year.................         $308      $318
     Actual return on assets..............................           (8)        8
     Employer contributions...............................            4         3
     Benefits paid........................................          (16)      (21)
                                                                   ----      ----
Fair value of assets at end of year.......................         $288      $308
                                                                   ====      ====

Funded status:
Pension obligation........................................         $(387)    $(336)
Fair value of assets......................................          288       308
Unrecognized prior service cost...........................            2        (2)
Unrecognized net (gain)/loss..............................           45       (26)
                                                                   ----      ----
Accrued pension costs.....................................         $(52)     $(56)
                                                                   ====      ====

         The following table provides information for the TXU Corp. defined benefit pension plan in which TXU Gas and certain other subsidiaries of TXU Corp. participate:


                                                                                                  Year Ended
                                                                                                 December 31,
                                                                                             -------------------
                                                                                              2001         2000
                                                                                             ------       ------

Weighted-average assumptions:
Discount rate................................................................                 7.50%        8.00%
Expected return on plan assets...............................................                 9.00%        9.00%
Rate of compensation increase................................................                 4.30%        4.30%

Components of net pension costs:
Service cost.................................................................                 $  15        $  12
Interest cost................................................................                    51           47
Expected return on assets....................................................                   (57)         (52)
Amortization of net (gain)/loss..............................................                     1           (1)
                                                                                              -----        -----
   Net periodic pension cost.................................................                 $  10        $   6
                                                                                              =====        =====

Change in pension obligation:
Pension obligation at beginning of year .....................................                 $ 640        $ 572
   Service cost .............................................................                    15           12
   Interest cost.............................................................                    51           47
   Plan amendments...........................................................                     5            6
   Actuarial loss ...........................................................                    51           36
   Benefits paid ............................................................                   (25)         (33)
                                                                                              -----        -----
Pension obligation at end of year ...........................................                 $ 737        $ 640
                                                                                              =====        =====

Change in plan assets:
Fair value of assets at beginning of year ...................................                 $ 662        $ 655
   Actual return on assets ..................................................                   (19)          17
   Employer contributions ...................................................                    35           20
   Benefits paid ............................................................                   (23)         (30)
                                                                                              -----        -----
Fair value of assets at end of year .........................................                 $ 655        $ 662
                                                                                              =====        =====

Funded status:
Pension obligation...........................................................                 $(737)       $(640)
Fair value of assets.........................................................                   655          662
Unrecognized net transition asset............................................                    (1)          (1)
Unrecognized prior service cost .............................................                     7            3
Unrecognized net (gain)/loss.................................................                    47          (79)
                                                                                              -----        -----
Accrued pension costs........................................................                 $ (29)       $ (55)
                                                                                              =====        =====

         Postretirement Benefits Other Than Pensions -- In addition to the retirement plans, TXU Gas offers certain health care and life insurance benefits to substantially all of its employees and their eligible dependents upon the retirement of such employees from TXU Gas. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service. The following tables provide information for TXU Gas' participation in TXU Corp.'s plan, using actuarial allocations for 2001.

                                                                                   Year Ended
                                                                                  December 31,
                                                                    -------------------------------------
                                                                       2001           2000          1999
                                                                    --------       ---------      ------

Weighted-average assumptions:
Discount rate............................................              7.50%           8.00%       8.25%
Expected return on plan assets...........................              7.85%           7.99%       8.50%

Components of net periodic postretirement benefit costs:
Service cost.............................................            $     2        $     1     $     2
Interest cost............................................                  8              7           7
Expected return on assets................................                 (2)            --          --
Amortization of unrecognized prior service cost..........                  1              1           1
Recognized curtailment loss..............................                 --             --           1
                                                                     -------        -------     -------
    Net periodic postretirement benefit cost.............            $     9        $     9     $    11
                                                                     =======        =======     =======

Change in postretirement benefit obligation:
Benefit obligation at beginning of year .................            $    99        $    92
    Service cost.........................................                  2              1
    Interest cost........................................                  8              7
    Participant contributions............................                  2              1
    Plan amendments......................................                  9             --
    Actuarial loss.......................................                 29              8
    Benefits paid........................................                (14)           (10)
                                                                     -------        -------
Benefit obligation at end of year........................            $   135        $    99
                                                                     =======        =======

Change in plan assets:
Fair value of assets at beginning of year................            $     6        $     2
    Actual return on assets..............................                 (1)            --
    Employer contributions...............................                 11              8
    Participant contributions............................                  1             --
    Benefits paid........................................                (12)            (4)
                                                                     -------        -------
Fair value of assets at end of year......................            $     5        $     6
                                                                     =======        =======

Funded status:
Benefit obligation.......................................            $  (135)       $   (99)
Fair value of assets.....................................                  5              6
Unrecognized prior service cost..........................                 22             14
Unrecognized net (gain)/loss.............................                 19            (13)
                                                                     -------        -------
Accrued postretirement benefit cost......................            $   (89)       $   (92)
                                                                     =======        =======

         The expected increase in costs of future benefits covered by the postretirement benefit plans is projected using a health care cost trend rate for pre-65 liabilities of 10% for 2002 decreasing by 1% each year until the ultimate rate of 5% is reached in 2007. For post-65 liabilities the rate is 11% for 2002 decreasing by 1% each year until the ultimate rate of 5% is reached in 2008. A one percentage point increase in the assumed health care cost trend rate in each future year would increase the accumulated postretirement benefit obligation at December 31, 2001 by approximately $12 million and other postretirement benefits cost for 2001 by approximately $1 million. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation at December 31, 2001 by approximately $10 million and other postretirement benefits cost for 2001 by approximately $1 million.

         The following table provides information for the TXU Corp. postretirement benefit plan in which TXU Gas and certain other subsidiaries of TXU Corp. participate:




                                                                                                Year Ended
                                                                                               December 31,
                                                                                          ---------------------
                                                                                            2001           2000
                                                                                          ------         ------

Weighted-average assumptions:
Discount rate...............................................................                7.50%          8.00%
Expected return on plan assets..............................................                8.34%          8.49%

Components of net periodic postretirement benefit costs:
Service cost................................................................              $    8         $    8
Interest cost...............................................................                  19             17
Expected return on assets...................................................                  (5)            (4)
Amortization of unrecognized net transition obligation......................                   1              1
Amortization of unrecognized prior service cost.............................                   2              1
                                                                                          ------         ------
  Net periodic postretirement benefit cost..................................              $   25         $   23
                                                                                          ======         ======

Change in postretirement benefit obligation:
Benefit obligation at beginning of year ....................................              $  245         $  214
    Service cost ...........................................................                   8              8
    Interest cost...........................................................                  19             17
    Participant contributions...............................................                   5              4
    Plan amendments.........................................................                   5             --
    Actuarial loss .........................................................                  72             18
    Benefits paid ..........................................................                 (24)           (16)
                                                                                          ------         ------
  Benefit obligation at end of year.........................................              $  330         $  245
                                                                                          ======         ======

Change in plan assets:
Fair value of assets at beginning of year...................................              $   53         $   40
  Actual return on plan assets..............................................                  (7)             3
  Employer contributions....................................................                  23             16
  Participant contributions.................................................                   4              3
  Benefits paid.............................................................                 (21)            (9)
                                                                                          ------         ------
Fair value of assets at end of year.........................................              $   52         $   53
                                                                                          ======         ======

Funded status:
Benefit obligation..........................................................              $ (330)        $ (245)
Fair value of assets........................................................                  52             53
Unrecognized transition obligation..........................................                   8             15
Unrecognized prior service cost.............................................                  23             15
Unrecognized net loss.......................................................                  99             15
                                                                                          ------         ------
Accrued postretirement benefit cost.........................................              $ (148)        $ (147)
                                                                                          ======         ======

9.       DERIVATIVE INSTRUMENTS

         With the transfer of the energy trading businesses effective January 1, 2002, TXU Gas enters into derivative instruments only for non-trading purposes. TXU Gas enters into interest rate swaps to manage exposures to the cash flow risk inherent in variable rate securities. The terms of each swap and the underlying hedged security are in Note 5. As a result of continued regulation, TXU Gas Distribution has minimal exposure to energy price risk, therefore, its use of derivative instruments is limited.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and related estimated fair values of TXU Gas' significant financial instruments were as follows:

                                                                                      December 31,
                                                                  --------------------------------------------------
                                                                           2001                        2000
                                                                  ----------------------       ---------------------
                                                                               Estimated                   Estimated
                                                                  Carrying       Fair          Carrying      Fair
                                                                   Amount        Value          Amount       Value
                                                                  --------      -------        --------     -------
On-balance sheet liabilities:
    Long-term debt (including current maturities) (a)..........    $ (753)      $ (762)        $ (757)      $ (755)
    TXU Gas obligated, mandatorily redeemable, preferred
      securities of subsidiary trust holding solely
      junior subordinated debentures of TXU
      Gas (b)........................................ .........      (147)        (150)          (147)        (150)
    Interest rate swaps (c)....................................        (6)          (6)            --           --

Off-balance sheet assets (liabilities):
    Interest rate swaps (c)....................................        --           --             --            2

Estimated fair value: (a) variable-rate debt - approximates carrying amount, exchange traded debt - quoted market prices, and other debt - discounted value using rates for debt with similar characteristics; (b) quoted market prices; (c) fair values for interest rate swaps are based either on quotes or the cost to terminate the agreements.

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

         TXU Gas Distribution employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. Rate relief amounting to $26.8 million in annualized revenue increases, exclusive of changes in gas costs, was granted in 2001 in addition to $19.8 million granted in 2000 and $7.5 million granted in 1999. On March 1, 2002, TXU Gas Distribution filed new rate proceedings for the Dallas Distribution System and for the North Texas Metroplex Distribution System. These two filings encompassing 111 cities in the Dallas - Fort Worth Metroplex, seek additional revenues of approximately $53 million over present rate revenues. TXU Gas cannot predict the outcome of these proceedings. Weather normalization adjustment clauses have been approved by the various cities served by TXU Gas Distribution. These clauses allow rates to be adjusted to reflect the impact of warmer or colder than normal weather during the winter months. TXU Gas has filed applications to terminate these adjustments. TXU Gas cannot predict the outcome of these proceedings.

         TXU Gas Distribution has filed a 36 month gas cost prudence review covering the period of November 1, 1997 through October 30, 2000 with the RRC. This filing, made on July 16, 2001, was assigned GUD 9233. TXU Gas believes it has under-recovered its gas costs by $9 million during this period, which amount is carried as an asset. This proceeding has been abated pending resolution of GUD 9246 (see below).

         TXU Gas Distribution has filed a city gate rate cost reconciliation covering the period of July 1, 2000 to June 30, 2001 with the RRC. This filing, made on August 31, 2001, was assigned GUD 9246. TXU Gas believes it has under-recovered its gas costs by $22.3 million during this period, which amount does not include the $9 million at issue in GUD 9233. This amount is carried as an asset.

12.      COMMITMENTS AND CONTINGENCIES

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

         In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel Company (TXU Fuel), a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the petition with respect to TXU Gas or

TXU Fuel. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

         Environmental Matters -- TXU Gas is subject to federal, state and local environmental laws and regulations that regulate the discharge of materials into the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The level of future expenditures for environmental matters, including costs of obtaining operating permits, equipment monitoring and modifications under the Federal Clean Air Act, as amended, and cleanup obligations, cannot be fully ascertained until the regulations that implement the applicable laws have been approved and adopted. It is management's opinion that all such costs, when finally determined, will not have a material effect on the consolidated financial position, results of operations or cash flows of TXU Gas.

         General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

         Leases -- Rental expenses for continuing operations incurred under all operating leases aggregated $4 million in 2001, $3 million for 2000 and $2 million for 1999. As of January 1, 2002, TXU Gas has future operating lease commitments totaling less than $1 million.

         Gas Purchase Contracts - TXU Gas Distribution buys natural gas under long-term and short-term intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum purchases ("take-or-pay") of gas. TXU Gas Distribution continually evaluates its position relative to asserted and unasserted claims, above-market prices or future commitments. At December 31, 2001, TXU Gas Distribution had fixed price commitments under long-term natural gas purchase contracts estimated at $22 million through 2010. On the basis of TXU Gas' current expectations of demand from its customers as compared with its take-or-pay obligations under such purchase contracts, management does not consider it likely that any material payments will become due from TXU Gas Distribution for gas not taken.

13.      SUPPLEMENTARY FINANCIAL INFORMATION

         Credit Risk -- Credit risk relates to the risk of loss that TXU Gas would incur as a result of non-performance by customers and other counterparties. TXU Gas maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies include an evaluation of a potential counterparty's financial condition, credit rating, and other credit criteria and risk mitigation tools as deemed appropriate, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Gas. Additionally, TXU Gas has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This could result in a reduction of the credit limit or request for additional financial assurances.

         Concentration of Credit Risk --TXU Gas' exposure to credit risk for continuing operations represents trade accounts receivable and, as of December 31, 2001 was $128 million, after reserves of $5 million. TXU Gas had no exposure to any one customer that represented greater than 5% of the gross fair value of TXU Gas' trade accounts receivable and derivative assets at December 31, 2001.

         Prior to January 1, 2002, TXU Gas and US Holdings sold certain customer accounts receivable to a wholly-owned bankruptcy remote unconsolidated subsidiary of TXU Gas (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the program was amended to terminate US Holdings' participation and to add TXU Energy Retail Company LP, TXU SESCO Energy Services Company and Oncor Electric Delivery Company as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2001, TXU Gas had sold $111 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $60 million and $50.6 million in subordinated notes, with $.4 million representing costs of the program since inception in August 2001. Annualized costs of the program approximated 3.7% of the cash proceeds from the receivables sales. As of December 31, 2000, TXU Gas had received cash of $100 million for receivables sold under a prior facility. The subordinated notes receivable from TXU Receivables Company are included in accounts receivable in the consolidated balance sheet.

         Accounts Receivable--At December 31, 2001 and 2000 accounts receivable are stated net of uncollectible accounts of $20 million and $17 million, respectively.

   Inventories by major category--

                                                                         December 31,
                                                                  --------------------------
                                                                   2001                2000
                                                                  -------             -----

Materials and supplies.........................                   $     7           $     5
Emissions credits..............................                        14                --
Gas stored underground.........................                       129                80
                                                                  -------           -------
   Total inventories...........................                   $   150           $    85
                                                                  =======           =======



Property, Plant and Equipment--



                                                                         December 31,
                                                                  --------------------------
                                                                   2001                2000
                                                                  -------             -----

Gas distribution and pipeline..................                   $ 1,678           $ 1,510
Other..........................................                        97                25
                                                                  -------           -------
   Total.......................................                     1,775             1,535
Less accumulated depreciation..................                       271               205
                                                                  -------           -------
   Net of accumulated depreciation.............                     1,504             1,330
Construction work in progress..................                        69                87
                                                                  -------           -------
   Net property, plant and equipment...........                   $ 1,573           $ 1,417
                                                                  =======           =======

         Goodwill--At December 31, 2001 and 2000 goodwill is stated net of accumulated amortization of $93 million and $72 million, respectively.

         Affiliated Transactions -- TXU Gas has transactions with TXU Corp. and affiliates. The following amounts are for TXU Gas' continuing operations. Interest expense related to borrowing from TXU Corp. was $14 million, $27 million and $19 million for 2001, 2000 and 1999, respectively. TXU Business Services Company billed TXU Gas $57 million, $47 million and $53 million for 2001, 2000 and 1999, respectively for financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. Also, TXU Gas was billed $43 million, $72 million and $92 million for 2001, 2000 and 1999, respectively, by US Holdings primarily for employee services and expenses at cost. TXU Gas had revenues of $16 million, $20 million and $15 million from the sale and transportation of gas to other TXU Corp. subsidiaries during the respective periods.

         Cash Payments -- The schedule below details TXU Gas' supplemental cash flow information:

                                                                                   Year Ended
                                                                                  December 31,
                                                               -------------------------------------------
                                                                 2001              2000              1999
                                                               -------           -------           -------

   Cash payments (refunds):
   Interest costs (net of amounts capitalized).                $    93           $    78           $    79
                                                               =======           =======           =======
   Income taxes -- net.........................                $   (78)          $   (47)          $   (91)
                                                               =======           =======           =======


         Quarterly Results (Unaudited) -- The results of operations by quarters are summarized below. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made. The presentation below reflects the operations of the energy trading and unregulated commercial/industrial retail gas supply businesses as discontinued operations and all previously reported periods have been restated.

                                                                                Quarter Ended
                                                             --------------------------------------------------
                                                              March 31     June 30   September 30    December 31
                                                             ----------   ---------  ------------    -----------

2001:

Revenues of continuing operations.....................        $  684      $  171       $   121         $   253
Operating income (loss) of continuing operations......            79         (45)          (36)             25
Income (loss) from continuing operations..............            40         (39)          (30)             17
Income (loss) from discontinued operations............             5           5            (3)             34
Net income (loss) applicable to common stock..........            44         (35)          (34)             50


2000:

Revenues of continuing operations.....................        $  332      $  157       $   149         $   469
Operating income (loss) of continuing operations......            70         (13)            2              42
Income (loss) from continuing operations..............            32          13           (10)             18
Income (loss) from discontinued operations............            (5)         (7)          (19)            (35)
Net income (loss) applicable to common stock..........            26           5           (30)            (18)

                                                                      Appendix B

                       TXU GAS EXHIBITS FOR 2001 FORM 10-K

                       Previously Filed*
                ---------------------------------
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

    2(c)        1-12833                 2        --    Master  Separation  Agreement  by and  among  TXU  Electric
                Form 8-K                               Delivery Company,  TXU Generation Holdings Company LLC, TXU
                (filed January 1,                      Merger Energy Trading  Company LP, TXU SESCO  Company,  TXU
                2002)                                  SESCO Energy  Services  Company,  TXU Energy Retail Company
                                                       LP and TXU US Holdings  Company,  dated as of December  14,
                                                       2001

    3(a)        1-3183 Form 10-Q        3.1      --    Articles of  Amendment,  effective  June 14,  1999,  to the
                (Quarter ended                         Articles of Incorporation of TXU Gas.
                June 30, 1999)

    3(b)        1-3183 Form 10-Q        3.2      --    Bylaws, as restated August 1, 1999, of TXU Gas.
                (Quarter ended
                June 30, 1999)

    4(a)                                         --    Agreement to furnish certain debt instruments.

    4(b)        1-12833 Form 10-K       4(kk)    --    Indenture  (For  Unsecured  Debt  Securities),  dated as of
                (1997)                                 January 1, 1998, between TXU Gas and The Bank of New York.

    4(c)        1-12833                 4(ll)    --    Officer's  Certificate  establishing  the  TXU  Gas 6  1/4%
                Form 10-K                              Series A Notes due January 1, 2003.
                (1997)

    4(d)        1-12833                 4(mm)    --    Officer's  Certificate  establishing the TXU Gas Remarketed
                Form 10-K                              Reset Notes due January 1, 2008.
                (1997)

    4(e)        33-45688                4.2      --    Indenture,  dated  February 15,  1992,  between TXU Gas and
                                                       The First National Bank of Chicago.

    4(g)        1-12833 Form 10-K       4(qq)    --    TXU Gas 6-3/8% Note due 2004, dated February 1, 1994.
                (1997)

    4(h)        1-12833 Form 10-K       4(rr)    --    TXU Gas 7-1/8% Note due 2005, dated June 6, 1995.
                (1997)

                       Previously Filed*
                ---------------------------------
                       With
                       File              As
   Exhibits           Number           Exhibit
   --------           ------           -------

    4(i)        1-12833 Form 8-K        4(a)     --    Remarketing  Agreement,  dated as of January 30, and form of
                (filed August 28,                      Remarketing  Agreement  Supplement with respect to 1998) TXU
                1998                                   Gas Remarketed Reset Notes.

    4(j)        1-12833 Form 8-K        4(b)     --    Indenture,  (For Unsecured  Subordinated  Debt  Securities),
                (filed August 28,                      dated as of June 1,  1998,  between  TXU Gas and The Bank of
                1998)                                  New York, as Trustee.

    4(k)        1-12833 Form 8-K        4(c)     --    Officer's   Certificate,   dated   as  of  July  2,   1998,
                (filed August 28,                      establishing  the terms of the TXU Gas Floating Rate Junior
                1998)                                  Subordinated  Debentures,  issued  in  connection  with the preferred securities TXU
                                                       Gas Capital I (formerly
                                                       ENSERCH Capital I).

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

    4(m)        1-12833 Form 8-K        4(e)     --    Guarantee Agreement with respect to TXU Gas Capital I, dated
                (filed August 28,                      as of July 2, 1998,  between TXU Gas, as Guarantor,  and The
                1998)                                  Bank of New York, as Trustee.

    4(n)        1-12833 Form 8-K        4(f)     --    Agreement as to Expenses and  Liabilities,  dated as of July
                (filed August 28,                      1, 1998, between TXU Gas and TXU Gas Capital I.
                1998)

    4(o)        1-3183 Form 10-Q        4        --    Officer's   certificate  dated  as  of  October  17,  2000,
                (Quarter ended                         establishing  the terms of the TXU Gas  Putable  Asset Term
                September 30, 2000)                    Securities.

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

---------------
* Incorporated herein by reference.