Form 10-Q
period 2002-03-31
TXU GAS CO
filed 2002-05-15
CIK 33015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                    -- OR--

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                          Commission File Number 1-3183

                                 TXU Gas Company

     A Texas Corporation                       I.R.S. Employer Identification
                                                        No. 75-0399066



            ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                                   ----------

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

Common Stock outstanding at May 9, 2002: 451,000 shares, par value $0.01 per share.

================================================================================

TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
     Item 1. Financial Statements

          Condensed Statements of Consolidated Income--
          Three Months Ended March 31, 2002 and 2001 .......................   1

          Condensed Statements of Consolidated Comprehensive Income--
          Three Months Ended March 31, 2002 and 2001 .......................   2

          Condensed Statements of Consolidated Cash Flows--
          Three Months Ended March 31, 2002 and 2001 .......................   3

          Condensed Consolidated Balance Sheets--
          March 31, 2002 and December 31, 2001 .............................   4

          Notes to Financial Statements ....................................   5

          Independent Accountants' Report ..................................  13

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................  14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk ....  17

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K .............................   17

SIGNATURE .................................................................   18

                                       (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TXU GAS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     -----------------------
                                                                                      2002            2001
                                                                                     -------         -------
                                                                                       Millions of Dollars

Operating revenues .............................................................     $   344         $   684
                                                                                     -------         -------

Operating expenses
   Gas purchased for resale ....................................................         181             495
   Operation and maintenance ...................................................          62              67
   Depreciation and other amortization .........................................          15              15
   Goodwill amortization .......................................................          --               3
   Taxes other than income .....................................................          19              22
                                                                                     -------         -------
     Total operating expenses ..................................................         277             602
                                                                                     -------         -------

Operating income ...............................................................          67              82

Other income (deductions) - net ................................................          (2)              1
                                                                                     -------         -------

Income from continuing operations before interest, other
   charges and income taxes ....................................................          65              83

Interest income ................................................................          --               3

Interest expense and other charges .............................................          18              18
                                                                                     -------         -------

Income from continuing operations before income taxes ..........................          47              68

Income tax expense .............................................................          16              25
                                                                                     -------         -------

Income from continuing operations ..............................................          31              43

Income from discontinued operations, net of tax ................................          --               2
                                                                                     -------         -------

Net income .....................................................................          31              45

Preferred stock dividends ......................................................           1               1
                                                                                     -------         -------

Net income applicable to common stock ..........................................     $    30         $    44
                                                                                     =======         =======

                        TXU GAS COMPANY AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                     -----------------------
                                                                                       2002            2001
                                                                                     -------         -------
                                                                                      Millions of Dollars

Income from continuing operations ..............................................     $    31         $    43
                                                                                     -------         -------

Other comprehensive income (loss) from continuing operations
  Net change during period, net of tax effect:
    Cash flow hedges:
      Cumulative transition adjustment as of January 1, 2001 ...................          --               2
      Net change in fair value of derivatives ..................................           1              (3)
                                                                                     -------         -------
        Total ..................................................................           1              (1)
                                                                                     -------         -------

Comprehensive income (loss) from continuing operations .........................          32              42
                                                                                     -------         -------

Income from discontinued operations, net of tax ................................          --               2
                                                                                     -------         -------

Comprehensive Income ...........................................................     $    32         $    44
                                                                                     =======         =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         -----------------------
                                                                                          2002             2001
                                                                                         ------           ------
                                                                                           Millions of Dollars

Cash flows - operating activities
    Income from continuing operations ..........................................         $   31           $   43
    Adjustments to reconcile income from continuing operations to cash provided by operating activities:
           Depreciation and amortization .......................................             19               20
           Deferred income taxes - net .........................................              4                2
           Changes in operating assets and liabilities .........................            117               66
                                                                                         ------           ------
              Cash provided by operating activities ............................            171              131
                                                                                         ------           ------

Cash flows - financing activities
    Parent-advances ............................................................           (143)             (90)
    Cash dividends paid ........................................................             (1)              (1)
                                                                                         ------           ------
              Cash used in financing activities ................................           (144)             (91)
                                                                                         ------           ------

Cash flows - investing activities
    Capital expenditures .......................................................            (25)             (37)
    Other investments ..........................................................             --               (1)
                                                                                         ------           ------
              Cash used in investing activities ................................            (25)             (38)
                                                                                         ------           ------

Cash used in discontinued operations ...........................................             (2)              (2)
                                                                                         ------           ------

Net change in cash and cash equivalents ........................................             --               --

Cash and cash equivalents - beginning balance ..................................              3                6
                                                                                         ------           ------

Cash and cash equivalents - ending balance .....................................         $    3           $    6
                                                                                         ======           ======


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,
                                                                                              2002            December 31,
                                                                                           (Unaudited)            2001
                                                                                           -----------        ------------
                                                                                                Millions of Dollars

                                        ASSETS

Current assets:
   Cash and cash equivalents ..........................................................     $      3             $     3
   Accounts receivable ................................................................           77                 127
   Inventories-at average cost ........................................................           83                 116
   Other current assets ...............................................................           58                  85
                                                                                            --------             -------
        Total current assets ..........................................................          221                 331

Assets-discontinued operations (Note 3) ...............................................           --               2,314
Investments-other .....................................................................           35                  39
Property, plant and equipment-net .....................................................        1,494               1,485
Goodwill ..............................................................................          305                 305
Regulatory assets .....................................................................           80                  79
Deferred debits and other assets ......................................................           15                  17
                                                                                            --------             -------

        Total assets ..................................................................     $  2,150             $ 4,570
                                                                                            ========             =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Advances from parent. ..............................................................     $    101             $   244
   Long-term debt due currently .......................................................          325                 200
   Accounts payable:
      Parent and affiliates ...........................................................            3                  10
      Trade ...........................................................................           79                  75
   Taxes accrued ......................................................................           18                  21
   Other current liabilities ..........................................................           82                  81
                                                                                            --------             -------
        Total current liabilities .....................................................          608                 631

Liabilities-discontinued operations (Note 3) ..........................................           --               1,753
Accumulated deferred income taxes and investment tax credits ..........................          194                 191
Derivative liabilities ................................................................            5                   6
Other deferred credits and noncurrent liabilities .....................................          238                 228
Long-term debt, less amounts due currently ............................................          428                 554

TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary
   trust holding solely junior subordinated debentures of TXU Gas Company .............          147                 147

Contingencies (Note 7)

Shareholders' equity (Note 5) .........................................................          530               1,060
                                                                                            --------             -------

        Total liabilities and shareholders' equity ....................................     $  2,150             $ 4,570
                                                                                            ========             =======

                See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       BUSINESS

         TXU Gas Company (TXU Gas), a Texas corporation, is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and asset management services operations. TXU Gas conducts business through two divisions, TXU Gas Distribution and TXU Lone Star Pipeline. Until January 1, 2002, TXU Gas was also engaged in wholesale energy trading of natural gas and electricity throughout the United States (US) and parts of Canada and retail sales of natural gas to large commercial/industrial customers. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy-related services and, through a joint venture, telecommunications services.

         Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructures the electric utility industry in Texas (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002, whereby TXU Energy Company, LLC (TXU Energy), an indirect subsidiary of TXU Corp. , acquired the energy trading business and the unregulated commercial/industrial retail natural gas operations of TXU Gas, among other operations of TXU Corp.

         The former energy trading business and unregulated commercial/industrial retail gas operations of TXU Gas acquired by TXU Energy have been accounted for as discontinued operations, and prior year results have been restated herein to reflect the results of those businesses on a discontinued basis (see Note 3).

         The balance sheet of TXU Gas at December 31, 2001 included $773 million of goodwill, net of amortization, arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation (renamed TXU Gas Company). The energy trading business and the unregulated commercial/industrial retail gas operations were originally part of ENSERCH Corporation. In connection with the restructuring and transfer of these two businesses to TXU Energy, $468 million of that goodwill has been allocated to these discontinued businesses and reflected in the March 31, 2002 balance sheet of TXU Energy. The remaining amount of goodwill ($305 million) associated with the ENSERCH acquisition has been allocated to the continuing gas distribution and pipeline business of TXU Gas.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, except for the allocation of goodwill mentioned above and the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" discussed below, on the same basis as the audited financial statements included in its Annual Report on Form 10-K for 2001 (2001 Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the US Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes to the financial statements are stated in millions of US dollars unless otherwise indicated.

         Changes in Accounting Standards -- SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for TXU Gas beginning January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Gas' existing goodwill (approximately $9 million annually) ceased effective January 1, 2002.

         In addition, SFAS No. 142 requires TXU Gas to complete a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments, if any, will be recorded in operations. As part of its effort to implement SFAS 142, TXU Gas is in the process of completing the transitional impairment test. Based on the information gathered to date, TXU Gas does not anticipate an impairment of its goodwill.

         The table below reflects what reported income from continuing operations, income from discontinued operations, and net income would have been in the 2001 period exclusive of amortization expense recognized in that period related to goodwill, compared to the 2002 period.

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                              (Unaudited)
                                                                                          -------------------
                                                                                          2002           2001
                                                                                          ----           ----
                                                                                          Millions of Dollars

Reported income from continuing operations .....................................          $ 31           $ 43
Add back: goodwill amortization ................................................             -              3
                                                                                          ----           ----
Adjusted income from continuing operations .....................................          $ 31           $ 46
                                                                                          ====           ====

Reported income from discontinued operations, net of tax .......................          $ --           $  2
Add back: goodwill amortization ................................................            --              3
                                                                                          ----           ----
Adjusted income from discontinued operations, net of tax .......................          $ --           $  5
                                                                                          ====           ====

Reported net income ............................................................          $ 31           $ 45
Add back: goodwill amortization ................................................            --              6
                                                                                          ----           ----
Adjusted net income ............................................................          $ 31           $ 51
                                                                                          ====           ====

         SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Gas on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset, and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS 143 also requires additional disclosures.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Gas on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 by TXU Gas has not materially affected its financial position or results of operations.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, shall be reclassified.

         For accounting standards not yet adopted or fully implemented, TXU Gas is evaluating the potential impact on its financial position and results of operations.

3.       DISCONTINUED OPERATIONS

         As a result of the deregulation of the electricity markets in Texas, effective January 1, 2002, TXU Corp. realigned the operations of its US subsidiaries, including those of TXU Gas. As a part of that realignment, ownership of the wholesale energy trading and unregulated commercial/industrial retail gas supply businesses was transferred to TXU Energy.

         Accordingly, these operations, which comprised the energy trading segment of TXU Gas, have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas and the related consolidated financial statements for prior periods have been restated. The results of operations of the discontinued energy trading segment were as follows:

                                                                   Three Months
                                                                      Ended
                                                                    March 31,
                                                                      2001
                                                                   (Unaudited)
                                                                   -----------
           Revenues ..........................................       $ 2,270
           Operating income ..................................       $     7
           Income after-tax from discontinued operations .....       $     2

           Cash provided by operating activities .............       $   248
           Cash used by financing activities .................          (236)
           Cash used by investing activities .................           (14)
                                                                     -------
                Cash used in discontinued operations .........       $    (2)
                                                                     =======


         The assets and liabilities of the discontinued energy trading segment segregated in the TXU Gas balance sheet as of December 31, 2001 herein consisted of the following:

                                                                   December 31,
                                                                        2001
                                                                   ------------
    Current Assets
       Accounts receivable ...................................       $   542
       Accounts receivable from affiliated companies .........            14
       Energy trading assets .................................           743
       Other .................................................            58
    Long-term assets
       Goodwill (net of accumulated amortization of $56) .....           468
       Energy trading assets .................................           366
       Other .................................................           123
                                                                     -------
            Total Assets .....................................         2,314
                                                                     -------
    Current liabilities
       Accounts payable ......................................          (426)
       Accounts payable to  affiliated companies .............           (41)
       Energy trading liabilities ............................          (602)
       Other current liabilities .............................           (30)
    Non-current liabilities
       Energy trading liabilities ............................          (229)
       Advances from TXU Corp. ...............................          (387)
       Other .................................................           (38)
                                                                     -------
            Total Liabilities ................................        (1,753)
                                                                     -------

    Net investment ...........................................       $   561
                                                                     =======

         Certain reclassifications to balances related to the discontinued energy trading segment, primarily the allocation of goodwill (Note 1), have been incorporated. See discussion in Note 3 of TXU Gas' Form 2001 10-K.

4.       CAPITALIZATION

         TXU Gas Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of TXU Gas (Trust Securities) -- At March 31, 2002, a consolidated statutory business trust, TXU Gas Capital I, had $147 million of floating rate mandatorily redeemable preferred securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At March 31, 2002, TXU Gas had two interest rate swap agreements with respect to floating rate Trust Securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

5.       SHAREHOLDERS' EQUITY

                                                                               March 31,
                                                                                 2002            December 31,
                                                                              (Unaudited)            2001
                                                                              -----------        ------------
                                                                                   Millions of Dollars

   Preferred stock ......................................................      $     75             $    75
                                                                               --------             -------
   Common stock (par value - $.01 per share):
      Authorized shares - 100,000,000, Outstanding shares - 451,000 .....            --                  --
   Paid in capital ......................................................           463               1,025
   Deficit ..............................................................            (4)                (35)
   Accumulated other comprehensive income ...............................            (4)                 (5)
                                                                               --------             -------
      Total common stock equity .........................................           455                 985
                                                                               --------             -------
        Total shareholders' equity ......................................      $    530             $ 1,060
                                                                               ========             =======

         The former energy trading and unregulated commercial/industrial retail gas operations have been transferred to TXU Energy (Note 3) in a non-cash transaction. Accordingly, $561 million was charged to paid-in capital to reflect this distribution of the net assets at net book value at January 1, 2002.

6.       REGULATION AND RATES

         TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. On March 1, 2002, TXU Gas Distribution, a division of TXU Gas, filed rate cases with respect to 111 north Texas cities, including the city of Dallas, supporting $53 million in annualized revenue increases. On March 21, 2002, TXU Gas Distribution filed a rate case in 36 cities in its Northwest Region seeking $2.5 million in annualized revenue increases. Weather normalization adjustment clauses, which allow rates to be adjusted to reflect warmer- or cooler-than-normal weather during the winter months, have been approved by 419 cities served by TXU Gas Distribution. TXU Gas Distribution has filed applications to terminate these adjustments, but cannot predict the outcome of these proceedings.

         TXU Gas Distribution has filed a 36 month gas cost prudence review covering the period of November 1, 1997 through October 30, 2000 with the Railroad Commission of Texas (RRC). This filing, made on July 16, 2001, was assigned GUD 9233. This filing was amended on March 15, 2002. TXU Gas believes it has under-recovered its gas costs by $10.5 million during this period, which amount is carried as an asset.

         TXU Gas Distribution has filed a city gate rate cost reconciliation covering the period of July 1, 2000 to June 30, 2001 with the RRC. This filing, made on August 31, 2001, was assigned GUD 9246. This filing was amended on February 14, 2002. TXU Gas under-recovered its gas costs by $18.6 million during the covered period. This amount has been recovered through a surcharge under a tentative settlement, which reserves prudence issues for GUD 9233. The settlement proposes to accept the filing as amended.

7.       CONTINGENCIES

         In July 1999, the City of Gatesville, Texas filed suit in the State District Court of Coryell County, Texas, 52nd Judicial District. The suit has been amended to assert claims against TXU Gas and TXU Corp. The Plaintiff seeks to represent a class of plaintiffs consisting of more than 300 Texas cities, towns and other municipalities to which TXU Gas Distribution had paid municipal franchise fees since January 1, 1987. Discovery in this case is being conducted, and a decision on class certification has not yet been made. The Plaintiff alleges that TXU Gas Distribution failed to properly pay franchise fees by omitting miscellaneous revenues from the franchise fee payment base used for determining the municipal franchise fees owed to the Plaintiff. No amount of damages has been specified in the suit. While TXU Gas is unable to estimate any possible loss or predict the outcome of this case, TXU Gas Distribution believes the Plaintiff's claims are without merit and intends to vigorously defend this suit.

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

         General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of management, should not have a material effect on their financial position, results of operations or cash flows.

8.       SUPPLEMENTARY FINANCIAL INFORMATION

         Accounts receivable -- At March 31, 2002 and December 31, 2001, accounts receivable are stated net of uncollectible accounts of $3 million and $5 million, respectively.

         Sale of Receivables -- Certain subsidiaries of TXU Corp. sell customer accounts receivable to a wholly-owned bankruptcy-remote subsidiary of TXU Corp. (TXU Receivables Company), which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor Electric Delivery Company and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2002, subsidiaries of TXU Gas had sold $110 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $56 million and $54 million in subordinated notes, with $0.5 million representing cost of the program during the three months ended March 31, 2002. Annualized cost of the program approximated 3.7% of the cash proceeds from the receivables sales. The subordinated notes receivable from TXU Receivables Company are included in accounts receivable in the consolidated balance sheet.

         Inventories by major category--

                                                                                          March 31,
                                                                                            2002       December 31,
                                                                                         (Unaudited)       2001
                                                                                         -----------   ------------
Materials and supplies .........................................................          $     7        $     6
Gas stored underground .........................................................               76            110
                                                                                          -------        -------
     Total inventories .........................................................          $    83        $   116
                                                                                          =======        =======


         Property, plant and equipment--

                                                                                          March 31,
                                                                                            2002       December 31,
                                                                                         (Unaudited)       2001
                                                                                         -----------   ------------
Gas distribution and pipeline ..................................................          $ 1,703        $ 1,678
Other ..........................................................................               27             26
                                                                                          -------        -------
        Total ..................................................................            1,730          1,704
Less accumulated depreciation ..................................................              281            265
                                                                                          -------        -------
        Net of accumulated depreciation ........................................            1,449          1,439
Construction work in progress ..................................................               45             46
                                                                                          -------        -------

        Net property, plant and equipment ......................................          $ 1,494        $ 1,485
                                                                                          =======        =======

         Goodwill -- At March 31, 2002 and December 31, 2001, goodwill is stated net of accumulated amortization of $37 million.

         Derivative Instruments and Hedging Activities - The terms of TXU Gas' derivatives that have been designated as accounting hedges match the terms of the underlying hedged items. As a result, TXU Gas experienced no hedge ineffectiveness during the period.

         As of March 31, 2002, it is expected that $2.5 million of after-tax net losses now included in the net gains/losses from derivative instruments that are accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been established. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which the volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of March 31, 2002, and the related condensed statements of consolidated income, comprehensive income, and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of TXU Gas' management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Gas as of December 31, 2001, and the related statements of consolidated operations, comprehensive income, cash flows and shareholders' equity for the year then ended (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the Notes to the Financial Statements, TXU Gas changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


DELOITTE & TOUCHE  LLP

Dallas, Texas
May 9, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As a result of the business restructuring effective January 1, 2002, the energy trading business and the unregulated commercial/industrial retail gas operations of TXU Gas were transferred to an affiliate company, TXU Energy. The operations of the transferred business have been reflected as discontinued operations in the statements of consolidated income and cash flows, and the related consolidated financial statements for prior periods have been restated accordingly. TXU Gas' continuing natural gas pipeline, gas distribution and asset management services operations are managed as one integrated business; accordingly, there are no separate reportable segments.

         Although the price of natural gas has varied significantly since the first quarter of 2001, the city gate rate for the cost of gas TXU Gas ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas and generally provides for full recovery of the actual cost of gas delivered.

Three Months Ended March 31, 2002 Compared to 2001
--------------------------------------------------

         Operating revenues for TXU Gas decreased by $340 million, or 50%, to $344 million in 2002. The decrease reflects the reduced cost of gas and the reduced volume of gas sold, generally driven by milder winter weather and reduced heating demand relative to 2001, which also impacts transport revenues. Gas sales volumes declined 11%.

         Gross margin (operating revenues less gas purchased for resale) decreased by $26 million, or 14%, to $163 million in 2002. The decrease was driven by reduced revenue related to taxes billed to customers (such taxes payable are reported in operating expenses) and the effect of reduced sales volumes, partially offset by rate increases.

         Operation and maintenance expense decreased by $5 million, or 7%, to $62 million in 2002. The decrease primarily reflects reduced bad debt expense associated with lower revenues.

         Other operating expenses decreased $6 million, or 15%, to $34 million in 2002. The decrease reflects the cessation of goodwill amortization pursuant to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (see Note 2) and lower revenue related to taxes on lower revenues.

         Income from continuing operations decreased by $12 million, or 28%, to $31 million in 2002, driven by the decrease in gross margin that was only partially offset by the decrease in operating expenses. Interest income decreased $3 million to zero in 2002, as interest income related to a portion of under-recovered gas costs has been waived as part of a tentative settlement (see
Note 6). The effective tax rate was 34.0% in 2002 and 36.8% in 2001, with the difference due to the cessation of nondeductible goodwill amortization.

FINANCIAL CONDITION

Liquidity and Capital Resources

         Cash provided by operating activities for 2002 was $171 million compared with $131 million for the same period last year. This change was caused primarily by the effects of milder winter weather and lower natural gas costs on working capital relative to 2001.

         Cash of $144 million was used by financing activities in 2002 compared with $91 million in 2001. A total of $143 million of advances from TXU Corp. were repaid in 2002 compared to $90 million in 2001, primarily the result of increased available cash provided by operations and decreased investing activity.

         Cash of $25 million was used in investing activities in 2002 compared with $38 million used in the prior year period. Current year capital expenditures decreased due to system reliability improvements in 2001.

         US Credit Agreements described in Note 4 of TXU Gas' Annual Report on Form 10-K for 2001 were amended in February 2002 to remove TXU Gas as a borrower. In May 2002, TXU Corp. entered into a 3-year $500 million credit facility that supports TXU Corp.'s commercial paper program. TXU Gas will meet its short-term liquidity needs through advances from TXU Corp.

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

Regulation and Rates

         Although TXU Gas cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments other than those discussed in the TXU Gas 2001 Form 10-K and this Form 10-Q, which might significantly alter TXU Gas' financial position, results of operations or cash flows. See Note 6 to Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

         Changes in Accounting Standards -- See Note 2 to Financial Statements for discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

         This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the TXU Gas 2001 Form 10-K, as well as general industry trends; natural gas costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; and access to adequate transmission facilities to meet changing demand, among others, that could cause the actual results of TXU Gas and/or its subsidiaries to differ materially from those projected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in TXU Gas' 2001 Form 10-K and is, therefore, not presented herein.

PART II.   OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits filed as a part of Part II are:

       15 Letter from independent accountants as to unaudited interim financial information

       99 Condensed Statements of Consolidated Income - Twelve Months Ended March 31, 2002

    (b)    Reports on Form 8-K filed since December 31, 2001:

           None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         TXU GAS COMPANY

                                         By        /s/ Biggs C. Porter
                                            ------------------------------------
                                                     Biggs C. Porter
                                                     Vice President,
                                               Principal Accounting Officer

Date:  May 14, 2002