Form 10-Q
period 2002-06-30
TXU GAS CO
filed 2002-08-14
CIK 33015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      -OR-

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

Common Stock outstanding at August 9, 2002: 451,000 shares, par value $0.01 per share.

================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----
     Item 1.  Financial Statements

         Condensed Statements of Consolidated Income--
         Three and Six Months Ended June 30, 2002 and 2001 ................    1

         Condensed Statements of Consolidated Comprehensive Income--
         Three and Six Months Ended June 30, 2002 and 2001 ................    2

         Condensed Statements of Consolidated Cash Flows--
         Six Months Ended June 30, 2002 and 2001 ..........................    3

         Condensed Consolidated Balance Sheets--
         June 30, 2002 and December 31, 2001 ..............................    4

         Notes to Financial Statements ....................................    5

         Independent Accountants' Report ..................................   13

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................   14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..   17

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K ............................   17

SIGNATURE .................................................................   18


                                       (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        TXU GAS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                   ----------------------       -------------------
                                                                     2002           2001          2002        2001
                                                                   -------        -------       -------      ------
                                                                                   Millions of Dollars
Operating revenues ..............................................  $   160        $   171       $   504      $   855
                                                                   -------        -------       -------      -------
Operating expenses
   Gas purchased for resale .....................................       74             91           255          586
   Operation and maintenance ....................................       71             65           133          132
   Depreciation and other amortization ..........................       17             16            32           31
   Goodwill amortization ........................................       --              1            --            4
   Taxes other than income ......................................       24             39            43           61
                                                                   -------        -------       -------      -------
     Total operating expenses ...................................      186            212           463          814
                                                                   -------        -------       -------      -------

Operating income (loss) .........................................      (26)           (41)           41           41

Other income ....................................................        6              5             8            7

Other deductions ................................................       --              1             4            2

Interest income .................................................       --              1            --            1

Interest expense and other charges ..............................       16             17            34           32
                                                                   -------        -------       -------      -------

Income (loss) from continuing operations before income taxes ....      (36)           (53)           11           15

Income tax expense (benefit) ....................................      (13)           (18)            3            7
                                                                   -------        -------       -------      -------

Income (loss) from continuing operations ........................      (23)           (35)            8            8

Income from discontinued operations, net of tax .................       --              1            --            3
                                                                   -------        -------       -------      -------

Net income (loss) ...............................................      (23)           (34)            8           11

Preferred stock dividends .......................................        1              1             2            2
                                                                   -------        -------       -------      -------

Net income (loss) applicable to common stock ....................  $   (24)       $   (35)      $     6      $     9
                                                                   =======        =======       =======      =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
            CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                    -----------------------        ---------------------
                                                                      2002           2001            2002          2001
                                                                    -------        --------        --------       ------
                                                                                    Millions of Dollars
Income (loss) from continuing operations .........................  $   (23)       $   (35)        $     8        $     8
                                                                    --------       -------         -------        -------
Other comprehensive income (loss) from continuing operations
  Net change during period, net of tax effect
     Cash flow hedges:
       Cumulative transition adjustment as of January 1, 2001
         (net of tax expense of $1) ..............................       --             --              --              2
       Net change in fair value of derivatives
         (net of tax benefit of $- and $1) .......................       (1)            --              --             (3)
                                                                    --------       -------         -------        -------
           Total .................................................       (1)            --              --             (1)
                                                                    --------       -------         -------        -------

Comprehensive income (loss) from continuing operations ...........      (24)           (35)              8              7
                                                                    --------       -------         -------        -------

Income from discontinued operations, net of tax ..................       --              1              --              3
                                                                    -------        -------         -------        -------

Comprehensive income (loss) ......................................  $   (24)       $   (34)        $     8        $    10
                                                                    =======        =======         =======        =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              -----------------------
                                                                                2002            2001
                                                                              --------         ------
                                                                                Millions of Dollars
Cash flows - operating activities
    Income from continuing operations ....................................... $    8           $    8
    Adjustments to reconcile income from continuing operations to cash provided by operating activities:
           Depreciation and amortization ....................................     37               39
           Deferred income taxes - net ......................................     --                7
           Gain from sale of assets .........................................     --               (4)
           Other ............................................................     (2)               1
    Changes in operating assets and liabilities .............................    115               13
                                                                              ------           ------
        Cash provided by operating activities ...............................    158               64
                                                                              ------           ------

Cash flows - financing activities
    Net change in advances to parent and affiliates .........................   (106)              17
    Cash dividends paid .....................................................     (2)              (2)
                                                                              ------           ------
              Cash provided by (used in) financing activities ...............   (108)              15
                                                                              ------           ------

Cash flows - investing activities
    Capital expenditures ....................................................    (46)             (86)
    Proceeds from sale of assets ............................................     --                5
    Other investments .......................................................     (1)               5
                                                                              -------          ------
              Cash used in investing activities .............................    (47)             (76)
                                                                              ------           ------

Cash used in discontinued operations ........................................     (2)              (8)
                                                                              ------           ------

Net change in cash and cash equivalents .....................................      1               (5)

Cash and cash equivalents - beginning balance ...............................      3                6
                                                                              ------           ------

Cash and cash equivalents - ending balance .................................. $    4           $    1
                                                                              ======           ======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                                                          2002      December 31,
                                                                       (Unaudited)      2001
                                                                       -----------  ------------
                                                                           Millions of Dollars
                       ASSETS
Current assets:
   Cash and cash equivalents .........................................  $      4      $     3
   Accounts receivable:
      Parent and affiliates ..........................................         5           --
      Trade ..........................................................        44          131
   Inventories-at average cost .......................................       106          116
   Other current assets ..............................................        40           85
                                                                        --------      -------
        Total current assets .........................................       199          335

Assets-discontinued operations (Note 3) ..............................        --        2,314
Investments-other ....................................................        35           35
Property, plant and equipment-net ....................................     1,497        1,485
Goodwill .............................................................       305          305
Regulatory assets - net ..............................................        71           67
Deferred debits and other assets .....................................        11           17
                                                                        --------      -------

        Total assets .................................................  $  2,118      $ 4,558
                                                                        ========      =======

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Advances from parent ..............................................  $    138      $   244
   Long-term debt due currently ......................................       325          200
   Accounts payable:
      Parent and affiliates ..........................................        --           10
      Trade ..........................................................        51           75
   Taxes accrued .....................................................        12           21
   Other current liabilities .........................................        97           81
                                                                        --------      -------
        Total current liabilities ....................................       623          631

Liabilities-discontinued operations (Note 3) .........................        --        1,753
Accumulated deferred income taxes and investment tax credits .........       184          191
Cash flow hedges and other derivatives liabilities ...................         6            6
Other deferred credits and noncurrent liabilities ....................       226          216
Long-term debt, less amounts due currently ...........................       427          554

TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary trust holding solely junior
   subordinated debentures of TXU Gas Company ........................       147          147

Contingencies (Note 7)

Shareholders' equity (Note 5) ........................................       505        1,060
                                                                        --------      -------

        Total liabilities and shareholders' equity ...................  $  2,118      $ 4,558
                                                                        ========      =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS

     TXU Gas Company (TXU Gas), a Texas corporation, is an integrated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and asset management services operations. TXU Gas conducts business through two divisions, TXU Gas Distribution and TXU Lone Star Pipeline. Until January 1, 2002, TXU Gas was also engaged in wholesale trading of natural gas and electricity throughout the United States (US) and parts of Canada and retail sales of natural gas to large commercial and industrial customers (see discussion below). TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading and risk management, retail energy sales, energy delivery, other energy-related services and, through a joint venture, telecommunications services.

     Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructured the electric utility industry in Texas (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002, whereby TXU Energy Company, LLC (TXU Energy), an indirect subsidiary of TXU Corp., acquired the wholesale trading and risk management operations and the unregulated commercial and industrial retail natural gas business of TXU Gas, among other operations of TXU Corp.

     The operations of TXU Gas acquired by TXU Energy have been accounted for as discontinued operations, and prior year results have been restated herein to reflect the results of those businesses on a discontinued basis (see Note 3). A substantial majority of the remaining business is regulated.

     The balance sheet of TXU Gas at December 31, 2001 included $773 million of goodwill, net of amortization, arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation (renamed TXU Gas Company). The wholesale trading and risk management operations and the unregulated commercial and industrial retail gas business were originally part of ENSERCH Corporation. In connection with the restructuring and transfer of these two businesses to TXU Energy, $468 million of that goodwill has been allocated to these discontinued businesses and reflected in the June 30, 2002 balance sheet of TXU Energy. The remaining amount of goodwill ($305 million) associated with the ENSERCH acquisition has been allocated to the continuing gas distribution and pipeline business of TXU Gas.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" discussed below, on the same basis as the audited financial statements included in its Annual Report on Form 10-K for 2001 (2001 Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for an interim period may not give a true indication of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes to the financial statements are stated in millions of US dollars unless otherwise indicated.

     Changes in Accounting Standards -- SFAS No. 142 became effective for TXU Gas on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. The amortization of TXU Gas' existing goodwill ($9 million annually from continuing operations) ceased effective January 1, 2002.

     In addition, SFAS No. 142 required completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. TXU Gas has completed the transitional impairment test, the results of which indicated no impairment of goodwill.

     The table below reflects what reported income from continuing operations, income from discontinued operations and net income would have been in the 2001 periods, exclusive of goodwill amortization expense recognized in that period compared to the 2002 periods.

                                                                Three Months Ended     Six Months Ended
                                                                   June 30,                June 30,
                                                                ------------------     ----------------
                                                                2002        2001       2002        2001
                                                                ----        ----       ----        ----
Reported income (loss) from continuing operations ............  $(23)       $(35)      $  8        $  8
Add back:  goodwill amortization .............................    --           1         --           4
                                                                ----        ----       ----        ----
Adjusted income (loss) from continuing operations ............  $(23)       $(34)      $  8        $ 12
                                                                ====        ====       ====        ====

Reported income from discontinued operations, net of tax .....  $ --        $  1       $ --        $  3
Add  back:  goodwill amortization ............................    --           4         --           7
                                                                ----        ----       ----        ----
Adjusted income from discontinued operations, net of tax .....  $ --        $  5       $ --        $ 10
                                                                ====        ====       ====        ====

Reported  net income (loss) ..................................  $(23)       $(34)      $  8        $ 11
Add  back:  goodwill amortization ............................    --           5         --          11
                                                                ----        ----       ----        ----
Adjusted net income (loss) ...................................  $(23)       $(29)      $  8        $ 22
                                                                ====        ====       ====        ====

     SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective for TXU Gas on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. SFAS 143 also requires additional disclosures.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective for TXU Gas on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 by TXU Gas has not materially affected its financial position or results of operations.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002 and will be effective for TXU Gas on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4 shall be reclassified if it does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002 and will be effective for TXU Gas on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

     For accounting standards not yet adopted or fully implemented, TXU Gas is evaluating the potential impact on its financial position and results of operations.

     Income Taxes--TXU Gas is included in the consolidated federal income tax return of TXU Corp. and subsidiary companies. TXU Gas uses the separate return method to compute its income tax provision. Because of the alternative minimum tax (AMT), differences may arise between the consolidated federal income tax liability and the aggregated separate tax liability of the group members. In instances where this occurs, the difference is allocated, pro-rata, to those companies that generated AMT on a separate company basis.

3.   DISCONTINUED OPERATIONS

     As a result of the deregulation of the electricity markets in Texas, effective January 1, 2002, TXU Corp. realigned the operations of its US subsidiaries, including those of TXU Gas. As a part of that realignment, ownership of the wholesale trading and risk management and unregulated commercial and industrial retail gas supply businesses was transferred to TXU Energy.

     Accordingly, these businesses, which comprised the former energy trading segment of TXU Gas, have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas and the related consolidated financial statements for prior periods have been restated. The results of operations of these discontinued businesses were as follows:

                                                       Three Months   Six Months
                                                          Ended         Ended
                                                         June 30,      June 30,
                                                           2001          2001
                                                       ------------   ----------

Revenues ..........................................       $ 1,083      $ 3,353
Operating income ..................................       $     6      $    13
Income after-tax from discontinued operations .....       $     1      $     3

Cash provided by operating activities .............                    $   257
Cash used by financing activities .................                       (235)
Cash used by investing activities .................                        (28)
                                                                       -------
    Cash used in discontinued operations ..........                    $    (6)
                                                                       =======

     In addition, for the six months ended June 30, 2001, an additional $2 million was used in previously discontinued engineering and construction operations.

     The assets and liabilities of the discontinued businesses segregated in the TXU Gas balance sheet as of December 31, 2001 herein consisted of the following:

                                                              December 31,
                                                                  2001
                                                              ------------
Current assets
  Accounts receivable ......................................    $   542
  Accounts receivable from affiliated companies ............         14
  Commodity contract assets ................................        743
  Other ....................................................         58
Long-term assets
  Goodwill (net of accumulated amortization of $56) ........        468
  Commodity contract assets ................................        366
  Other ....................................................        123
                                                                -------
     Total assets ..........................................      2,314
                                                                -------
Current liabilities
  Accounts payable .........................................       (426)
  Accounts payable to  affiliated companies ................        (41)
  Commodity contract liabilities ...........................       (602)
  Other current liabilities ................................        (30)
Non-current liabilities
  Commodity contract liabilities ...........................       (229)
  Advances from TXU Corp. ..................................       (387)
  Other ....................................................        (38)
                                                                -------
     Total liabilities .....................................     (1,753)
                                                                -------

Net investment .............................................    $   561
                                                                =======

     Certain reclassifications to balances related to the discontinued businesses, primarily related to the allocation of goodwill (Note 1), have been incorporated. See discussion in Note 3 of TXU Gas' 2001 Form 10-K.

     In June 2002, the Emerging Issues Task Force (EITF) reached a consensus on certain aspects of Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", regarding the presentation of trading activities in the statement of income. The new rules require all trading contracts, whether or not physically settled, to be recorded net upon settlement, rather than gross as a sale and cost of sale. The former energy trading segment of TXU Gas has historically recorded financial contracts net, but has recorded those contracts that provide for physical delivery gross upon settlement. TXU Gas' continuing operations are not expected to be impacted by this change. The change will be effective with third quarter 2002 reporting and requires reclassification of prior periods, which will impact the discontinued operations revenue disclosure above. The amount of the reclassifications has not yet been determined. However, implementation of the new rules is expected to result in a significant reduction in operating revenues of the former energy trading segment of TXU Gas. The required reclassifications will have no impact on the former energy trading segment's previously reported operating income, income after tax, or cash provided by operating activities.

4.   CAPITALIZATION

     TXU Gas Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of TXU Gas (Trust Securities) -- At June 30, 2002, a consolidated statutory business trust, TXU Gas Capital I, had $147 million of floating rate mandatorily redeemable preferred securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At June 30, 2002, TXU Gas had two interest rate swap agreements with respect to floating rate Trust Securities of TXU

Gas Capital I, with notional principal amounts of $100 million and $50 million, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

5.   SHAREHOLDERS' EQUITY

                                                                               June 30,
                                                                                 2002        December 31,
                                                                              (Unaudited)        2001
                                                                              -----------    ------------
   Preferred stock                                                             $     75         $    75
                                                                               --------         -------
   Common stock (par value - $.01 per share):
      Authorized shares - 100,000,000, Outstanding shares - 451,000 .......          --              --
   Paid in capital ........................................................         462           1,025
   Deficit ................................................................         (27)            (35)
   Accumulated other comprehensive loss ...................................          (5)             (5)
                                                                               --------         -------
      Total common stock equity ...........................................         430             985
                                                                               --------         -------
        Total shareholders' equity ........................................    $    505         $ 1,060
                                                                               ========         =======

     TXU Energy acquired certain operations (Note 3) in a non-cash transaction. Accordingly, $561 million was charged to paid-in capital to reflect this distribution of the net assets at net book value at January 1, 2002.

6.   REGULATION AND RATES

     TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. On March 1, 2002, TXU Gas Distribution, a division of TXU Gas, filed rate cases with respect to 111 north Texas cities, including the city of Dallas, supporting $53 million in annualized revenue increases. The Dallas Distribution System gas rate case, representing 4 cities, was settled for an annual increase of $6.8 million. In the North Texas Metroplex gas rate case, settlement terms were accepted by 33 cities for an annual increase of $760,000, and another city has tentatively accepted the settlement. The case was withdrawn from 23 Fort Worth area cities because the settlement would have resulted in essentially no increase in rates. 50 cities declined the settlement offer and passed ordinances denying the filed rate case. On July 15, 2002, TXU Gas Distribution filed an appeal of these cities' actions with the Railroad Commission of Texas (RRC) for $24.5 million (GUD 9313). In the Northwest Region gas rate case filed on March 21, 2002, a tentative settlement has been reached for an annual increase of $1.2 million. Weather normalization adjustment clauses, which allow rates to be adjusted to reflect warmer- or cooler-than-normal weather during the winter months, have been approved by 419 cities served by TXU Gas Distribution. TXU Gas Distribution has filed applications to terminate these adjustments in the cities associated with the 2002 rate cases.

     On July 16, 2001, TXU Gas Distribution filed a 36 month gas cost prudence review (GUD 9233) covering the period of November 1, 1997 through October 30, 2000 with the RRC. This filing was amended on March 15, 2002. TXU Gas believes it has under-recovered its gas costs by $10.5 million during this period, which amount is carried as a regulatory asset. The Administrative Law Judge (AJL) has ruled that the issue of the underrecovery should not be considered as part of this proceeding. The intervening parties have recommended a disallowance of $4.2 million relating to a prior contract settlement. TXU Gas Distribution has appealed the AJL's ruling and is filing rebuttal testimony relating to the intervening parties' recommendation. The outcome of these issues cannot be determined at this time.

     On August 31, 2001, TXU Gas Distribution filed a city gate rate cost reconciliation (GUD 9246) covering the period of July 1, 2000 to June 30, 2001 with the RRC. This filing was amended on February 14, 2002. TXU Gas under-recovered its gas costs by $18.6 million during the covered period. This amount has been recovered through a surcharge under a settlement approved by the RRC, which reserves prudence issues and rate case expenses for GUD 9233.

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

     In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel Company (TXU Fuel), a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the petition with respect to TXU Gas or TXU Fuel. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

     General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of management, are not expected to have a material effect on their financial position, results of operations or cash flows.

8.   SUPPLEMENTARY FINANCIAL INFORMATION

         Other Income and Deductions--

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                          ------------------    ----------------
                                          2002          2001    2002        2001
                                          ----          ----    ----        ----
Other income
     Gain on sale of properties ......... $  1          $  3    $  1        $  4
     Other (consists of several
       immaterial items).................    5             2       7           3
                                          ----          ----    ----        ----
         Total other income ............. $  6          $  5    $  8        $  7
                                          ====          ====    ====        ====
Other deductions
     Loss on sale of properties ......... $ --          $ --    $ --        $  1
     Other (consists of several
       immaterial items).................   --             1       4           1
                                          ----          ----    ----        ----
         Total other deductions ......... $ --          $  1    $  4        $  2
                                          ====          ====    ====        ====

     Accounts receivable -- At June 30, 2002 and December 31, 2001, accounts receivable are stated net of uncollectible accounts of $4 million and $5 million, respectively. Accounts receivable included $14 million and $39 million of unbilled revenues at June 30, 2002 and December 31, 2001, respectively.

     Regulatory Assets and Liabilities -- Included in regulatory assets - net are regulatory assets of $84 million and regulatory liabilities of $13 million at June 30, 2002, and regulatory assets of $80 million and regulatory liabilities of $13 million at December 31, 2001. No regulatory assets were earning a return. The regulatory assets have a weighted average remaining recovery period of approximately 15 years.

     Sale of Receivables -- Certain subsidiaries of TXU Corp. sell customer accounts receivable to a wholly-owned bankruptcy remote subsidiary of TXU Corp. (TXU Receivables Company) which sells undivided interests in accounts receivable it purchases to financial institutions. As of January 1, 2002, the facility includes TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor Electric Delivery Company and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of June 30, 2002, TXU Gas had sold $59 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $29 million and $29 million in subordinated notes, with $1 million of losses on sales for the six months ended June 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the receivables sales on an annualized basis. If the program terminates, cash flows to TXU Gas would temporarily stop until the undivided interests of the financial institutions were repurchased. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, an affiliate of TXU Gas, services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Gas' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

     Inventories by major category--

                                                     June 30,
                                                       2002         December 31,
                                                    (Unaudited)         2001
                                                    -----------     ------------
Materials and supplies ............................   $     7         $     6
Gas stored underground ............................        99             110
                                                      -------         -------
     Total inventories ............................   $   106         $   116
                                                      =======         =======

     Property, plant and equipment--

                                                     June 30,
                                                       2002         December 31,
                                                    (Unaudited)         2001
                                                    -----------     ------------
Gas distribution and pipeline .....................   $ 1,734         $ 1,678
Other .............................................        27              26
                                                      -------         -------
        Total .....................................     1,761           1,704
Less accumulated depreciation .....................       298             265
                                                      -------         -------
        Net of accumulated depreciation ...........     1,463           1,439
Construction work in progress .....................        34              46
                                                      -------         -------

        Net property, plant and equipment .........   $ 1,497         $ 1,485
                                                      =======         =======

     Goodwill -- At June 30, 2002 and December 31, 2001, goodwill is stated net of accumulated amortization of $37 million.

     Derivative Instruments and Hedging Activities - The terms of TXU Gas' derivatives that have been designated as accounting hedges match the terms of the underlying hedged items. As a result, TXU Gas experienced no hedge ineffectiveness during the period.

     As of June 30, 2002, it is expected that $3 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been established. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which the volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

INDEPENDENT ACCOUNTANTS' REPORT

TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of June 30, 2002, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed statements of consolidated cash flows for the six month period ended June 30, 2002 and 2001. These financial statements are the responsibility of TXU Gas' management.

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

Dallas, Texas
August 13, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     As a result of the business restructuring effective January 1, 2002, the wholesale trading and risk management operations and the unregulated commercial and industrial retail gas business of TXU Gas were transferred to an affiliate company, TXU Energy. The operations of the transferred business have been reflected as discontinued operations in the statements of consolidated income and cash flows, and the related consolidated financial statements for prior periods have been restated accordingly. TXU Gas' continuing natural gas pipeline, gas distribution and asset management services operations are managed as one integrated business; accordingly, there are no separate reportable segments.

     Although the price of natural gas has varied significantly since the first quarter of 2001, the city gate rate for the cost of gas TXU Gas ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas and generally provides for full recovery of the actual cost of gas delivered.

Three Months Ended June 30, 2002 Compared to 2001

     Operating revenues for TXU Gas decreased by $11 million, or 6%, to $160 million in 2002. The decrease reflects the reduced cost of gas sold, partly offset by an increase in gas sales volumes of 11% due to cooler spring weather.

     Gross margin (operating revenues less gas purchased for resale) increased by $6 million, or 8%, to $86 million in 2002. The increase was driven by higher distribution sales volumes.

     Operation and maintenance expense increased by $6 million, or 9%, to $71 million in 2002. The increase primarily reflects increased insurance, pension, and compensation costs. Total net pension and post-retirement benefit costs increased $2 million in 2002.

     Other operating expenses (depreciation and other amortization, goodwill amortization, and taxes other than income) decreased $15 million, or 27%, to $41 million in 2002. The decrease was driven by lower gross receipts taxes on lower revenues on which these taxes are based. Amortization of goodwill ceased in the current year pursuant to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," offset by additional depreciation associated with distribution and pipeline property additions.

     Loss from continuing operations decreased by $12 million, or 34%, to $23 million in 2002, as a result of increased gross margin offset by decreased operating expenses. Net pension and postretirement benefit costs reduced net income by $3 million in 2002 and $1 million in 2001. The effective tax rate benefit was 36.1% in 2002 and 34.0% in 2001, with the difference due to the cessation of nondeductible goodwill amortization.

Six Months Ended June 30, 2002 Compared to 2001

     Operating revenues for TXU Gas decreased by $351 million, or 41%, to $504 million in 2002. The decrease reflects the reduced cost of gas and lower distribution sales volumes, generally driven by milder winter weather and reduced heating demand relative to 2001. Gas sales volumes declined 7%.

     Gross margin decreased by $20 million, or 7%, to $249 million in 2002. The decrease was driven by the effect of lower sales volumes and prices.

     Operation and maintenance expense increased by $1 million, or 1%, to $133 million in 2002. The increase reflects higher insurance, pension, and compensation costs, offset by reduced bad debt expense associated with lower revenues. Total net pension and post-retirement benefit costs increased $2 million in 2002.

     Other operating expenses decreased $21 million, or 22%, to $75 million in 2002. The decrease reflects lower gross receipts taxes on lower revenues on which these taxes are based, and the cessation of goodwill amortization pursuant to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

     Income from continuing operations is unchanged at $8 million in 2002, as a result of decreased gross margin offset by decreased operating expenses. Net pension and post-retirement benefit costs reduced net income by $5 million in 2002 and $3 million in 2001. The effective tax rate was 27.3% in 2002 and 46.7% in 2001, with the difference due to the cessation of nondeductible goodwill amortization.

FINANCIAL CONDITION

Liquidity and Capital Resources

     Cash provided by operating activities for the six months ended June 30, 2002 was $158 million compared with $64 million for the same period last year. The increase of $94 million reflected a $52 million favorable movement in inventories due to buildup of inventory in 2001 on colder temperatures and high demand. In addition, accounts receivable were higher last year reflecting higher gas costs and slower collections.

     Cash of $108 million was used by financing activities in 2002 compared with $15 million provided in 2001. A total of $106 million of advances from TXU Corp. were repaid in 2002 compared to $17 million advanced from TXU Corp. in 2001, primarily the result of increased available cash provided by operations and decreased investing activity.

     Cash of $47 million was used in investing activities in 2002 compared with $76 million used in the prior year period. Capital expenditures in 2002 decreased from 2001 levels, which were impacted by higher than normal spending for system reliability improvements.

     US Credit Agreements described in Note 4 of TXU Gas' Annual Report on 2001 Form 10-K were amended in February 2002 to remove TXU Gas as a borrower. TXU Gas will meet its short-term liquidity needs through advances from TXU Corp.

     Financing Arrangements - TXU Gas may issue and sell additional debt and equity securities which are currently registered with the Securities and Exchange Commission for issuance pursuant to Rule 415 under the Securities Act of 1933. This includes the possible future issuance and sale of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts.

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

CHANGES IN ACCOUNTING STANDARDS

     Changes in Accounting Standards -- See Note 2 to Financial Statements for a discussion of changes in accounting standards.

FORWARD-LOOKING STATEMENTS

     This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the TXU Gas 2001 Form 10-K, as well as general industry trends; natural gas costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; implementation of new accounting standards; and access to adequate transmission facilities to meet changing demand, among others, that could cause the actual results of TXU Gas and/or its subsidiaries to differ materially from those projected in such forward-looking statements.

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

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)       Exhibits filed as a part of Part II are:

          15 Letter from independent accountants as to unaudited interim financial information

          99(a) Condensed Statements of Consolidated Income - Twelve Months Ended June 30, 2002

          99(b)  Chairman of the Board and Chief Executive Certification

          99(c)  Principal Financial Officer Certification

       (b)       Reports on Form 8-K filed since March 31, 2002:

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

Date:  August 14, 2002