Form 10-Q
period 2002-09-30
TXU GAS CO
filed 2002-11-15
CIK 33015

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x___ No______

Common Stock outstanding at November 8, 2002: 451,000 shares, par value $0.01 per share.

TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION                                                                          Page

            Item 1.  Financial Statements

                Condensed Statements of Consolidated Income --
                Three and Nine Months Ended September 30, 2002 and 2001............................        1

                Condensed Statements of Consolidated Comprehensive Income --
                Three and Nine Months Ended September 30, 2002 and 2001............................        2

                Condensed Statements of Consolidated Cash Flows --
                Nine Months Ended September 30, 2002 and 2001......................................        3

                Condensed Consolidated Balance Sheets --
                September 30, 2002 and December 31, 2001...........................................        4

                Notes to Financial Statements......................................................        5

                Independent Accountants' Report....................................................       15

            Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.....................................................       16

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................       23

            Item 4.  Controls and Procedures.......................................................       23

PART II. OTHER INFORMATION

            Item 1.  Legal Proceedings.............................................................       24

            Item 6.  Exhibits and Reports on Form 8-K..............................................       24

SIGNATURE..........................................................................................       25

CERTIFICATIONS.....................................................................................       26

                                                 (i)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      TXU GAS COMPANY AND SUBSIDIARIES
                                 CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                               (Unaudited)

                                                                    Three Months Ended           Nine Months Ended
                                                                         September 30,             September 30,
                                                                   ---------------------       --------------------
                                                                    2002            2001          2002         2001
                                                                   -------        -------       -------      ------
                                                                                Millions of Dollars
Operating revenues....................................             $   137        $   120       $   641      $   975
                                                                   -------        -------       -------      -------

Operating expenses
   Gas purchased for resale...........................                  47             54           302          640
   Operation and maintenance..........................                  64             60           193          190
   Depreciation and other amortization................                  17             17            49           48
   Goodwill amortization..............................                  --              2            --            6
   Taxes other than income............................                  17             18            60           79
                                                                   -------        -------       -------      -------
     Total operating expenses.........................                 145            151           604          963
                                                                   -------        -------       -------      -------

Operating income (loss)...............................                  (8)           (31)           37           12

Other income..........................................                   1             --             5            5

Other deductions......................................                   1             --             5            2

Interest income.......................................                  --              7            --            8

Interest expense and other charges....................                  16             17            50           49
                                                                   -------        -------       -------      -------

Loss from continuing operations before income taxes...                 (24)           (41)          (13)         (26)

Income tax benefit....................................                  (8)           (13)           (5)          (6)
                                                                   -------        -------       -------      -------

Loss from continuing operations.......................                 (16)           (28)           (8)         (20)

Loss from discontinued operations, net of tax.........                  --             (5)           --           (2)
                                                                   -------        -------       -------      -------

Net loss..............................................                 (16)           (33)           (8)         (22)

Preferred stock dividends.............................                   1              1             3            3
                                                                   -------        -------       -------      -------

Net loss applicable to common stock...................             $   (17)       $   (34)      $   (11)     $   (25)
                                                                   =======        =======       =======      =======

See Notes to Financial Statements.

                       TXU GAS COMPANY AND SUBSIDIARIES
              CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                                (Unaudited)


                                                                     Three Months Ended              Nine Months Ended
                                                                          September 30,                  September 30,
                                                                     -------------------             ------------------
                                                                      2002          2001             2002           2001
                                                                      ----          ----             ----           ----
                                                                                    Millions of Dollars

Loss from continuing operations..........................           $   (16)       $   (28)        $    (8)       $   (20)
                                                                    -------        -------         -------        -------

Other comprehensive income (loss) from continuing operations
  Net change during period, net of tax effect
     Cash flow hedges:
       Cumulative transition adjustment as of January 1, 2001
         (net of tax expense of $1) .....................                --             --              --              2
       Net change in fair value of derivatives
         (net of tax benefit of $-, $1, $-, and $3)......                (1)            (2)             (1)            (5)
       Amounts realized in earnings
         (net of tax expense of $- and $-)...............                 1             --               1             --
                                                                    -------        -------         -------        -------
           Total.........................................                --             (2)             --             (3)
                                                                    -------        -------         -------        -------

Comprehensive loss from continuing operations............               (16)           (30)             (8)           (23)
                                                                    -------        -------         -------        -------

Loss from discontinued operations, net of tax............                --             (5)             --             (2)
                                                                    -------        -------         -------        -------

Comprehensive loss.......................................           $   (16)       $   (35)        $    (8)       $   (25)
                                                                    =======        =======         =======        =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                         -----------------------
                                                                                           2002             2001
                                                                                           ----             ----
                                                                                           Millions of Dollars
Cash flows - operating activities
    Loss from continuing operations.........................................             $   (8)          $  (20)
    Adjustments to reconcile loss from continuing operations
        to cash provided by operating activities:
           Depreciation and amortization....................................                 54               59
           Deferred income taxes - net......................................                 20               32
           Gain from sale of assets.........................................                 --               (4)
           Other............................................................                 (3)              --
    Changes in operating assets and liabilities.............................                 58               (2)
                                                                                         ------           ------
        Cash provided by operating activities...............................                121               65
                                                                                         ------           ------

Cash flows - financing activities
    Net change in advances from parent and affiliates (Note 9)..............                 15               74
    Cash dividends paid.....................................................                 (3)              (3)
                                                                                         ------           ------
              Cash provided by financing activities.........................                 12               71
                                                                                         ------           ------

Cash flows - investing activities
    Capital expenditures....................................................                (75)            (139)
    Proceeds from sale of assets............................................                 --                5
    Other investments.......................................................                 10                6
                                                                                         ------           ------
              Cash used in investing activities.............................                (65)            (128)
                                                                                         ------           ------

Cash used in discontinued operations........................................                 (6)             (11)
                                                                                         ------           ------

Net change in cash and cash equivalents.....................................                 62               (3)

Cash and cash equivalents - beginning balance...............................                  3                6
                                                                                         ------           ------

Cash and cash equivalents - ending balance..................................             $   65           $    3
                                                                                         ======           ======

See Notes to Financial Statements.

                    TXU GAS COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                                                          September 30,       December 31,
                                                                                              2002                2001
                                                                                         -------------       -------------
                                                                                                Millions of Dollars
                                        ASSETS
Current assets:
   Cash and cash equivalents.......................................................         $     65             $     3
   Accounts receivable.............................................................               75                 129
   Inventories-at average cost.....................................................              112                 116
   Other current assets............................................................               30                  30
                                                                                            --------             -------
        Total current assets.......................................................              282                 278

Assets-discontinued operations (Note 3)............................................               --               2,309
Investments-other..................................................................               30                  34
Property, plant and equipment-net..................................................            1,506               1,485
Goodwill...............................................................................          305                 305
Regulatory assets - net............................................................               59                 121
Deferred debits and other assets...................................................               13                  11
                                                                                            --------             -------

        Total assets...............................................................         $  2,195             $ 4,543
                                                                                            ========             =======

                         LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Advances from parent............................................................         $     28             $   248
   Long-term debt due currently....................................................              325                 200
   Accounts payable:
      Parent and affiliates........................................................                3                   4
      Trade........................................................................               34                  75
   Taxes accrued...................................................................               16                  21
   Other current liabilities.......................................................               75                  81
                                                                                            --------             -------
        Total current liabilities..................................................              481                 629

Liabilities-discontinued operations (Note 3).......................................               --               1,748
Accumulated deferred income taxes and investment tax credits.......................              199                 183
Cash flow hedges and other derivative liabilities..................................                5                   6
Other deferred credits and noncurrent liabilities..................................              214                 216
Long-term debt, less amounts due currently.........................................              426                 554

TXU Gas Company obligated, mandatorily redeemable, preferred securities of subsidiary
   trust holding solely junior subordinated debentures of TXU Gas Company..........              147                 147

Contingencies (Note 8)

Shareholder's equity (Note 6)......................................................              723               1,060
                                                                                            --------             -------

        Total liabilities and shareholder's equity.................................         $  2,195             $ 4,543
                                                                                            ========             =======

See Notes to Financial Statements.

                      TXU GAS COMPANY AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1.       BUSINESS

         TXU Gas Company (TXU Gas), a Texas corporation, is engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and provides energy asset management services. Until January 1, 2002, TXU Gas was also engaged in wholesale trading of natural gas and electricity throughout the United States
(US) and parts of Canada, as well as unregulated retail sales of natural gas to large commercial and industrial customers (see discussion below). TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation. TXU Corp. is an energy services company that engages in electricity generation, wholesale energy sales, trading and risk management activities, retail energy sales, energy delivery, other energy-related services and, through a joint venture, telecommunications services.

         Business Restructuring - Legislation was passed during the 1999 session of the Texas Legislature that restructured the electric utility industry in Texas (1999 Restructuring Legislation). As a result, TXU Corp. restructured certain of its businesses effective January 1, 2002, whereby TXU Energy Company LLC (TXU Energy), an indirect subsidiary of TXU Corp., acquired the wholesale trading and risk management operations and the unregulated commercial and industrial retail natural gas business of TXU Gas, among other operations of TXU Corp.

         The operations of TXU Gas acquired by TXU Energy have been accounted for as discontinued operations, and prior year results have been restated herein to reflect the results of those businesses on a discontinued basis (see Note 3). A substantial majority of the remaining business is regulated.

         The balance sheet of TXU Gas at December 31, 2001 included $773 million of goodwill, net of amortization, arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation (renamed TXU Gas Company). The wholesale trading and risk management operations and the unregulated commercial and industrial retail gas business were originally part of ENSERCH Corporation. In connection with the restructuring and transfer of these two businesses to TXU Energy, $468 million of that goodwill was allocated to these discontinued businesses and is reflected in the September 30, 2002 balance sheet of TXU Energy. The remaining amount of goodwill ($305 million) associated with the ENSERCH acquisition was allocated to the continuing business of TXU Gas.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" discussed below, on the same basis as the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for an interim period may not be indicative of results for a full year. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes to the financial statements are stated in millions of US dollars unless otherwise indicated.

         Changes in Accounting Standards -- SFAS No. 142 became effective on January 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. Annual goodwill amortization of TXU Gas' existing goodwill ($9 million annually related to continuing operations) ceased effective January 1, 2002.

         In addition, SFAS No. 142 required completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. TXU Gas completed the transitional impairment test in the second quarter of 2002, the results of which indicated no impairment of goodwill. The annual impairment test date will be as of October 1 each year.

         The table below reflects what reported income from continuing operations, income from discontinued operations and net income would have been in the 2001 periods, exclusive of goodwill amortization expense recognized in that period compared to the 2002 periods.


                                                                   Three Months Ended        Nine Months Ended
                                                                      September 30,            September 30,
                                                                  ------------------        ------------------
                                                                  2002        2001          2002           2001


  Reported loss from continuing operations.................       $(16)       $(28)         $ (8)          $(20)
  Add back:  goodwill amortization.........................         --           2            --              6
                                                                  ----        ----          ----           ----
  Adjusted loss from continuing operations.................       $(16)       $(26)         $ (8)          $(14)
                                                                  ====        ====          =====          ====

  Reported loss from discontinued operations, net of tax...       $ --        $ (5)         $ --           $ (2)
  Add  back:  goodwill amortization........................         --           3            --             10
                                                                  ----        ----          ----           ----
  Adjusted income (loss) from discontinued operations, net
  of tax                                                          $ --        $ (2)         $ --           $  8
                                                                   ====        ====          ====           ====

  Reported  net loss.................................             $(16)       $(33)         $ (8)          $(22)
  Add  back:  goodwill amortization..................               --           5            --             16
                                                                  ----        ----          ----           ----
  Adjusted net loss..................................             $(16)       $(28)         $ (8)          $ (6)
                                                                  ====        ====          ====           ====

         Exclusive of goodwill amortization expense, for the years ended December 31, 2001, 2000 and 1999, net income would have been $51 million, $9 million and $3 million, respectively.

         SFAS No. 143, "Accounting for Asset Retirement Obligations", will be effective on January 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. SFAS 143 also requires additional disclosures. TXU Gas will conform its accounting for asset retirement obligations to the new standard effective with reporting for 2003.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", became effective on January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", for long-lived assets to be disposed of by sale, and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 by TXU Gas has not affected its financial position or results of operations.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002 and will be effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4 will be reclassified if it does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002 and will be effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

         For accounting standards not yet adopted or fully implemented, TXU Gas is evaluating the potential impact on its financial position and results of operations.

         Income Taxes -- TXU Gas is included in the consolidated federal income tax return of TXU Corp. and subsidiary companies. TXU Gas uses the separate return method to compute its income tax provision. Because of the alternative minimum tax (AMT), differences may arise between the consolidated federal income tax liability and the aggregated separate tax liability of the group members. In instances where this occurs, the difference is allocated pro-rata, to those companies that generated AMT on a separate company basis.

3.       DISCONTINUED OPERATIONS

         As a result of the deregulation of the electricity markets in Texas, effective January 1, 2002, TXU Corp. restructured the operations of its US subsidiaries, including those of TXU Gas. As a part of that restructuring, ownership of the wholesale trading and risk management operations and unregulated commercial and industrial retail gas business was transferred to TXU Energy.

         Accordingly, these businesses, which comprised the former energy trading segment of TXU Gas, have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas and the related consolidated financial statements for prior periods have been restated. The results of operations of these discontinued businesses were as follows:

                                                                    Three Months           Nine Months
                                                                         Ended                Ended
                                                                     September 30,        September 30,
                                                                         2001                 2001
                                                                    -------------        ---------
Revenues................................................              $    47              $   127
Operating income (loss).................................              $    (5)             $     8
Loss after-tax from discontinued operations.............              $    (5)             $    (2)

Cash provided by operating activities...................                                   $    10
Cash provided by financing activities...................                                        17
Cash used in investing activities.......................                                       (34)
                                                                                           -------
     Cash used in discontinued operations...............                                   $    (7)
                                                                                           =======

         In addition, in the statement of cash flows for the nine months ended September 30, 2001, an additional $4 million was used in previously discontinued engineering and construction operations.

         The assets and liabilities of the discontinued businesses segregated in the TXU Gas balance sheet as of December 31, 2001 herein consisted of the following:


                                                               December 31,
                                                                    2001
                                                               -----------
Current assets
   Accounts receivable.........................                   $   542
   Accounts receivable from affiliated companies                       14
   Commodity contract assets..................                        743
   Other ......................................                        62
Long-term assets
   Goodwill (net of accumulated amortization of $56)                  468
   Commodity contract assets...................                       360
   Other.......................................                       120
                                                                  -------
        Total assets...........................                     2,309
                                                                  -------
Current liabilities
   Accounts payable............................                      (426)
   Accounts payable to  affiliated companies...                       (41)
   Commodity contract liabilities..............                      (602)
   Other current liabilities...................                       (28)
Non-current liabilities
   Commodity contract liabilities..............                      (229)
   Advances from TXU Corp......................                      (383)
   Other.......................................                       (39)
                                                                  -------
        Total liabilities......................                    (1,748)
                                                                  -------

Net investment.................................                   $   561
                                                                  =======


         Certain reclassifications to balances related to the discontinued businesses, primarily related to the allocation of goodwill (Note 1), have been incorporated. See discussion in Note 3 of TXU Gas' 2001 Form 10-K.

         In June 2002, the Emerging Issues Task Force (EITF) reached a consensus on certain aspects of Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", regarding the presentation of trading activities in the statement of income. The new rules were effective on July 1, 2002, and require that all trading contracts, whether or not physically settled, be recorded net upon settlement, rather than gross as a sale and cost of sale. The former energy trading segment of TXU Gas historically recorded financial contracts net, but recorded those contracts that provide for physical delivery gross upon settlement. TXU Gas' continuing operations are not impacted by this change, but the revenues related to discontinued business presented above have been reclassified to conform to this new reporting requirement. The table below summarizes the impact of the new reporting requirement on the former energy trading segment of TXU Gas' operating revenues and energy purchased for resale, fuel consumed and delivery costs of the new reporting requirements. Transactions affected by the new reporting requirement represent contracts that provided for physical delivery but were settled financially without delivery, as well as contracts physically settled but classified as trading activities. The new reporting requirements have no impact on the former energy trading segment of TXU Gas' gross margin, net income or cash provided by operating activities.

                                                                          Three Months Ended      Nine Months Ended
                                                                             September 30,          September 30,
                                                                                 2001                   2001
                                                                           -----------------      -----------------

Operating revenues before reclassification..................                   $1,028                 $4,381
Less: energy purchased for resale, fuel consumed and delivery costs
         netted with revenues...............................                      981                  4,254
                                                                               ------                 ------
Operating revenues after reclassification...................                   $   47                 $  127
                                                                               ======                 ======


4.       FINANCING ARRANGEMENTS

         Short-term liquidity needs of TXU Gas are expected to be funded through advances from affiliates. TXU Gas had short-term advances from affiliates of $28 million and $248 million as of September 30, 2002 and December 31, 2001, respectively.

     Debt Redemption -- On October 15, 2002, TXU Gas exercised its right to redeem $200 million aggregate principal amount of Putable Asset Term Securities
(PATS) that would have matured on October 15, 2012 for a cash premium of $35 million ($23 million net of tax), which will be recognized as an extraordinary debt extinguishment loss by TXU Gas in the fourth quarter of 2002. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of the PATS.

5.       CAPITALIZATION

         TXU Gas Obligated, Mandatorily Redeemable, Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of TXU Gas (Trust Securities) -- At September 30, 2002, a consolidated statutory business trust, TXU Gas Capital I, had $147 million of floating rate mandatorily redeemable preferred securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At September 30, 2002, TXU Gas had two interest rate swap agreements with respect to the floating rate Trust Securities, with notional principal amounts of $100 million and $50 million, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

6.       SHAREHOLDER'S EQUITY


                                                                                         September 30,      December 31,
                                                                                             2002               2001
                                                                                        -------------      ---------

               Preferred stock....................................................         $     75            $    75
                                                                                           --------            -------
               Common stock (par value - $.01 per share):
                  Authorized shares - 100,000,000, Outstanding shares - 451,000...               --                 --
               Paid in capital....................................................              697              1,026
               Deficit............................................................              (44)               (36)
               Accumulated other comprehensive loss...............................               (5)                (5)
                                                                                           --------            -------
                  Total common stock equity.......................................              648                985
                                                                                           --------            -------
                    Total shareholder's equity....................................         $    723            $ 1,060
                                                                                           ========            =======

         TXU Energy acquired certain operations from TXU Gas (Note 3) in a non-cash transaction. Accordingly, $561 million was charged to paid-in capital to reflect this distribution of the net assets at book value at January 1, 2002.

         In September of 2002, TXU Corp. made a non-cash capital contribution of $235 million to TXU Gas by converting advances to paid-in capital.

7.       REGULATION AND RATES

     TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. During the first nine months of 2002, TXU Gas Distribution, a division of TXU Gas, filed rate cases with respect to 147 north Texas cities, including the city of Dallas, supporting $55.5 million in annualized revenue increases. In the Northwest Region, a settlement has been reached with 36 cities for an annual rate increase of $1.2 million. The Dallas Distribution System gas rate case, representing 4 cities, was settled for an annual rate increase of $6.8 million. In the North Texas Metroplex gas rate case, settlement terms were accepted by 33 cities for an annual rate increase of $760,000. The case was withdrawn from 23 Fort Worth area cities because the settlement would have resulted in essentially no increase in rates. Fifty-one cities declined the settlement offer and passed ordinances denying the applicable rate cases. On July 15, 2002, TXU Gas Distribution filed an appeal of these cities' actions with the Railroad Commission of Texas (RRC) for $24.5 million (GUD 9313). TXU Gas Distribution has reached an agreement in principle to settle the appeal of these cities' actions for an annual increase of $7.5 million. The agreement will be final upon the passage of ordinances in each of these cities. In addition to these rate case settlements, recovery mechanisms that better match gas costs will be implemented for an estimated $5.4 million annual improvement. Weather normalization adjustment clauses, which allow rates to be adjusted to reflect warmer- or cooler-than-normal weather during the winter months, are in effect for 358 cities served by TXU Gas Distribution. TXU Gas Distribution has filed applications to terminate these clauses in the cities involved above because the improved rate design minimizes the impact of weather.

     On July 16, 2001, TXU Gas Distribution filed a 36 month gas cost prudence review (GUD 9233) covering the period of November 1, 1997 through October 30, 2000 with the RRC. This filing was amended on March 15, 2002. TXU Gas believes it has under-recovered its gas costs by $10.5 million during this period, which amount is carried as a regulatory asset. The Administrative Law Judge (ALJ) has ruled that the issue of the underrecovery should not be considered as part of this proceeding. TXU Gas Distribution appealed the ALJ's ruling, which was upheld by the RRC. TXU Gas Distribution is considering appealing the RRC's ruling to District Court. Parties intervening in this case have recommended a disallowance of $4.2 million. TXU Gas Distribution has requested a hearing in January 2003 at the State Office of Administrative Hearing (SOAH) pertaining to these issues. The outcome of these proceedings cannot be determined at this time.

     On August 31, 2001, TXU Gas Distribution filed a city gate rate cost reconciliation (GUD 9246) with the RRC covering the period of July 1, 2000 to June 30, 2001. This filing was amended on February 14, 2002. TXU Gas under-recovered its gas costs by $18.6 million during the covered period. This amount has been recovered through a surcharge under a settlement approved by the RRC, which reserves prudence issues and rate case expenses for GUD 9233.

     TXU Gas Distribution filed a city gate gas cost reconciliation with the RRC on August 30, 2002 for the twelve month period ended June 30, 2002. During this period TXU Gas over-recovered its gas costs by $23.9 million. This amount is being refunded for the next nine months from October 2002 through June 2003. At this time the filing has not been contested by any party and the refund has no material impact on net income of TXU Gas.

8.       CONTINGENCIES

     Legal Proceedings -- In July 1999, the City of Gatesville, Texas filed suit in the State District Court of Coryell County, Texas, 52nd Judicial District. The suit has been amended to assert claims against TXU Gas and TXU Corp. The plaintiff sought to represent a class of plaintiffs consisting of more than 300 Texas cities, towns and other municipalities to which TXU Gas Distribution had paid municipal franchise fees since January 1, 1987. The plaintiff alleged that TXU Gas Distribution failed to properly pay franchise fees by omitting miscellaneous revenues from the franchise fee payment base used for determining the municipal franchise fees owed to the plaintiff. This case has been settled by TXU Gas for $45,000 as reimbursement for attorneys' fees, plus an agreement to specifically include the disputed categories of revenue in the franchise fee calculation, as may be elected by the City of Gatesville.

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

         On November 21, 2000, the City of Denton, Texas and other Texas cities filed suit in the 134th Judicial District Court of Dallas County, Texas against TXU Gas, TXU US Holdings Company (US Holdings) and TXU Corp. The petition alleges claims for breach of contract, negligent representation, fraudulent inducement of contract, breach of duty of good faith and fair dealing and unjust enrichment related to the defendants' alleged exclusion of certain revenues from the cities' franchise fee base. No specified damages have been alleged. On January 31, 2002, TXU Gas, US Holdings, and TXU Corp. entered into a Memorandum of Understanding with the plaintiffs to settle this lawsuit, subject to the execution of a definitive settlement agreement. Final versions of the settlement document have been provided to the plaintiff cities for execution. Most of the cities named as plaintiffs in the litigation have accepted the settlement and executed the settlement agreement. If any plaintiff cities decline to execute the settlement, the suit will continue as to those cities. TXU Gas believes the allegations in this suit are without merit and intends to vigorously defend this suit against any plaintiff cities that do not execute the settlement. TXU Gas does not believe the ultimate resolution of this suit will have a material effect on TXU Gas' financial position, results of operations or cash flows.

         General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of management, are not expected to have a material effect on their financial position, results of operations or cash flows.

9.       SUPPLEMENTARY FINANCIAL INFORMATION

         Other Income and Deductions --

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                   ------------------         --------------------
                                                                     2002        2001          2002           2001
                                                                   -------     -------        ------         -----

     Other income
          Gain on sale of properties....................             $ --        $ --          $  1           $  4
          Other (consists of several immaterial items)..                1          --             4              1
                                                                     ----        ----          ----           ----
              Total other income........................             $  1        $ --          $  5           $  5
                                                                     ====        ====          ====           ====
     Other deductions
          Loss on sale of properties....................             $ --        $ --          $ --           $  2
          Other (consists of several immaterial items)..                1          --             5             --
                                                                     ----        ----          ----           ----
              Total other deductions....................             $  1        $ --          $  5           $  2
                                                                     ====        ====          ====           ====

         Accounts receivable -- At September 30, 2002 and December 31, 2001, accounts receivable are stated net of uncollectible accounts of $4 million and $5 million, respectively. Accounts receivable included $13 million and $39 million of unbilled revenues at September 30, 2002 and December 31, 2001, respectively.

         Regulatory Assets and Liabilities -- Included in regulatory assets - net are regulatory assets of $98 million and regulatory liabilities of $39 million at September 30, 2002, and regulatory assets of $134 million and regulatory liabilities of $13 million at December 31, 2001. Regulatory assets of $69 million at September 30, 2002 and $74 million at December 31, 2001 were not earning a return. The remaining regulatory assets have an average remaining recovery period of approximately 15 years.

     Sale of Receivables -- Certain US subsidiaries of TXU Corp. sell customer accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote indirect subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of September 30, 2002, TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of September 30, 2002, TXU Gas had sold $44 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $21 million and $22 million in subordinated notes, with $1 million of losses on sales for the nine months ended September 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Upon termination, cash flows to TXU Gas would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase  the  undivided  interests of the financial  institutions  instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services Company, an affiliate of TXU Gas, services the purchased receivables and is paid a market-based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU
Receivables Company represent TXU Gas' retained interest in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

         Inventories by major category--

                                                                                     September 30,   December 31,
                                                                                         2002            2001
                                                                                     -----------     --------
Materials and supplies.......................................................          $     8         $     6
Gas stored underground.......................................................              104             110
                                                                                       -------         -------
     Total inventories.......................................................          $   112         $   116
                                                                                       =======         =======

         Property, plant and equipment--

                                                                                     September 30,   December 31,
                                                                                         2002            2001
                                                                                     -----------     --------
Gas distribution and pipeline................................................          $ 1,757         $ 1,678
Other........................................................................               27              26
                                                                                       -------         -------
        Total................................................................            1,784           1,704
Less accumulated depreciation................................................              315             265
                                                                                       -------         -------
        Net of accumulated depreciation......................................            1,469           1,439
Construction work in progress................................................               37              46
                                                                                       -------         -------

        Net property, plant and equipment....................................          $ 1,506         $ 1,485
                                                                                       =======         =======

         Goodwill -- At September 30, 2002 and December 31, 2001, goodwill is stated net of accumulated amortization of $37 million.

         Derivative Instruments and Hedging Activities - The terms of TXU Gas' derivatives that have been designated as accounting hedges match the terms of the underlying hedged items. As a result, TXU Gas experienced no hedge ineffectiveness during the third quarter of 2002.

         As of September 30, 2002, it is expected that $3 million of after-tax net gains accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been established. The amount expected to be reclassified is not a forecasted gain incremental to normal operations, but rather it demonstrates the extent to which the volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

         Non-cash Transactions - During the third quarter of 2002, $235 million of advances from TXU Corp. was converted to paid-in capital.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of September 30, 2002, and the related condensed statements of consolidated income and comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the consolidated cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of TXU Gas' management.

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

Dallas, Texas
November 13, 2002

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

         Although the price of natural gas has varied significantly since the first quarter of 2001, the city gate rate for the cost of gas TXU Gas ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas (RRC) and generally provides for full recovery of the actual cost of gas delivered.

         Results of operations of TXU Gas are subject to seasonal variation, reflecting higher gas usage in the first and fourth quarters due to colder weather. These variations generally result in higher net income and cash flow from operations during these periods.

Selected Statistical and Financial Data

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                         ----------------------        --------------------
                                                          2002           2001           2002           2001
                                                         -------        -------        -------        -----
Gas distribution volumes (billion cubic feet - Bcf):
   Residential.................................                6              6             57             60
   Commercial..................................                7              6             38             39
   Industrial and electric generation..........                1              1              5              6
                                                         -------        -------        -------        -------
        Total gas sales........................               14             13            100            105
                                                         =======        =======        =======        =======

Pipeline transportation volumes (Bcf)..........              129            112            347            292
                                                         =======        =======        =======        =======

Revenues (millions):
   Gas distribution:
     Residential...............................          $    64        $    57        $   363        $   560
     Commercial................................               39             38            181            311
     Industrial and electric generation........                5              6             18             44
                                                         -------        -------        -------        -------
        Sub-total gas..........................              108            101            562            915
   Pipeline transportation.....................               16             13             44             37
   Other revenues, net of eliminations.........               13              6             35             23
                                                         -------        -------        -------        -------
        Total operating revenues...............          $   137        $   120        $   641        $   975
                                                         =======        =======        =======        =======

Heating degree days (% of normal)..............               --             --             99%           104%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001
---------------------------------------------------------------------------

         Operating revenues for TXU Gas increased by $17 million, or 14%, to $137 million in 2002. The increase is due primarily to a nonrecurring unfavorable adjustment for unrecoverable gas costs recorded in the prior year. The effects of rate increases in 2002 for transportation and other services and sales volume increases were offset by decreases in gas costs passed through to customers. Gas distribution sales volumes increased 3%.

         Gross margin (operating revenues less gas purchased for resale) increased by $24 million, or 36%, to $90 million in 2002. The increase was driven by the adjustment for unrecoverable gas costs in the prior year, rate increases for transportation and other services, and the sales volume increase.

         Operation and maintenance expense increased by $4 million, or 7%, to $64 million in 2002. The increase primarily reflects $3 million in claim settlements. Total net pension and post-retirement benefit costs increased $1 million, to $3 million, in 2002.

         Other operating expenses (depreciation and other amortization, goodwill amortization, and taxes other than income) decreased $3 million, or 8%, to $34 million in 2002. Of the decrease, $2 million represented goodwill amortization in the prior year compared to none in 2002. Amortization of goodwill ceased in the current year pursuant to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

         There was no interest income in 2002 compared to $7 million in 2001 resulting from the recognition in 2001 of interest income for under collected gas costs. The amount in 2001 reflected unusually high under collections related to high gas costs during the winter of 2000/2001.

         Loss from continuing operations declined by $12 million, or 43%, to $16 million in 2002, as a result of increased gross margin partially offset by increased expenses and reduced interest income. Net pension and postretirement benefit costs reduced net income by $2 million in both 2002 and 2001. The effective tax rate benefit was 33.3% in 2002 and 31.7% in 2001, with the difference due to the cessation of nondeductible goodwill amortization.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001
----------------------------------------------------------------------------

         Operating revenues for TXU Gas decreased by $334 million, or 34%, to $641 million in 2002. The decrease reflects the reduced cost of gas and lower distribution sales volumes, generally driven by milder winter weather and reduced heating demand relative to 2001. Gas distribution sales volumes declined 5%.

         Gross margin increased by $4 million, or 1%, to $339 million in 2002. The increase is primarily due to the unfavorable adjustments for unrecoverable gas costs in 2001, partially offset by reduced gross receipts tax collections (see discussion below regarding taxes other than income). Rate increases were largely offset by the effect of lower volumes.

         Operation and maintenance expense increased by $3 million, or 2%, to $193 million in 2002. The increase reflects $5 million in increased employee benefit costs, $4 million in developmental expenses in the unregulated asset management services business, $3 million in claim settlements, and several other cost increases totaling $6 million, partially offset by reduced bad debt expense of $8 million, reflecting the lower cost of gas passed on to customers, and decreases in pipeline maintenance of $7 million. Total net pension and post-retirement benefit costs increased $3 million, to $11 million, in 2002.

         Other operating expenses decreased $24 million, or 18%, to $109 million in 2002. The decrease reflects $19 million in lower taxes other than income, and the cessation of goodwill amortization ($6 million in 2001) pursuant to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The decline in taxes other than income was driven by lower gross receipts taxes, reflecting comparatively lower revenues on which such taxes are based.

         There was no interest income in 2002 compared to $8 million in 2001 resulting from the recognition in 2001 of interest income for under collected gas costs. The amount in 2001 reflected unusually high under collections related to high gas costs during the winter of 2000/2001.

         Loss from continuing operations improved by $12 million, or 60%, to $8 million in 2002 as a result of decreased operating costs and improved gross margin, partially offset by decreased interest income. Net pension and post-retirement benefit costs reduced net income by $7 million in 2002 and $5 million in 2001. The effective tax rate was 38.5% in 2002 and 23.1% in 2001, with the difference primarily due to the cessation of nondeductible goodwill amortization.

FINANCIAL CONDITION

Liquidity and Capital Resources

         Cash provided by operating activities for the nine months ended September 30, 2002 was $121 million compared with $65 million for the same period last year. The increase of $56 million reflected a $72 million favorable movement in regulatory assets due to collection from customers of previously unrecovered gas costs, partially offset by other working capital needs.

         Cash of $12 million was provided by financing activities in 2002 compared with $71 million provided in 2001. Cash provided by advances from TXU Corp. decreased $59 million.

         Cash of $65 million was used in investing activities in 2002 compared with $128 million used in the prior year period. The decline was driven by lower capital expenditures, reflecting higher than normal spending for system reliability improvements in 2001.

         US Credit Agreements described in Note 4 of TXU Gas' Annual Report on 2001 Form 10-K were amended in February 2002 to remove TXU Gas as a borrower. TXU Gas will meet its short-term liquidity needs through advances from affiliates.

         On October 15, 2002, TXU Gas exercised its right to redeem $200 million aggregate principal amount of Putable Asset Term Securities (PATS) that would have matured on October 15, 2012 for a cash premium of $35 million
($23 million net of tax), which will be recognized as an extraordinary debt extinguishment loss by TXU Gas in the fourth quarter of 2002. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of the PATS.

Financing Arrangements

         Short-term liquidity needs of TXU Gas are expected to be funded through advances from TXU Corp. and affiliated companies. TXU Gas had short-term advances from affiliates of $28 million and $248 million as of September 30, 2002 and December 31, 2001, respectively.

     Credit Facilities of Affiliates - TXU Corp., TXU US Holdings Company (US Holdings), a subsidiary of TXU Corp., TXU Energy LLC (TXU Energy) and Oncor Electric Delivery Company (Oncor), subsidiaries of US Holdings, had credit facilities (some of which provide for long-term borrowings) available as follows:


                                                                                                 Credit Facilities
                                                                                 -------------------------------------------------
                                                                                  At September 30, 2002     At November 5, 2002(a)
                                                                                 ----------------------     ---------------------
                                         Expiration      Authorized    Facility  Letters of     Cash      Letters of   Cash
              Facility                      Date          Borrowers      Limit      Credit    Borrowings    Credit    Borrowings
              --------                  ------------   --------------  --------  ----------- -----------  ----------- -----------
                                                                                          (Millin of Dollars)
364-Day Revolving Credit Facility.     April 2003      US Holdings,
                                                       TXU
                                                       Energy, Oncor     $1,000    $   81      $   --        $   88      $  912
Five -Year Revolving Credit            February 2005   US Holdings        1,400       462          --           461         939
Facility(b).......................
Three-Year Revolving Credit Facility   May 2005        TXU Corp             500        --         350            --         500
Standby Liquidity Facility........     November 2002   US Holdings          400        --          --            --         400
Standby Liquidity Facility........     November 2002   US Holdings,
                                                       TXU Energy,
                                                       Oncor                400        --          --            --         400
                                                                         ------    ------      ------        ------      ------
      Total (c)...................                                       $3,700    $  543      $  350        $  549      $3,151
                                                                         ======    ======      ======        ======      ======

(a) On October 15, 2002, US Holdings and TXU Energy drew approximately $2.6 billion in cash against their available credit facilities. These funds and other available cash will be used, in part, to repay outstanding commercial paper.
(b) In February 2002, TXU Gas was removed as a borrower under this facility. TXU Corp. was removed as a borrower under this facility effective July 31, 2002.
(c) Supported commercial paper borrowings.

     Sale of Receivables -- Certain US subsidiaries of TXU Corp. sell customer accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote indirect subsidiary of TXU Corp., which sells undivided interests in accounts receivable it purchases to financial institutions. As of September 30, 2002, TXU Energy Retail Company LP, TXU SESCO Energy Services Company, Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of September 30, 2002, TXU Gas had sold $44 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $21 million and $22 million in subordinated notes, with $1 million of losses on sales for the nine months ended September 30, 2002 principally representing the interest on the underlying financing. These losses approximated 4% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Upon termination, cash flows to TXU Gas would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase  the  undivided  interests of the financial  institutions  instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services Company, an affiliate of TXU Gas, services the purchased receivables and is paid a market-based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU
Receivables Company represent TXU Gas' retained interest in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the consolidated balance sheet.

         Issuance of Debt and Equity -- TXU Gas may issue and sell additional debt and equity securities which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933. This includes the possible future offering of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts.

Recent Actions by TXU Corp.

     In October 2002, TXU Corp. made a determination to exit its TXU Europe Limited (TXU Europe) operations. Further, in consideration of concerns in US financial markets about its liquidity, such concerns having already been prevalent in the markets with respect to the performance of the US energy sector, TXU Corp. took the following actions to strengthen its credit position:

o Reduced its common stock dividend by 80 percent to an annual indicated rate of $.50 per share effective with the dividend payable in January 2003
o Significantly reduced planned capital expenditures in all its businesses. These reductions are primarily directed to developmental as opposed to maintenance spending.
o Reversed previous plans to support TXU Europe with up to $700 million in capital contributions
o Eliminated by amendment the cross-default provision in a US financing arrangement that would have been triggered by a TXU Europe default (TXU Australia's financing arrangements have no cross-default provisions that would have been triggered by a TXU Europe default.)
o Drew $2.6 billion in cash on its US revolving credit facilities
o On October 30, 2002, entered into a commitment for a secured credit facility of up to $1 billion at Oncor. The facility is intended to fund interim refinancings of approximately $700 million of maturities should market conditions not support a timely, cost effective refinancing. The balance will be available for general corporate purposes at Oncor.

Credit Ratings of TXU Corp., US Holdings, Oncor, TXU Energy, and TXU Gas

         The current credit ratings, which are all investment grade, for TXU Corp., US Holdings, Oncor, TXU Energy and TXU Gas are presented below:


                       TXU Corp.         US Holdings            Oncor           TXU Energy           TXU Gas
                   ---------------     -------------        ----------       --------------      -------------
                        (Senior            (Senior            (Secured)           (Senior            (Senior
                       Unsecured)        Unsecured)                              Unsecured)        Unsecured)
S&P...........            BBB-               BBB-                BBB               BBB                BBB

Moody's.......            Baa3               Baa3                A3                Baa2                Baa2

Fitch.........            BBB                BBB+                A-                BBB+                BBB

-------------------------------------------------------------------------------------------------------------

     Moody's is currently reviewing its ratings of TXU Corp., US Holdings, Oncor, TXU Energy and TXU Gas. S&P currently maintains a negative outlook for TXU Corp. and its US Subsidiaries. Fitch currently maintains a negative outlook for TXU Corp., but maintains a stable outlook for the US Subsidiaries.

         A rating reflects only the view of a rating agency and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

     Credit Rating and Cross Default Provisions-- Certain of TXU Gas' financing arrangements contain provisions that are specifically affected by changes in credit ratings and also include cross-default provisions. The material provisions are described below.

         Credit Rating Provisions --Under the $600 million Accounts Receivables Sale Program, all originators (currently TXU Gas, TXU Energy Retail Company LP, SESCO Energy Services Company and Oncor), are required to maintain a 'BBB-' (S&P) and a 'Baa3' (Moody's) rating (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivables under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate. Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

         Cross Default Provisions -- Certain financing arrangements of TXU Gas and its subsidiaries contain provisions that would result in an event of default under these arrangements if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions. Most agreements have a cure period of up to 30 days from the occurrence of the specified event during which the company is allowed to rectify or correct the situation before it becomes an event of default.

         A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross-default under the TXU Gas senior notes due 2004 and 2005 ($300 million) and two interest rate swap agreements entered into in connection with TXU Gas' floating rate mandatorily redeemable preferred securities (see Note 5). In the event of default on the swap agreements, cash settlement of $4 million (as of October 31, 2002) for the out-of-the money position would be required.

         The accounts receivable program, described above, contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Corp. which sells undivided interests in accounts receivable it purchases to financial institutions, and TXU Business Services Company, a subsidiary of TXU Corp. which services the purchased receivables, each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

         Minimum Pension Liability --TXU Gas believes that if actual investment returns continue at current levels and interest rates remain unchanged through the rest of the year, it will be required to record an increase in minimum pension liability as of December 31, 2002. The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the plans' assets and the liability recorded. A majority of the liability would be recorded as a reduction to shareholder's equity, as a component of accumulated comprehensive income. A preliminary estimate based on information available at this time indicates that the minimum pension liability for the TXU Corp. plan would be approximately $140 million. The amount applicable to TXU Gas is not yet determinable.

     Further, based on the current assumptions and available information, in 2003 funding requirements for TXU Corp. related to the pension plans are expected to increase by $10 million and pension expense is expected to increase approximately $30 million over the current year amounts. The amounts applicable to TXU Gas are not yet determinable.

CONTINGENCIES

         See Note 8 to Financial Statements for discussion of contingencies.

REGULATION AND RATES

         Although TXU Gas cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments other than those discussed in the TXU Gas 2001 Form 10-K and this Form 10-Q, which might significantly alter TXU Gas' financial position, results of operations or cash flows. See Note 7 to Financial Statements.

CHANGES IN ACCOUNTING STANDARDS

         Changes in Accounting Standards -- See Note 2 to Financial Statements for a discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

         Some important factors, in addition to others specifically addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations, that could have a significant impact on TXU Gas' operations and financial results, and could cause TXU Gas' actual results or outcomes to differ materially from those discussed in the forward-looking statements set forth below, include:

         TXU Gas' businesses operate in changing market environments influenced by various legislative and regulatory initiatives. TXU Gas will need to adapt to these changes.

     As a result of the energy crisis in California during the summer of 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by the Enron Corporation, recently discovered accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Recently discovered accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and provide no true economic benefit, may have a negative effect on the industry. TXU Gas believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on TXU Gas' financial condition or access to the capital markets. Additionally, it is unclear what laws or regulations may develop, and TXU Gas cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically. Any such new accounting standards could negatively impact reported financial results.

         TXU Gas is subject to changes in laws or regulations, changing governmental policies and regulatory actions, including those of the Railroad Commission of Texas, with respect to matters including, but not limited to, operation and construction of pipeline transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of purchased gas costs, and return on invested capital for TXU Gas' businesses.

     TXU Gas' businesses are subject to cost-of-service regulation. This regulatory treatment does not provide any assurance as to achievement of earnings levels.

         TXU Gas relies on access to financial markets or advances from affiliates as a significant source of liquidity for capital requirements not satisfied by operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Gas' ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding TXU Gas' liquidity and credit could limit its ability to enter into larger and longer-dated transactions.

         TXU Gas uses derivative instruments, such as interest rate swaps, and may use other instruments, such as options, futures and forwards, to manage its commodity and financial market risks. TXU Gas could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. TXU Gas' inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could result in greater volatility of and/or declines in future financial results.

         The operation of gas transportation facilities involves many risks, including breakdown or failure of equipment, pipelines, lack of sufficient capital to maintain the facilities, the dependence on natural gas or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses. In addition to these risks, breakdown or failure of a TXU Gas operating facility may prevent the facility from performing under applicable sales agreements which, in certain situations, could result in termination of those agreements or incurring a liability for liquidated damages.

         Natural disasters, war, terrorist acts and other catastrophic events may impact TXU Gas' operations in unpredictable ways, including disruption of natural gas production and delivery activities, declines in customer demand, commodity price increases and instability in the financial markets.

         TXU Gas is subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety. There are capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could increase in the future.

         TXU Gas' ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, TXU Gas could be subject to additional costs and/or the write off of its investment in the project or improvement.

         TXU Gas is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims.

         TXU Gas is subject to the effects of new, or changes in, income tax rates or policies and increases in taxes related to property, plant and equipment and gross receipts and other taxes. Further, TXU Gas is subject to audit and reversal of its tax positions by the Internal Revenue Service and state taxing authorities.

         TXU Gas' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by events outside its control.

         TXU Gas is subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees or work stoppage.

         The issues and associated risks and uncertainties described above are not the only ones TXU Gas may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair TXU Gas' businesses in the future. Reference is made to the discussion under Liquidity and Capital Resources.

FORWARD-LOOKING STATEMENTS

         This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the TXU Gas 2001 Form 10-K, as well as general industry trends; natural gas costs and availability; changes in business strategy, development plans or vendor relationships; availability of qualified personnel; changes in, or the failure or inability to comply with, governmental regulations, including, without limitation, environmental regulations; changes in tax laws; implementation of new accounting standards; commercial paper market and capital market conditions; actions of credit rating agencies; and access to adequate transmission facilities to meet changing demand, among others, that could cause the actual results of TXU Gas and/or its subsidiaries to differ materially from those projected in such forward-looking statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of TXU Gas' management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect within 90 days of the filing date of this quarterly report. Based on the evaluation performed, TXU Gas' management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. There were no significant changes in TXU Gas' internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

         In July 1999, the City of Gatesville, Texas filed suit in the State District Court of Coryell County, Texas, 52nd Judicial District. The suit has been amended to assert claims against TXU Gas and TXU Corp. The plaintiff sought to represent a class of plaintiffs consisting of more than 300 Texas cities, towns and other municipalities to which TXU Gas Distribution had paid municipal franchise fees since January 1, 1987. The plaintiff alleged that TXU Gas Distribution failed to properly pay franchise fees by omitting miscellaneous revenues from the franchise fee payment base used for determining the municipal franchise fees owed to the plaintiff. This case has been settled by TXU Gas for $45,000 as reimbursement for attorneys' fees, plus an agreement to specifically include the disputed categories of revenue in the franchise fee calculation, as may be elected by the City of Gatesville.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits filed as a part of Part II are:

          15 Letter from independent accountants as to unaudited interim financial information

         99(a) Condensed  Statements of  Consolidated  Income - Twelve Months
               Ended September 30, 2002

         99(b) Chief Executive Officer Certification

         99(c) Chief Financial Officer Certification

         99(d) Detail of Long-Term Debt as of September 30, 2002

  (b) Reports on Form 8-K filed since June 30, 2002:

      November 5, 2002          Item 5.  Other Information

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



                                        TXU GAS COMPANY




                                  By         /s/ Biggs C. Porter
                                     -----------------------------------
                                                 Biggs C. Porter
                                                 Vice President,
                                           Principal Accounting Officer



Date:  November 14, 2002

                                 TXU GAS COMPANY

                              CERTIFICATION OF CEO



         I, Erle Nye, Chairman of the Board and Chief Executive of TXU Gas Company (the "Company"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of TXU Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002                        /s/ Erle Nye
                             --------------------------------------------------
                                Signature: Erle Nye
                                Title: Chairman of the Board and Chief Executive

                                 TXU GAS COMPANY

                              CERTIFICATION OF PFO


     I, Scott Longhurst, Principal Financial Officer of TXU Gas Company (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of TXU Gas Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002         /s/ Scott Longhurst
                             --------------------------------------------------
                             Signature: Scott Longhurst
                             Title: Principal Financial Officer