Form 10-K
period 2002-12-31
TXU GAS CO
filed 2003-03-28
CIK 33015

================================================================================

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION

                             Washington, D.C. 20549
                    --------------------------------------

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 2002

                                     --OR--

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     ----------------------------------------

               Exact Name of Registrant as Specified in
                its Charter; State of Incorporation;
Commission    Address of Principal Executive Offices;     I.R.S. Employer
File Number       and Telephone Number                   Identification No.
-----------   -----------------------------------------  -----------------
1-3183                TXU Gas Company                        75-0399066
                   A Texas Corporation
             Energy Plaza, 1601 Bryan Street
                  Dallas, TX 75201-3411
                     (214) 812-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
    Title of Each Class                                    Which Registered
    ------------------                                ------------------------

Depositary shares, Series F, each representing        New York Stock Exchange
1/40 share of the Adjustable Rate Cumulative
Preferred Stock, Series F,liquidation preference
$1,000 per share

Securities registered pursuant to Section 12(g) of the Act:    None
                 ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes [ ] No [X]

Aggregate market value of TXU Gas Company Common Stock held by non-affiliates:
  None

Common Stock outstanding at March 24, 2003: 451,000 shares, par value $0.01 per share.
              ----------------------------------------

           DOCUMENTS INCORPORATED BY REFERENCE - None
             ----------------------------------------
================================================================================

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                                       PART I
Items 1. and 2.  BUSINESS AND PROPERTIES
            BUSINESS AND PROPERTIES...............................................................           1
            COMPETITIVE STRATEGY..................................................................           1
            DESCRIPTION OF OPERATIONS.............................................................           2
            ENVIRONMENTAL MATTERS.................................................................           5

Item 3.     LEGAL PROCEEDINGS.....................................................................           5

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................           6

                                                      PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...................................................................           7

Item 6.     SELECTED FINANCIAL DATA...............................................................           7

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...................................................           7

Item 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.....................................................................           7

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................           7

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            ACCOUNTING AND FINANCIAL DISCLOSURE...................................................           7

                                                      PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT........................................           8

Item 11.    EXECUTIVE COMPENSATION................................................................          10

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                                                      21

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................          21

                                                      PART IV

Item 14.    CONTROLS AND PROCEDURES...............................................................          22
Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K..............................................................................          22

APPENDIX A - Financial Information
APPENDIX B - TXU Gas Company Exhibits for 2002 Form 10-K

Periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K that contain financial information of TXU Gas Company are made available to the public, free of charge, on the TXU Corp. website at http://www.txucorp.com, shortly after they have been filed with the Securities and Exchange Commission. TXU Gas Company will provide copies of current reports not posted on the website upon request.

                                     PART I

Items 1. & 2.     BUSINESS AND PROPERTIES

                             BUSINESS AND PROPERTIES
                             -----------------------

         TXU Gas Company (TXU Gas), a Texas corporation, is a largely regulated business engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides energy asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp.

         Prior to the restructuring of TXU Corp. and its United States (US) subsidiaries in connection with the opening of the Texas electricity market to competition, effective January 1, 2002, TXU Gas was also engaged in certain risk management and energy trading activities and the retail sale of natural gas to large commercial and industrial customers in various competitive markets in the US. As a part of that restructuring, TXU Gas transferred those operations to TXU Energy Company LLC (TXU Energy), a wholly-owned indirect subsidiary of TXU Corp. Accordingly, the transferred operations have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas.

         Business of TXU Gas

         At December 31, 2002, TXU Gas had 1,400 full-time employees. TXU Gas and its subsidiaries possess all necessary franchises, licenses and certificates to enable them to conduct their respective businesses.

         TXU Gas conducts its operations through the following divisions and subsidiaries:
          o   TXU Gas Distribution
          o   TXU Lone Star Pipeline
          o   Oncor Utility Solutions

Operating Segments

         With the transfers of businesses to TXU Energy on January 1, 2002, TXU Gas is an integrated business with no separate reportable segments.

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

         TXU Gas aggressively manages its operating costs and capital expenditures through streamlined business processes and is developing and implementing strategies to improve return on assets and to maximize value through new marketing programs.

                            DESCRIPTION OF OPERATIONS
                            ------------------------

GENERAL

         TXU Gas Distribution -- TXU Gas Distribution, a division of TXU Gas, provides service through over 26,000 miles of distribution mains. Through these facilities, it purchases, distributes and sells natural gas to over 1.4 million residential, commercial and industrial customers in approximately 550 cities and towns, including the 11-county Dallas-Fort Worth Metroplex. TXU Gas Distribution also transports natural gas to end users within its distribution system as market opportunities allow. The distribution service rates that TXU Gas Distribution charges its residential and commercial customers are generally established by the municipal governments of the cities and towns served, with the Railroad Commission of Texas (RRC) having appellate, or in some instances, primary jurisdiction. The majority of TXU Gas Distribution's residential and commercial gas customers use natural gas for heating, and their needs are directly affected by the mildness or severity of the heating season. Weather adjustments, which allow rates to be adjusted to reflect warmer or colder than normal weather during the winter months, currently exist in 311 cities served by TXU Gas Distribution. TXU Gas Distribution has replaced weather normalization clauses with a new rate design that provides a similar level of revenue stabilization in 124 cities.

         Gas Distribution Peaking -- TXU Gas Distribution estimates its peak-day availability of natural gas supply from its long-term contracts, short-term contracts and withdrawals from underground storage to be in excess of 2.2 billion cubic feet (Bcf). Daily purchases on the spot market raise this availability level to meet additional peak-day needs.

         TXU Gas Distribution's peak-day demand in 2002 was on March 2, when sales to its customers reached approximately 2.1 Bcf. During 2002 the average daily demand of TXU Gas Distribution's residential and commercial customers was
0.4 Bcf.

         Estimates of natural gas supplies and reserves are not necessarily indicative of TXU Gas Distribution's ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering, storage and transmission systems, the duration and severity of cold weather, the availability of gas reserves from its suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities.

         Certain service contracts include the right to curtail gas deliveries up to 100% according to a priority plan. Curtailment rights provide TXU Gas Distribution flexibility to meet the human-needs requirements of its customers on a firm basis. Priority allocations imposed by federal and state regulatory agencies, as well as other factors beyond the control of TXU Gas Distribution, may affect its ability to meet the demands of its customers.

         Gas Supply -- TXU Gas Distribution's natural gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and natural gas in storage. The total planned annual natural gas supply as of January 1, 2003 is 148 Bcf, which is approximately seven percent less than TXU Gas Distribution's actual supply during 2002. TXU Gas Distribution has approximately 18 Bcf committed under contracts with specific reserves, 31 Bcf in working gas in storage and 50 Bcf committed under gas supply contracts not related to specific reserves or fields. In 2002, TXU Gas Distribution's natural gas requirements were purchased from approximately 93 independent producers, marketers and pipeline companies.

         TXU Gas Distribution manages its storage working gas inventory and storage deliverability along with other purchased gas to meet its peak-day requirements. TXU Gas Distribution utilizes the services of five natural gas storage fields owned by TXU Lone Star Pipeline, all of which are located in Texas. These fields have an optimal working gas capacity of more than 39 Bcf and a storage withdrawal deliverability of up to 1.2 Bcf per day. A sixth natural gas storage field currently is being depleted for possible retirement.

         TXU Gas Distribution buys natural gas under long-term and short-term intrastate contracts, many of which require minimum purchases of gas. The estimated natural gas demand, which assumes normal weather conditions, significantly exceeds the minimum purchase obligations of these contracts for the year 2003 and thereafter.

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

         TXU Lone Star Pipeline -- TXU Lone Star Pipeline, a division of TXU Gas, owns and operates interconnected natural gas transmission lines, five underground storage reservoirs, 20 compressor stations and related properties, all within Texas. TXU Lone Star Pipeline also owns a sixth underground storage reservoir that is currently being depleted for possible retirement. With a system consisting of approximately 6,800 miles of transmission and gathering pipelines in Texas, TXU Lone Star Pipeline is one of the largest pipelines in the US. Through these facilities, it transports natural gas to distribution systems of TXU Gas Distribution and other distribution companies, electric generation plants, end use industrial customers and through-system shippers. Rates for the services provided by TXU Lone Star Pipeline are subject to review by the RRC.

         Oncor Utility Solutions -- Oncor Utility Solutions (North America) Company and Oncor Utility Solutions (Texas) Company (collectively, "Utility Solutions"), both wholly-owned subsidiaries of TXU Gas, were launched in late 2001 to provide unregulated utility asset management services for cooperatives and municipally-owned and investor-owned utilities throughout North America. Electric, gas, water and wastewater utilities may choose from Utility Solutions' menu of services ranging from a complete turnkey solution to selected services such as work management, resource management, strategic planning, design, maintenance and construction. Utility Solutions leverages TXU Corp.'s existing economies of scale, asset management processes, technologies and personnel to deliver cost savings and reliability improvements to client network systems.

         Facilities -- The gas transmission and distribution lines of TXU Gas Distribution and TXU Lone Star Pipeline have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

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

         TXU Lone Star Pipeline is the sole transporter of natural gas to TXU Gas Distribution's distribution systems. TXU Lone Star Pipeline competes with other pipelines in Texas to transport natural gas to new and existing industrial and power generation facilities as well as off-system markets. These businesses are highly competitive.

         Open Access - Transmission -- TXU Lone Star Pipeline has been an open access transporter under Section 311 of the Natural Gas Policy Act of 1978
(NGPA) on its intrastate transmission facilities since July 1988. Such transportation is performed pursuant to Section 311(a)(2) of the NGPA and is subject to an exemption from the jurisdiction of the FERC under the Natural Gas Act, pursuant to Section 601 of the NGPA.

         Customers -- There are no individually significant customers upon which TXU Gas' business or results of operations are highly dependent.

REGULATION AND RATES

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

         The city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The distribution service rates TXU Gas Distribution charges its residential and commercial customers are generally established by the municipal governments of the cities and towns served, with the RRC having appellate, or in some instances, primary jurisdiction.

         TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. During 2002, rate cases were filed in 147 cities. The status of these cases is as follows: settlements were reached with 73 of these cities for annual increases aggregating $9 million; rate cases were withdrawn from 23 cities; and 51 cities declined settlement offers and passed ordinances denying the rate increases. On July 15, 2002, TXU Gas filed an appeal of these cities' actions with the RRC. A settlement was reached for $7.5 million. These settlements adjusted other aspects of the TXU Gas tariffs. The total annual favorable impact of the 2002 rate settlements and associated tariff adjustments is approximately $22 million.

         In July 2001 and August 2001, TXU Gas filed two cases, a gas cost review and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending.

         On August 30, 2002, TXU Gas filed the city gate gas cost reconciliation for the twelve-month period ended June 30, 2002 with the RRC. During this period, TXU Gas over-recovered its gas cost by $24 million, which is being refunded from October 2002 through June 2003. The refund has no material impact on the net income of TXU Gas.

         TXU Gas Distribution sells to industrial customers under standard rate schedules that permit automatic adjustment on a monthly basis for the full amount of increases or decreases in the cost of natural gas. Transportation services to industrial and electricity generation customers are provided under both standard tariffs and competitively negotiated contracts.

                              ENVIRONMENTAL MATTERS
                              ---------------------

         TXU Gas is subject to various federal, state and local regulations dealing with air and water quality and related environmental matters.

         Air - Under the Texas Clean Air Act, the Texas Commission on Environmental Quality (TCEQ) has jurisdiction over the permissible level of air contaminant emissions from, and permitting requirements for, gas delivery facilities located within the State of Texas. In addition, the new source performance standards of the Environmental Protection Agency (EPA) promulgated under the Federal Clean Air Act, as amended (Clean Air Act), which have also been adopted by the TCEQ, are also applicable. TXU Gas' facilities operate in compliance with applicable regulations, permits and emission standards promulgated pursuant to these acts.

         In 2001, the Texas Clean Air Act was amended to require that "grandfathered" facilities apply for permits. TXU Gas anticipates that the permits can be obtained for its "grandfathered" facilities without significant effects on the costs for operating these facilities.

         Water - The TCEQ, the EPA and the RRC have jurisdiction over water discharges (including storm water) from TXU Gas' facilities. TXU Gas' facilities are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Gas holds all required waste water permits from the TCEQ and the RRC for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Gas believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to spill prevention, control and countermeasure plans for oil-filled electrical equipment and bulk storage facilities for oil will require updating of certain plans and facilities. TXU Gas is unable to predict at this time the impact of these changes.

         Other - Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act (Texas
Act) and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, (RCRA) and the Toxic Substances Control Act (TSCA). The EPA has issued regulations under the RCRA and TSCA, and the TCEQ and the RRC have issued regulations under the Texas Act applicable to TXU Gas' facilities. TXU Gas has obtained or applied for such permits as are required by such regulations.

  Item 3. LEGAL PROCEEDINGS

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

         On November 21, 2000, the City of Denton, Texas and other Texas cities filed suit in the 134th Judicial District Court of Dallas County, Texas against TXU Gas, TXU US Holdings Company (US Holdings) and TXU Corp. The petition alleges claims for breach of contract and other claims related to the defendants' alleged exclusion of certain revenues from the cities' franchise fee base. All of the plaintiff cities have now executed a settlement agreement to settle this suit, and, on March 11, 2003, the district court entered a final order dismissing this lawsuit. Such resolution will not have a material effect on TXU Gas' financial position, results of operations or cash flows.

         General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of management, are not expected to have a material effect on their financial position, results of operations or cash flows.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required hereunder for TXU Gas is set forth under Statement of Responsibility, Independent Auditors' Report, Statements of Consolidated Income, Statements of Consolidated Comprehensive Income, Statements of Consolidated Cash Flows, Consolidated Balance Sheets, Statements of Consolidated Shareholder's Equity and Notes to Financial Statements included in Appendix A of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Identification of Directors, business experience and other directorships:

                                Other Positions and     Date First Elected as
                               Offices Presently Held          Director            Present Principal Occupation or
                                    With TXU Gas            (Current Term             Employment and Principal
                               (Current Term Expires           Expires            Business (Preceding Five Years),
  Name of Director     Age          In May 2003)             in May 2003)                Other Directorships
 ------------------------------------------------------ -----------------------  ---------------------------------------
T. L. Baker           57          Vice Chairman           January 1, 2002        Executive  Vice  President  of  TXU
                                                                                   Corp.  and Vice Chairman of Oncor
                                                                                   and  TXU  Gas;   prior   thereto,
                                                                                   President  of Oncor  and TXU Gas;
                                                                                   prior  thereto,  President of TXU
                                                                                   Electric Company;  prior thereto,
                                                                                   President  of  Electric   Service
                                                                                   Division    of    TXU    Electric
                                                                                   Company,   TXU  Gas  Distribution
                                                                                   Division  of  TXU  Gas  (TXU  Gas
                                                                                   Distribution)   and  TXU   SESCO;
                                                                                   other directorship: Oncor.

Michael J.            48              None               February 16, 1996       Executive  Vice  President  of  TXU
McNally                                                                            Corp.;  prior thereto,  Executive
                                                                                   Vice    President    and    Chief
                                                                                   Financial  Officer  of TXU  Corp.
                                                                                   and Executive  Vice  President of
                                                                                   US        Holdings;         other
                                                                                   directorships:     Oncor,     TXU
                                                                                   Energy,   US  Holdings   and  TXU
                                                                                   Europe Limited.

Erle Nye              65         Chairman of the        September 17, 1982       Chairman  of the  Board  and  Chief
                                 Board and Chief                                   Executive  of TXU  Corp.,  Oncor,
                                    Executive                                      TXU   Energy,   TXU  Gas  and  US
                                                                                   Holdings;   other  directorships:
                                                                                   TXU Corp.,  Oncor, TXU Energy, US
                                                                                   Holdings and TXU Europe Limited.

Eric H. Peterson      42                None              November 1, 2002       Executive    Vice   President   and
                                                                                   General  Counsel  of  TXU  Corp.;
                                                                                   prior   thereto,    Senior   Vice
                                                                                   President and General  Counsel of
                                                                                   DTE   Energy;    prior   thereto,
                                                                                   Partner   in  the  law   firm  of
                                                                                   Worsham,  Forsythe &  Wooldridge;
                                                                                   other  directorships:  Oncor, TXU
                                                                                   Energy and  US Holdings.

R. A. Wooldridge      65              None                August 5, 1997         Partner  in the law firm of  Hunton
                                                                                   &         Williams;         other
                                                                                   directorships:     Oncor,     TXU
                                                                                   Energy,   US  Holdings   and  TXU
                                                                                   Europe Limited.

Directors of TXU Gas receive no compensation in their capacity as Directors.


     Identification of Executive Officers and business experience:


                                 Positions and Offices     Date First Elected to
                                     Presently Held           Present Offices
                                 (Current Term Expires     (Current Term Expires          Business Experience
  Name of Officer      Age            in May 2003)              in May 2003)             (Preceding Five Years)
-------------------- --------    -----------------------   ----------------------- --------------------------------------
Erle Nye               65        Chairman of the Board        January 1, 1998      Chairman  of the  Board  and Chief
                                  and Chief Executive                                Executive  of TXU Corp.,  Oncor,
                                                                                     TXU Energy, TXU Gas and US
                                                                                     Holdings.

T. L. Baker            57            Vice Chairman            November 4, 2002     Executive  Vice  President  of TXU
                                                                                     Corp.   and  Vice   Chairman  of
                                                                                     Oncor   and   TXU   Gas;   prior
                                                                                     thereto,  President of Oncor and
                                                                                     TXU    Gas;    prior    thereto,
                                                                                     President    of   TXU   Electric
                                                                                     Company;      prior     thereto,
                                                                                     President  of  Electric  Service
                                                                                     Division    of   TXU    Electric
                                                                                     Company,  TXU  Gas  Distribution
                                                                                     and TXU SESCO.

Michael T. McCall      45              President               March 26, 2003      President   of  TXU   Gas;   prior
                                                                                     thereto,  Vice  President of TXU
                                                                                     Business     Services;     prior
                                                                                     thereto;     Director,    Public
                                                                                     Policy,      Texas     Utilities
                                                                                     Services.

Scott R. Longhurst     35        Senior Vice President         August 1, 2002      Senior  Vice  President  of  Oncor
                                                                                     and  TXU  Gas;   prior  thereto,
                                                                                     Vice   President   -   Corporate
                                                                                     Financial    Planning   of   TXU
                                                                                     Business    Services    Company;
                                                                                     prior  thereto,  Vice  President
                                                                                     of   Finance   of   TXU   Europe
                                                                                     Limited;  prior  thereto,  Chief
                                                                                     Financial  Officer  of Shell Oil
                                                                                     Products   Joint  Venture  Saudi
                                                                                     Arabia.

There is no family relationship between any of the above-named Directors and Executive Officers.

Item 11.   EXECUTIVE COMPENSATION

     TXU Gas (the Company) and its affiliates have paid or awarded compensation during the last three calendar years to the executive officers named in the Summary Compensation Table for services in all capacities. Amounts reported in the Table as Bonus and LTIP Payouts for any calendar year reflect the performance of the individual and TXU Corp. in prior periods. Accordingly, amounts reported as Bonus in 2002 reflect performance in 2001 and amounts reported as LTIP Payouts in 2002 reflect performance for the three years ended in March 2002. Information relating to compensation provided in 2003 based on performance in 2002 is contained in the footnotes to the Table and in the Organization and Compensation Committee Report which follows the footnotes.

                                         SUMMARY COMPENSATION TABLE
                                           Annual Compensation                  Long-Term Compensation
                                   ------------------------------------  --------------------------------------
                                                                                 Awards              Payouts
                                                                         ------------------------  ------------
                                                              Other      Restricted   Securities                All Other
                                                             Annual      Stock        Underlying      LTIP       Compen-
        Name and                    Salary      Bonus      Compen-sation   Awards      Options/      Payouts      sation
   Principal Position      Year       ($)      ($) (5)       ($) (6)      ($) (7)      SARs (#)      ($) (8)     ($) (9)
-------------------------- ------  ---------- ----------   ------------  -----------  -----------  ------------ -----------
Erle Nye, (1) (10) ....    2002    1,037,500  1,950,000        ---        236,250        ---       4,286,400    299,985
  Chairman of the Board    2001      964,583    475,000        ---        694,375        ---         519,747    222,658
  and Chief Executive of   2000      950,000    380,000        ---        593,750        ---         399,793    218,101
  the Company


T. L. Baker (2) (10)...    2002      495,000    500,000        ---        112,500        ---       1,109,770    119,960
  Vice Chairman of the     2001      449,167    125,000        ---        230,750        ---         111,800     89,374
  Company                  2000      399,167    125,000        ---        219,500        ---          93,968     84,152


H. Dan Farell  (3) (10)    2002      323,333    180,000                    73,125        ---         349,638     64,258
  President of the         2001      304,583     80,500        ---        151,375        ---          61,290     47,455
  Company                  2000      279,583     70,000     (44,181)      135,250        ---           4,901     45,160

Scott R. Longhurst (4)     2002      185,194    128,290     170,875          ---          ---           ---       1,845
  (10)                     2001      155,916     42,225        ---           ---          ---           ---         ---
  Senior Vice President    2000       87,669      ---          ---           ---         ---            ---         ---
  of the Company

---------------

(1)       Compensation amounts represent compensation paid by TXU Corp.

(2) Mr. Baker was elected Vice Chairman of TXU Gas effective November 4, 2002. Compensation amounts represent compensation paid by Oncor.

(3) Mr. Farell was elected President, TXU Gas effective November 4, 2002. Compensation amounts represent compensation paid by Oncor.

(4) Mr. Longhurst was appointed and subsequently elected Senior Vice President, TXU Gas effective August 1, 2002. Compensation amounts represent compensation paid by TXU Europe and, beginning November 1, 2002, TXU Business Services.

(5) Amounts reported as Bonus in the Summary Compensation Table are attributable principally to the named executive officers' participation in the TXU Annual Incentive Plan (AIP). Amounts reported for 2002 resulted from performance in 2001; no AIP awards for 2002 performance were provided in 2003 to any officers. Under the current terms of the AIP, target incentive awards ranging from 20% to 75% of base salary, and a maximum award of 100% of base salary, are established. The percentage of the target or maximum actually awarded, if any, is dependent upon the attainment of performance measurement criteria established in advance by TXU Corp.'s Organization and Compensation Committee (Committee), as well as the Committee's evaluation of the participant's and TXU Corp.'s performance. Amounts reported for Mr. Nye as Bonus also include amounts provided in his employment contract as discussed in footnote (10) and an additional bonus of $750,000 awarded in February 2002 in recognition of his contributions to TXU Corp.'s performance in 2001.

(6) The amount reported for Mr. Longhurst as Other Annual Compensation consists of certain benefits provided by the Company under the standard expatriate policy in connection with his extended assignment in the United States. The amount reported represents housing, relocation expenses, taxes associated with such benefits paid on Mr. Longhurst's behalf, and certain other benefits.

(7) Amounts reported as Restricted Stock Awards in the Summary Compensation Table are attributable to the named officer's participation in the Deferred and Incentive Compensation Plan (DICP). Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. Prior to 2002, one-half of any AIP award (Incentive Award) was deferred and invested under the DICP. Matching Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant's deferred salary and Matching Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock, and the value of each unit credited to participants' accounts equals the value of a share of TXU Corp. common stock and is at risk based on the performance of the stock. On the expiration of the five year maturity period, the value of the participant's maturing accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferral together with 6% per annum interest compounded annually. Participants may elect to defer amounts that would otherwise mature under the DICP, under and subject to the provisions of the Salary Deferral Program (SDP) as discussed in footnote (9). The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

         Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table. As a result of these awards, undistributed Matching Awards and Incentive Awards made in prior years under DICP provisions that are no longer effective and dividends reinvested thereon, the number and market value at December 31, 2002 of such Units (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Baker and Farell were 61,832 ($1,155,022), 19,607 ($366,259) and 12,886
         ($240,710), respectively.

(8) Amounts reported as LTIP Payouts in the Summary Compensation Table are attributable to the vesting and distribution of performance-based restricted stock awards under the Long-Term Incentive Compensation Plan (LTICP) and the distribution during the year of earnings on salaries previously deferred under the DICP.

         The LTICP is a comprehensive, stock-based incentive compensation plan providing for common stock-based awards, including performance-based restricted stock. Outstanding awards, as of December 31, 2002, of performance-based restricted stock to the named executive officers may vest at the end of a three-year performance period and provide for an ultimate distribution of from 0% to 200% of the number of the shares initially awarded, based on TXU Corp.'s total return to shareholders over such three-year period compared to the total returns provided by the companies comprising the Standard & Poor's Electric Utilities Index. Dividends on restricted shares are reinvested in TXU Corp. common stock and are paid in cash upon release of the restricted shares. Under the terms of the LTICP, the maximum amount of any award that may be paid in any one year to any of the named executive officers is the fair market value of 100,000 shares of TXU Corp.'s common stock determined as of the first day of such calendar year. The portion of any award that, based on such limitation, cannot be fully paid in any year is deferred until a subsequent year when it can be paid. For 2002, based on TXU Corp. achieving the 5th highest total return to shareholders of the returns provided by the companies comprising the Standard & Poor's Electric Utilities Index over the three-year period ending March 31, 2002, Messrs. Nye, Baker and Farell each received 200% of the restricted shares awarded in May of 1999, which stock was valued at $4,286,400, $1,071,600 and $321,480, respectively.

         Amounts reported also include earnings distributed during the year on salaries previously deferred under the DICP for Messrs. Baker and Farell of $38,170 and $28,158, respectively.

         As a result of restricted stock awards under the LTICP, and reinvested dividends thereon, the number of shares of restricted stock and the market value of such shares at December 31, 2002 held for Messrs. Nye, Baker, Farell and Longhurst were 376,431 ($7,031,731), 68,207 ($1,274,107), 21,582 ($403,152) and 8,637 ($161,339), respectively.

         As noted, salaries deferred under the DICP are included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with those deferred salaries for 2002 and the number of shares awarded under the LTICP.


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                              Deferred and Incentive
                             Compensation Plan (DICP)            Long-Term Incentive Compensation Plan (LTICP)
                            ---------------------------  --------------------------------------------------------------
                      Number of     Performance                     Performance
                       Shares,       Or Other       Number of        or Other
                      Units or     Period Until   Shares, Units    Period Until     Estimated Future Payouts
                        Other       Maturation      or Other       Maturation or    -------------------------
       Name           Rights (#)     Or Payout     Rights (#)         Payout        Minimum (#)    Maximum (#)
--------------------  -----------  -------------- -------------- ---------------- -----------------------------

Erle Nye..........     2,877          5 Years       150,000           3 Years            0           300,000

T. L. Baker.......     1,370          5 Years        40,000           3 Years            0           80,000

H. Dan Farell.....       891          5 Years         8,000           3 Years            0           16,000

Scott R. Longhurst         0          5 Years         5,000           3 Years            0           10,000

(9) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named executive officer's participation in certain plans and as otherwise described in this footnote.

         Under the TXU Thrift Plan (Thrift Plan) all eligible employees of TXU Corp. and any of its participating subsidiaries may invest a portion of their regular salary or wages in common stock of TXU Corp., or in a variety of selected mutual funds. Under the Thrift Plan, TXU Corp. matches a portion of an employee's contributions. Currently, TXU Corp.'s matching contribution is 75% of the first 6% of the employee's contribution for employees covered under the traditional defined benefit component of the TXU Retirement Plan, and 100% of the first 6% of the employee's contribution for employees covered under the cash balance component of the TXU Retirement Plan. All matching contributions are invested in common stock of TXU Corp. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Baker, Farell and Longhurst were $12,000, $9,000, $9,000 and $1,845, respectively, during 2002.

         Under the Salary Deferral Program (SDP) each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the SDP ($106,030 for the program year beginning January 1, 2002) may elect to defer up to 50% of annual base salary, and/or up to 100% of any bonus or incentive award and certain maturing DICP awards, for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the SDP; provided that employees who first become eligible to participate in the SDP on or after January 1, 2002, who are also eligible, or become eligible, to participate in the DICP, are not eligible to receive any SDP matching award. Salaries and bonuses deferred under the SDP are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table.

         Deferrals are credited with earnings or losses based on the performance of investment alternatives under the SDP selected by each participant. At the end of the applicable maturity period, the trustee for the SDP distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments. TXU Corp. is financing the retirement option portion of the SDP through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. During 2002, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Baker and Farell in the amounts of $103,000, $49,200 and $32,233, respectively.

         Under the TXU Split-Dollar Life Insurance Program (Insurance Program) split-dollar life insurance policies are purchased for eligible corporate officers of TXU Corp. and its participating subsidiaries. The death benefit of the participants' insurance policies are equal to two, three or four times their annual Insurance Program compensation depending on their category. Individuals who first became eligible to participate in the Insurance Program after October 15, 1996, vest in the policies issued under the Insurance Program over a six year period. TXU Corp. pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments it has made either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant's attainment of age 65. During 2002, the economic benefit derived by Messrs. Nye, Baker and Farell from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by the Company amounted to $184,985, $61,760 and $23,025, respectively.

(10) TXU Corp. has entered into employment agreements with Messrs. Nye, Baker, and Longhurst as hereinafter described in this footnote.

         Effective June 1, 2002, TXU Corp. entered into a new employment agreement with Mr. Nye, which supersedes his previous employment agreement. The new agreement provides for an initial term expiring May 31, 2005, and a secondary term expiring May 31, 2007. During the initial term, Mr. Nye will continue to serve as TXU Corp.'s Chairman of the Board and Chief Executive until such time as his successor is elected at which time Mr. Nye may continue as TXU Corp.'s Chairman of the Board and/or in such other executive position as he and TXU Corp. may mutually agree upon. During the secondary term, Mr. Nye will continue as an employee of TXU Corp. or, with TXU Corp.'s approval, he may retire and serve TXU Corp. in a consulting capacity through the expiration of the secondary term. Mr. Nye will, during the initial term, be entitled to a minimum annual base salary of $1,050,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 40,000 shares under the LTICP. The agreement also provides for a special one-time bonus of $1,000,000 in consideration for his entering into the new agreement. Such bonus is payable in equal annual installments over a five year period. During the secondary term, Mr. Nye will be entitled to an annual base salary equal to 75% of his base salary prior to expiration of the initial term and eligibility for a prorated bonus under the terms of the AIP for the 2005 AIP plan year. The agreement also provides Mr. Nye with certain benefits following his retirement, including administrative support, annual medical examinations and financial planning services. The agreement also reconfirms TXU Corp.'s prior agreement to fund the retirement benefit to which Mr. Nye will be entitled under TXU Corp.'s supplemental retirement plan. Additionally, the agreement entitles Mr. Nye to certain severance benefits in the event he dies, becomes disabled, is terminated without cause or resigns or retires with TXU Corp.'s approval during the term of the agreement, including the base salary and annual incentive awards he would have received; continued payment of the remaining special bonus annual installment payments; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the initial term, including a payment equal to the greater of three times his annualized base salary and target bonus or the total base salary and bonus he would have received for the remainder of the term of the agreement; any unpaid portion of the special bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits; and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

         TXU Corp. entered into an employment agreement with Mr. Baker effective July 1, 2000. The agreement, as amended, provides for the continued service by Mr. Baker through June 30, 2004 (Term). Under the terms of the agreement, Mr. Baker will, during the Term, be entitled to a minimum annual base salary of $420,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 12,000 shares under the LTICP. The agreement entitles Mr. Baker to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

         The Company entered into an employment agreement with Mr. Longhurst effective November 1, 2002. The agreement provides for the continued service by Mr. Longhurst through July 31, 2005 (Term). Under the terms of the agreement, Mr. Longhurst will, during the Term, be entitled to an initial annual base salary of $205,000, eligibility for an annual bonus under the terms of the AIP, a retention bonus payment equal to $20,000 if Mr. Longhurst continues his employment through the end of the Term, and eligibility for consideration for awards under the LTICP. The agreement also provides for certain benefits associated with Mr. Longhurst's transition from international assignment status to his employment status with the Company, including housing, relocation and transportation assistance, immigration assistance and tax preparation assistance. The agreement entitles Mr. Longhurst to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the base salary and target bonuses he would have received for the remainder of the Term; the retention bonus payment; a payment in lieu of certain international assignment transition benefits provided for in the agreement; and relocation to the U.K. for Mr. Longhurst and his family.

         TXU Corp. and its participating subsidiaries maintain retirement plans (Retirement Plan), which are qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). The Retirement Plan contains both a traditional defined benefit component and a cash balance component. Annual retirement benefits under the traditional defined benefit component, which applied during 2002 to each of the named officers other than Mr. Nye and Mr. Longhurst, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. The Retirement Plan also contains a cash balance component, which covers all employees who first become eligible to participate in the Retirement Plan on or after January 1, 2002, and employees previously covered under the traditional defined benefit component who, during a one-time election period in 2001 (and for certain employees covered by collective bargaining agreements, during other specifically negotiated election periods) elected to convert the actuarial equivalent of their accrued traditional defined benefit to the cash balance plan component. Mr. Nye elected to convert to the cash balance plan during the 2001 election period. Under the cash balance component, hypothetical accounts are established for participants and credited with monthly contribution credits equal to a percentage of the participant's compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant's combined age and years of accredited service) and interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Amounts reported under Salary for the named executive officers in the Summary Compensation Table approximate earnings as defined under the traditional defined benefit component of the Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the traditional defined benefit component of the Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. Based on benefits accrued under the cash balance component of the Retirement Plan as of December 31, 2002, the estimated annual benefit payable to Mr. Nye under such component at normal retirement age is $1,138,269. Mr. Longhurst was covered by the Electricity Supply Pension Scheme, in which TXU Europe participates, through October 31, 2002. As of December 31, 2002, years of accredited service under the Retirement Plan for Messrs. Nye, Baker, Farell and Longhurst were 40, 32, 28 and 0, respectively.

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

         TXU Corp.'s supplemental retirement plan (Supplemental Plan) provides for the payment of retirement benefits, which would otherwise be limited by the Code or the definition of earnings in the Retirement Plan, as well as retirement compensation not payable under the Retirement Plan which TXU Corp. or its participating subsidiaries are obligated to pay. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the defined benefit component of the Retirement Plan, earnings also include AIP awards (for 2002, 100% of the AIP award, and for 2001 and 2000, 50% of the AIP awards, are reported under Bonus for the named officers in the Summary Compensation Table). The table set forth above illustrates the total annual benefit payable at retirement under the Retirement Plan inclusive of benefits payable under the Supplemental Plan, prior to any reduction for earlier-than-normal or a contingent beneficiary option which may be selected by participants.

The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp. and is illustrative of the methodology utilized in establishing the compensation of executive officers of TXU Gas. References in the report to the "Company" are references to TXU Corp. and references to "this proxy statement" are references to TXU Corp.'s proxy statement in connection with TXU Corp.'s 2003 annual meeting of shareholders.


                 ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

         The Organization and Compensation Committee of the Board of Directors (Committee) is responsible for reviewing and establishing the compensation of the executive officers of the Company. The Committee consists of directors of the Company who are not employees or former employees of the Company and is chaired by J. E. Oesterreicher. The Committee has directed the preparation of this report and has approved its content and submission to the shareholders.

         As a matter of policy, the Committee believes that levels of executive compensation should be based upon an evaluation of the performance of the Company and its officers generally, as well as in comparison to persons with comparable responsibilities in similar business enterprises. Compensation plans should align executive compensation with returns to shareholders with due consideration accorded to balancing both long-term and short-term objectives. The overall compensation program should provide for an appropriate and competitive balance between base salaries and performance-based annual and long-term incentives. The Committee has determined that, as a matter of policy to be implemented over time, the base salaries of the officers will be established around the median, or 50th percentile, of the base salaries provided by comparable energy companies, or other relevant market, and that opportunities for total direct compensation (defined as the sum of base salaries, annual incentives and long-term incentives) to reach the 75th percentile, or above, of such market or markets will be provided through annual and long-term performance-based incentive compensation plans. Such compensation principles and practices have allowed, and should continue to allow, the Company to attract, retain and motivate its key executives.

         In furtherance of these policies, nationally recognized compensation consultants have been retained to assist the Committee in its periodic reviews of compensation and benefits provided to officers. The consultants' evaluations include comparisons to comparable utilities and energy companies as well as to general industry with respect both to the level and composition of officers' compensation.

         The compensation of the officers of the Company consists principally of base salaries, the opportunity to earn an incentive award under the Annual Incentive Plan (AIP), awards of performance-based restricted shares under the Long-Term Incentive Compensation Plan (Long-Term Plan) and the opportunity to participate in the Deferred and Incentive Compensation Plan (DICP). Awards under the AIP are directly related to annual performance as evaluated by the Committee. The ultimate value of any awards of performance-based restricted shares, if any, under the Long-Term Plan, as well as the value of future payments under the DICP are directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

         The AIP, which was first approved by the shareholders in 1995 and reapproved in 2000, is administered by the Committee and provides an objective framework within which annual performance can be evaluated by the Committee. Depending on the results of such performance evaluations, and the attainment of the per share net income goals established in advance, the Committee may provide annual incentive compensation awards to eligible officers. As amended in 2001 with respect to awards provided in 2002 and thereafter, the evaluation of each individual participant's performance may be based upon the attainment of a combination of corporate, group, business unit, function and/or individual objectives. The Company's annual performance is evaluated based upon its total return to shareholders, return on invested capital and earnings growth, as well as other measures such as competitiveness, service quality and employee safety. The combination of individual and Company results, together with the Committee's evaluation of the competitive level of compensation which is appropriate for such results, determines the amount, if any, actually awarded. Awards under the AIP constitute the principal annual incentive component of officers' compensation.

         The Long-Term Plan, which was first approved by the shareholders in 1997 and reapproved as amended in 2002, is also administered by the Committee and is a comprehensive stock-based incentive compensation plan under which all awards are made in, or based on the value of, the Company's common stock. The Long-Term Plan provides that, in the discretion of the Committee, awards may be in the form of stock options, stock appreciation rights, performance and/or restricted stock or stock units or in any other stock-based form. The purpose of the Long-Term Plan is to provide performance-related incentives linked to long-term performance goals. Such performance goals may be based on individual performance and/or may include criteria such as absolute or relative levels of total shareholder return, revenues, sales, net income or net worth of the Company, any of its subsidiaries, business units or other areas, all as the Committee may determine. Awards under the Long-Term Plan provided to the officers of the Company have been almost exclusively in the form of performance-based restricted stock as more fully described hereinafter. Awards under the Long-Term Plan constitute the principal long-term component of officers' compensation.

         In establishing levels of executive compensation, the Committee has reviewed various performance and compensation data, including the performance measures under the AIP and the reports of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing comparable electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's Electric Utilities Index which are reflected in the graph on page 21. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

         Since its last report to shareholders which was published in the proxy statement for 2002, the Committee has considered officers' compensation matters at several meetings including those held in February and May of 2002 and in February of 2003. The results of Committee actions taken in February and May of 2002 are included in the Summary Compensation Table on page 9 of this proxy statement. Generally speaking, the actions taken at those meetings in 2002 reflected the Company's exemplary performance in 2001 (total return of 12.2%, the 2nd highest of the 10 largest utilities in the United States) and for the three years ended in March 2002 (total return of 57.9%, the 5th highest of the 28 companies comprising the Standard & Poor's Electric Utilities Index). Actions taken at its meeting in February 2003 reflect the Company's recent business reversals and include freezing executive officers' salaries and not providing any AIP awards for 2002 performance. Moreover, it is anticipated that awards of performance-based restricted stock under the Long-Term Plan which were provided in May 2000 will be forfeited as a result of recent performance, and that awards provided in 2001 and 2002 may also be completely or partially forfeited depending on returns during the remainder of the relevant performance periods.

         With respect to the base salaries of the officers, at its meeting in February of 2002, the Committee authorized certain increases in salaries, including the Chief Executive's. Those increases were intended to reflect competitive market comparisons and to establish base salaries around the median of such markets. Increases provided in February 2002 are reflected in the Summary Compensation Table. As noted earlier, at its meeting in February 2003 the Committee decided not to increase the base pay of any of the executive officers.

         AIP awards provided by the Committee in February 2002 were based upon the Company's strong performance in 2001 and are reflected in the Summary Compensation Table. Based upon the Company's performance in 2002, including its failure to achieve the earnings per share targets established in advance, the Committee, at its meeting in February 2003, determined not to provide AIP awards to any officers for 2002 performance. Discretionary cash bonuses were provided to a limited number of officers in February 2003 as the result of superior performance in certain business activities and other individual circumstances.

         At its meetings in February 2002 and February 2003, the Committee provided awards of performance-based restricted shares under the Long-Term Plan to certain officers, including the Chief Executive. Information relating to awards made to the named executive officers in 2002 is contained in the Table on page 11 of this proxy statement. The ultimate value of all of the awards, if any, will be determined by the Company's total return to shareholders over selected performance periods compared to the total returns for those periods of the companies comprising the Standard & Poor's Electric Utilities Index. Depending upon the Company's relative total return for such periods, the officers may earn from 0% to 200% of the original award, and their compensation is, thereby, directly related to shareholder value. All of the awards contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's Electric Utilities Index and that such percentage of the original award will be reduced as the Company's return compared to the returns provided by the companies in the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

         Additionally, with respect to the Long-Term Plan, the Committee, at its meeting in May 2002, considered the performance-based restricted stock awards provided to certain officers in May 1999. Based upon its review and comparison of the Company's total return to the returns provided by the companies comprising the Standard & Poor's Electric Utilities Index, the Committee determined that the Company's performance during the three-year performance period ending in March 2002 permitted the payment of 200% of such 1999 awards. As noted earlier, during the three-year performance period ending in March 2002, the Company's total return of 57.9% was the 5th highest (85th percentile) of the 28 companies comprising the index at that time. Payments of these awards were made in the form of the Company's stock and cash, and, for Messrs. Nye, Gibbs, Dickie and McNally and Ms. Curry, the value of such cash and stock at the date of distribution is included in the LTIP Payouts column of the Summary Compensation Table on page 9 of this proxy statement.

         With respect to the compensation of the Chief Executive, in February 2002 the Committee increased Mr. Nye's base salary as Chief Executive to an annual rate of $1,050,000 representing a $75,000 or 7.6% increase over the amount established for Mr. Nye in May of 2001. Based upon the Committee's evaluation of individual and Company performance in 2001, including the Company's total return of 12.2% which was the second highest of the 10 largest utilities in the United States, the Committee provided Mr. Nye with an AIP award of $1,000,000 and a special bonus award of $750,000 compared to the prior year's AIP award of $950,000. The Committee also awarded 150,000 shares of performance-based restricted stock to Mr. Nye. Under the terms of his award, Mr. Nye can earn from 0% to 200% of the original award, depending on the Company's total return to shareholders over a three-year period (April 1, 2002 through March 31, 2005) compared to the total return provided by the companies comprising the Standard & Poor's Electric Utilities Index. In addition, as previously noted in this report and based upon the Company's total return of 57.9% for the three years ended in March of 2002, the Committee in May of 2002 approved the payment of 200% of the 1999 performance-based restricted stock awards under the Long-Term Plan, which for Mr. Nye was 80,000 shares.

         Actions taken by the Committee in 2003 with respect to the Chief Executive's compensation reflect the Company's recent business reversals. In February 2003, the Committee established Mr. Nye's base salary at an annual rate of $1,050,000, which is the same rate as established in 2002. In recognition of the Company's cost reduction efforts, Mr. Nye has voluntarily reduced his base salary to a rate of $950,000 for one year. As noted earlier, the Committee did not provide AIP awards to any executive officers, including Mr. Nye, in 2003 based on 2002 performance. Additionally, in 2003 the Committee provided awards of performance-based restricted stock to Mr. Nye, the ultimate value of which will be determined by the Company's performance over two-year and three-year performance periods. Under the terms of his awards, Mr. Nye can earn from 0% to 200% of the original awards depending, with respect to 80,000 shares, on the Company's total return to shareholders over a two-year period (April 1, 2003 through March 31, 2005) and, with respect to 80,000 shares, on the Company's total return to shareholders over a three-year period (April 1, 2003 through March 31, 2006) compared to the total returns provided for the respective periods by the companies comprising the Standard & Poor's Electric Utilities Index. The level of compensation established for the Chief Executive in 2002 and in 2003 was based upon the Committee's subjective evaluation of the information contained in this report consistent with the Committee's policy relating to total compensation.

         As previously reported, the Company has entered into employment agreements, as approved by the Committee, with certain officers, including the Chief Executive. Mr. Nye's prior employment agreement was superceded, effective June 1, 2002, by a new agreement which was approved in May 2002. The terms of employment agreements with the named executive officers are described in Footnote 6 to the Summary Compensation Table on pages 12, 13 and 14 of this proxy statement.

         Certain of the Company's business units have developed separate annual incentive compensation plans. Those plans focus on the results achieved by those individual business units and the compensation opportunities provided by those plans are considered to be competitive in the markets in which those units compete. Generally, officers may not participate in both the traditional incentive compensation plans as discussed herein and the business unit plans. None of the named executive officers participate in the individual business unit plans.

         In discharging its responsibilities with respect to establishing officers' compensation, the Committee normally considers such matters at its February and May meetings. Although Company management may be present during Committee discussions of officers' compensation, Committee decisions with respect to the compensation of the Chief Executive are reached in private session without the presence of any member of Company management.

         Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers. As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. Awards under the AIP and the Long-Term Plan are expected to be fully deductible. The DICP and the Salary Deferral Program have been amended to require the deferral of distributions of maturing amounts until the time when such amounts would be deductible. A portion of the special bonus amounts provided to Mr. Nye in 2002 are not expected to be deductible but such amounts are not material.

         Shareholder comments to the Committee are welcomed and should be addressed to the Secretary of the Company at the Company's offices.

                      Organization and Compensation Committee

  J. E. Oesterreicher, Chair           Jack E. Little
  Derek C. Bonham                      Margaret N. Maxey
  William M. Griffin                   Charles R. Perry (retired February 2003)
  Kerney Laday                         Herbert H. Richardson

                                PERFORMANCE GRAPH

         The following graph compares the performance of TXU Corp.'s common stock to the S&P 500 Index and S&P Electric Utilities Index for the last five years. The graph assumes the investment of $100 at December 31, 1997 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

                            Cumulative Total Returns
                        for the Five Years Ended 12/31/02




         Line graph inserted here that shows Cumulative Total Returns in dollars by years 1997-2002.




                                              ----------- ---------- ------------ ----------- ----------- ----------
                                                    1997       1998         1999        2000        2001       2002
--------------------------------------------- ----------- ---------- ------------ ----------- ----------- ----------
TXU Corp................................             100        118           96         128         143         59
--------------------------------------------- ----------- ---------- ------------ ----------- ----------- ----------
S&P 500 Index...........................             100        129          156         141         125         97
--------------------------------------------- ----------- ---------- ------------ ----------- ----------- ----------
S&P Electric Utilities Index............             100        115           93         143         131        112
--------------------------------------------- ----------- ---------- ------------ ----------- ----------- ----------

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners at March 17, 2003:

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

Security ownership of management at March 17, 2003:

        The following lists the common stock of TXU Corp. owned by the Directors and Executive Officers of TXU Gas. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at March 17, 2003. None of the named individuals own any of the preferred stock of TXU Gas or the preferred securities of any subsidiaries of TXU Gas.

                                                                     Number of Shares
                                       ---------------------------------------------------------------------------

                 Name                      Beneficially Owned         Deferred Plan (1)                    Total
                 ----                      ------------------         -----------------                    -----

 T. L. Baker.......................              91,588                      28,104                       119,692
 H. Dan Farell ....................              28,006                      18,784                        46,790
 Scott R. Longhurst................               8,896                           0                         8,896
 Michael J. McNally................             127,344                      33,734                       161,078
 Erle Nye..........................             420,366                      87,792                       508,158
 Eric H. Peterson..................              26,443                           0                        26,443
 R. A. Wooldridge..................               9,576                           0                         9,576
 All Directors and Executive
   Officers as a group (7).........             712,219                     168,414                       880,633

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

                                     PART IV

Item 14. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of TXU Gas' management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect within 90 days of the filing date of this annual report. Based on the evaluation performed, TXU Gas' management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

         There have been no significant changes in TXU Gas' internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referenced above.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of the report:

    Financial Statements (included in Appendix A to this report):

                                Item                                                                     Page
                                ----                                                                     ----

           Selected Financial Data...................................................................      A-2
           Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................................      A-3
           Statement of Responsibility...............................................................     A-16
           Independent Auditors' Report..............................................................     A-17
           Statements of Consolidated Income and Comprehensive Income for each of the
                three years in the period ended December 31, 2002....................................     A-18
           Statements of Consolidated Cash Flows for each of the three years in the period
                ended December 31, 2002..............................................................     A-19
           Consolidated Balance Sheets, December 31, 2002 and 2001...................................     A-20
           Statements of Consolidated Shareholder's Equity for each of the three years in the
                period ended December 31, 2002.......................................................     A-21
           Notes to Financial Statements.............................................................     A-22

         The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K:

         Reports on Form 8-K filed since September 30, 2002, are as follows:

         Date                     Item Reported
         ----                     -------------

         November 5, 2002    Item 2. Disposition of Assets
                             Item 7. Financial Statements and Exhibits
         December 17, 2002   Item 5. Other Events and Regulation FD Disclosure

(c) Exhibits: Included in Appendix B to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TXU GAS COMPANY


Date:   March 28, 2003           By:        /s/  ERLE NYE
                                ------------------------------------
                                (Erle Nye, Chairman of the Board and
                                           Chief Executive)


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

                         Signature                                   Title                              Date
                         ---------                                   -----                              ----

/s/                      ERLE NYE                           Principal Executive                  March 28, 2003
----------------------------------------------------------- Officer and Director
   (Erle Nye, Chairman of the Board and Chief Executive)


/s/                   SCOTT LONGHURST                       Principal Financial                   March 28,2003
.......----------------------------------------------------- Officer
         (Scott Longhurst, Senior Vice President)

/s/                   BIGGS C. PORTER                       Principal Accounting Officer          March 28, 2003
-----------------------------------------------------------
             (Biggs C. Porter, Vice President)

/s/                     T. L. BAKER                         Director                              March 28, 2003
-----------------------------------------------------------
                       (T. L. Baker)

/s/                 MICHAEL J. McNALLY                      Director                              March 28, 2003
-----------------------------------------------------------
                   (Michael J. McNally)

/s/                  ERIC H. PETERSON                       Director                               March 28, 2003
------------------------------------------------------------
                    (Eric H. Peterson)

/s/                ROBERT A. WOOLDRIDGE                     Director                               March 28, 2003
-------------------------------------------------------------
                  (Robert A. Wooldridge)

                                 TXU GAS COMPANY
                              CERTIFICATION OF CEO


     I, Erle Nye, Chairman of the Board and Chief Executive of TXU Gas Company, certify that:

1.   I have reviewed this annual report on Form 10-K of TXU Gas Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                /s/ Erle Nye
                              ----------------------------------------------
                              Signature: Erle Nye
                             Title: Chairman of the Board and Chief Executive

                                 TXU GAS COMPANY
                              CERTIFICATION OF PFO


     I, Scott Longhurst, Principal Financial Officer of TXU Gas Company, certify that:

1.   I have reviewed this annual report on Form 10-K of TXU Gas Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003           /s/ Scott Longhurst
                           ------------------------------
                           Signature: Scott Longhurst
                           Title: Principal Financial Officer


                                                                                                     Appendix A


TXU GAS COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2002

                                                                                                          Page

Selected Financial Data.....................................................................               A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations.......               A-3

Statement of Responsibility.................................................................              A-16

Independent Auditors' Report................................................................              A-17

Financial Statements:

     Statements of Consolidated Income and Comprehensive Income.............................              A-18

     Statements of Consolidated Cash Flows..................................................              A-19

     Consolidated Balance Sheets............................................................              A-20

     Statements of Consolidated Shareholder's Equity........................................              A-21

     Notes to Financial Statements..........................................................              A-22


                        TXU GAS COMPANY AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA


                                                                    Year Ended
                                                                   December 31,
                                                   -----------------------------------------------------------------
                                                     2002         2001          2000          1999        1998
                                                    ------       ------        ------        -------   -----------
                                                          (millions of dollars, except volumes and ratios)

Total assets-- end of year.........................  $2,289       $4,543        $5,658       $ 3,433      $3,957
                                                     ======       ======        ======       =======      ======

Capitalization-- end of year
  Long-term debt, less amounts due currently.......   $ 426        $ 553        $  757       $   551      $  551
  TXU Gas Company obligated, mandatorily
   redeemable, preferred securities of
   subsidiary trust holding solely junior
   subordinated debentures of TXU Gas
   Company (trust securities).....................      147          147           147           147         146
  Preferred stock.................................       75           75            75            75          75
  Common stock equity.............................      753          985           949           965         741
                                                     ------       ------        ------       -------      ------
     Total........................................   $1,401       $1,760        $1,928       $ 1,738      $1,513
                                                     ======       ======        ======       =======      ======
Capitalization ratios-- end of year
  Long-term debt..................................     30.4%        31.4%         39.3%         31.7%       36.4%
  Trust securities................................     10.5          8.3           7.6           8.5         9.6
  Preferred stock.................................      5.4          4.3           3.9           4.3         5.0
  Common stock equity.............................     53.7         56.0          49.2          55.5        49.0
                                                     ------       ------        ------       -------      ------
     Total........................................    100.0%       100.0%        100.0%        100.0%      100.0%
                                                     ======       ======        ======       =======      ======

Operating revenues of continuing operations
  Gas distribution:
    Residential...................................    $ 563       $  710         $ 616        $   402      $  437
    Commercial....................................      291          387           318            212         225
    Industrial and electric generation............       20           47            28             20          20
                                                     ------       ------         -----        -------      ------
     Total gas distribution.......................      874        1,144           962            634         682
  Pipeline transportation.........................       59           48            57             57          58
  Other revenues, net of intercompany
    eliminations..................................       48           37            88            177         115
                                                     ------       ------         -----        -------      ------
     Total operating revenues of continuing
       operations.................................    $ 981       $1,229        $1,107        $   868      $  855
                                                     ======       ======        ======        =======      ======

Income (loss) from continuing operations..........    $  11        $   1         $  66        $     8      $  (29)
                                                     ======        =====         =====        =======      ======

Ratio of income (loss)from continuing
  operations to fixed charges.....................     1.26         1.12          2.43           1.08        0.52
Ratio of income (loss)from continuing
  operations to combined fixed charges and
  preferred dividends.............................     1.15         0.76          2.25           1.04        0.49


With the transfer of certain businesses to TXU Energy Company LLC on January 1, 2002 (see Note 1 to Financial Statements), the gas distribution, gas pipeline and asset management services businesses constitute TXU Gas Company's continuing operations.

Certain previously reported financial and operating statistics have been reclassified to conform to current classifications.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


BUSINESS AND DISPOSITIONS

         TXU Gas Company (TXU Gas), a Texas corporation, is a largely regulated business engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides energy asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp.

         Divisions and subsidiaries of TXU Gas include TXU Gas Distribution, a retail gas distribution company serving over 1.4 million residential, commercial and industrial customers through over 26,000 miles of distribution mains, TXU Lone Star Pipeline, which operates approximately 6,800 miles of transmission and gathering pipeline in Texas, and Oncor Utility Solutions which offers utility asset management services to cooperatives and municipally-owned and investor-owned utilities in North America.

         Prior to the restructuring of TXU Corp. and its United States (US) subsidiaries in connection with the opening of the Texas electricity market to competition, effective January 1, 2002, TXU Gas was also engaged in certain risk management and energy trading activities and the retail sale of natural gas to large commercial and industrial customers in various competitive markets in the US. As a part of that restructuring, TXU Gas transferred those operations to TXU Energy Company LLC (TXU Energy), a wholly-owned indirect subsidiary of TXU Corp. Accordingly, the transferred operations have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas.

         In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary for $105 million, resulting in a pre-tax gain of $53 million ($34 million after-tax), which is reported in other income in the statement of income.

CRITICAL ACCOUNTING POLICIES

         All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

         TXU Gas' significant accounting policies are detailed in Note 2 to Financial Statements. TXU Gas follows accounting principles generally accepted in the United States of America. In applying these accounting policies in the preparation of TXU Gas' consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Gas that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

         Revenue recognition - TXU Gas records gas distribution revenues as natural gas is provided to retail customers on the basis of periodic cycle meter readings and includes an estimated accrual for the value of gas provided from the meter reading date to the end of the period. Such accruals are based on estimated daily consumption, which is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Gas pipeline transportation revenues are recognized as services are provided to customers based on estimated volumes subsequently confirmed by meter readings. Revenues include adjustments under regulatory mechanisms to recover or refund the cost of natural gas purchased for distribution to retail customers that is above or below the level included in billed distribution rates.

         Regulatory assets and liabilities - The financial statements of TXU Gas reflect regulatory assets and liabilities under cost-based rate regulation in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effect of Certain Types of Regulation." The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See Note 11 to Financial Statements.)

         Depreciation of Property, Plant and Equipment - The depreciable lives of pipeline and distribution systems are based on management's estimates/determinations of the systems' economically useful lives as approved by regulatory authorities. To the extent that the actual lives differ from these estimates, there would be an impact on the amount of depreciation expense recognized in the financial statements.

         Goodwill and Intangible Assets -- TXU Gas evaluates goodwill for impairment at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." TXU Gas has performed impairment tests for reporting units reflected in results of operations from continuing operations, and no goodwill impairment charges were recorded.

         TXU Gas primarily uses discounted cash flow analyses to test for goodwill impairment. Such analyses require a significant number of estimates and assumptions regarding future earnings, working capital requirements, capital expenditures, discount rate, terminal year growth factor and other modeling factors.

         Defined Benefit Pension Plans and Other Postretirement Benefit Plans -- TXU Gas is a participating employer in the TXU Retirement Plan (Retirement
Plan), a defined benefit pension plan sponsored by TXU Corp. TXU Gas also participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Corp. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits (see Note 9 to Financial Statements for further discussion of those costs) are dependent upon numerous factors, assumptions and estimates.

         For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan, and earnings on plan assets. The Retirement Plan's assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may also impact current and future pension costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

         In accordance with SFAS 87, "Employers' Accounting for Pensions," changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

         As of December 31, 2002, key assumptions of the Retirement Plan and other postretirement benefit plans were revised, including decreasing the expected return on plan assets from 9% to 8.5% and decreasing the assumed discount rate from 7.5% to 6.75%. In selecting assumed discount rates, TXU Corp. considered fixed income security yield rates for AA rated portfolios as reported by Moody's. In selecting an assumed rate of return on plan assets, TXU Corp. considered past performance and economic forecasts for the types of investments held by the plan. The market value of the Retirement Plan assets has been affected by sharp declines in equity markets since the first quarter of 2000. The Retirement Plan asset values have declined $151 million and $49 million in 2002 and 2001, respectively. The projected benefit obligation has increased by $165 million as a result of the change in the discount rate. Further, based on the current assumptions and available information, in 2003 funding requirements for TXU Gas are expected to increase approximately $2 million and pension expense is expected to increase, as a result of the changed assumptions above and other actions, a total of approximately $6 million over 2002 amounts. Pension cost and cash funding requirements could increase in future years.

         As a result of the Retirement Plan asset return experience, at December 31, 2002, TXU Gas was required to recognize its portion of an additional minimum liability as prescribed by SFAS 87, "Employers' Accounting for Pensions," and SFAS 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The liability, which amounted to $25 million ($16 million after-tax) for TXU Gas, was recorded as a reduction to shareholder's equity through a charge to Other Comprehensive Income, and did not affect net income for 2002. The charge to Other Comprehensive Income will be reversed in future periods to the extent fair value of trust assets exceeds the accumulated benefit obligation.

         The amounts provided above for funding requirements, pension expense and minimum liability adjustment mentioned above, represent allocations of the TXU Corp. Retirement Plan to TXU Gas.


RESULTS OF OPERATIONS

Selected Statistical and Financial Data

                                                                              Year Ended December 31,
                                                                    ----------------------------------------
                                                                        2002            2001            2000
                                                                     --------        --------        -------
SALES VOLUMES
   Gas distribution (billion cubic feet -- Bcf):
       Residential.......................................                  86              84              83
       Commercial........................................                  53              53              51
       Industrial and electric generation................                   5               7               4
                                                                     --------        --------        --------
          Total gas distribution.........................                 144             144             138
                                                                     ========        ========        ========

   Pipeline transportation (Bcf).........................                 437             386             462
                                                                     ========        ========        ========

OPERATING REVENUES
   Gas distribution:
       Residential.......................................            $    563        $    710        $    616
       Commercial........................................                 291             387             318
       Industrial and electric generation................                  20              47              28
                                                                     --------        --------        --------
          Total gas distribution.........................                 874           1,144             962
   Pipeline transportation...............................                  59              48              57
   Other revenues, net of intercompany eliminations......                  48              37              88
                                                                     --------        --------        --------
          Total operating revenues.......................            $    981        $  1,229        $  1,107
                                                                     ========        ========        ========

GAS DISTRIBUTION CUSTOMERS
   (end of year - in thousands)..........................               1,470           1,447           1,438

HEATING DEGREE DAYS (% of normal)........................                 102%             98%             95%


2002 compared to 2001
---------------------

         TXU Gas' operating revenues decreased $248 million, or 20%, to $981 million in 2002. The decline was driven by lower revenues of $270 million in the distribution business, reflecting lower gas costs partially offset by $22 million in higher base distribution service rates. Distribution volumes were even with the prior year.

         Gross margin (operating revenue less gas purchased for resale) rose $8 million, or 2%, to $473 million in 2002. The increase was driven by higher base distribution service rates. Rates billed to customers include base distribution service rates and costs of gas delivered.

         Operation and maintenance expense increased $2 million, or 1%, to $257 million in 2002. The increase reflects $5 million in increased employee benefit costs, $3 million in claim settlements, $3 million in developmental expenses in the asset management services business, and other cost increases totaling $1 million, partially offset by reduced bad debt expense of $10 million, reflecting the lower cost of gas billed to customers.

         Depreciation and other amortization, other than goodwill, rose $3 million, or 5%, to $68 million in 2002. The increase reflected higher depreciation of distribution system assets of $5 million due to normal growth and system improvements, partially offset by lower regulatory asset amortization of $2 million.

         Goodwill amortization of $9 million in 2001 ceased in 2002, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS No. 142.

         Taxes other than income decreased $19 million, or 20%, to $76 million in 2002. The decline was driven by lower gross receipts taxes, reflecting lower revenues due to the decline in gas costs from high weather-related levels in late 2000.

         Other income decreased $16 million to $10 million in 2002. The 2002 period includes $5 million in gains on disposition of property and $2 million in earnings from investments in unconsolidated subsidiaries. The 2001 period includes $18 million from a favorable settlement of legal proceedings related to a gas purchase contract and $4 million in gains on disposition of property.

         There was no interest income in 2002 compared with $9 million in 2001. Interest income in 2001 related to under-collected gas costs, reflecting high gas costs during the winter of 2000/2001.

         Interest expense and other charges decreased $2 million, or 3%, to $63 million in 2002. The decrease is primarily due to lower average interest rates on advances from affiliates.

         The effective income tax rate was 35.3% in 2002 and 87.5% in 2001, with the difference primarily due to the cessation of non-deductible goodwill amortization.

         Income from continuing operations before extraordinary loss rose $10 million to $11 million in 2002. The increase was driven by lower taxes other than income, the cessation of goodwill amortization and the gross margin growth, partially offset by the declines in other income and interest income. Net pension and post-retirement benefit costs reduced net income by $10 million in 2002 and $7 million in 2001.

         There was no income or loss from discontinued operations in 2002, compared to income of $28 million in 2001, reflecting the transfer of those operations to TXU Energy effective January 1, 2002.

         An extraordinary loss of $23 million (net of tax benefit of $12 million) was recorded in 2002 related to the early extinguishment of debt. On October 15, 2002, TXU Gas exercised its right to redeem $200 million aggregate principal amount of Putable Asset Term Securities (PATS), which would have matured on October 15, 2012, for a cash premium of $35 million.

         Net loss applicable to common stock was $16 million in 2002 compared with income of $25 million in 2001, a change of $41 million. As discussed above, growth in income from continuing operations of $10 million in 2002 was more than offset by the absence of income from discontinued operations ($28 million in 2001) and the extraordinary loss of $23 million.

2001 compared to 2000
---------------------

         The following discussion excludes the operating results from the gas processing business sold in May 2000, consisting of operating revenues of $54 million, gross margin of $42 million, operation and maintenance expense of $35 million, depreciation and amortization expense of $1 million and taxes other than income of $1 million. These amounts are for the 2000 period through the sale date.

         TXU Gas' operating revenues increased $176 million, or 17%, to $1.2 billion in 2001. This increase reflected higher gas distribution prices resulting from higher gas costs and base distribution service rates, as well as 4% growth in distribution volumes. The higher costs and volumes reflected the colder winter weather in the first quarter of 2001.

         Gross margin (operating revenue less energy purchased for resale) increased $4 million, or 1%, to $465 million in 2001. Improved margin from increased gas volumes distributed due to the colder winter weather was partially offset by gas costs adjustments that are unrecoverable under regulatory mechanisms.

         Operation and maintenance expense increased $34 million, or 15%, to $255 million in 2001. The gas distribution business had increases in several expense categories, including bad debts and increased maintenance costs for system reliability. The increased bad debt expense reflected higher billings to customers due to higher gas costs.

         Depreciation and amortization, other than goodwill, rose $5 million, or 8%, to $65 million in 2001 due primarily to normal growth as well as improvements to the distribution system.

         Taxes other than income rose $33 million, or 53%, to $95 million in 2001. This increase reflected higher gross receipts taxes due largely to the weather-related rise in natural gas costs and revenues in late 2000 and early 2001.

         Other income decreased to $26 million in 2001 from $61 million in 2000. Other income in 2001 included $18 million from the favorable settlement of legal proceedings related to a gas purchase contract. Other income in 2000 included $53 million from the sale of the gas processing business.

         Other deductions in 2001 were $3 million, compared with none in the prior year, reflecting losses on asset disposals.

         Interest income rose $6 million to $9 million in 2001, reflecting interest on under-recovered gas costs as allowed under regulation.

         Interest expense and other charges decreased $7 million, or 10%, to $65 million in 2001. This change is due primarily to lower average interest rates on advances from affiliates.

         The effective tax rate excluding non-deductible goodwill amortization of $9 million in both years was 41.2% in 2001 and 34.8% in 2000. There were no other material changes or adjustments impacting the effective rate comparison.

         Income from continuing operations before extraordinary loss was $1 million in 2001 compared to $66 million in 2000. Excluding a $53 million ($34 million after-tax) gain on the May 2000 sale of the gas processing business and its related net income of $6 million, income from continuing operations declined $25 million. These results were driven by the higher operation and maintenance expenses and taxes other than income, partially offset by the favorable settlement of legal proceedings (reported in other income).

         Income from discontinued operations was $28 million in 2001 compared with a loss of $79 million in 2000. The improvement was driven by favorable energy trading results, partially offset by higher expenses associated with expanding the business in preparation for the opening of the Texas electricity market to competition.

         Net income applicable to common stock for 2001 was $25 million compared with a net loss of $17 million for 2000. Improved results in discontinued operations were partially offset by the decline in continuing operations.

Other Comprehensive Income
--------------------------

         Minimum pension liability adjustments reported in other comprehensive income for 2002 and 2001 are losses of $25 million ($16 million after-tax) and $1 million, respectively, with no adjustments in 2000. The minimum pension liability represents the difference between the excess of the accumulated benefit obligation over the pension plans' assets and the liability reflected in the balance sheet. Further, based on the current assumptions and available information, funding requirements in 2003 related to the pension plans are expected to increase by $2 million, and pension expense is expected to increase approximately $6 million over the 2002 amounts. See discussion under "Defined Benefit Pension Plans and Other Postretirement Benefit Plans."

         TXU Gas adopted SFAS No. 133 effective January 1, 2001 and recorded a $3 million ($2 million after-tax) credit to other comprehensive income at transition to reflect the fair value of derivative financial instruments designated as cash flow hedges. TXU Gas has historically used, and will continue to use, financial instruments that are effective in hedging future cash flow volatility in interest rates. The amounts included in other comprehensive income are expected to be used in the future to offset the impact of interest rate changes on related payments. Amounts in other comprehensive income include the value of interest rate cash flow hedges, based on current market conditions. The effects of the hedges will be recorded in the statement of income as the hedged transactions are actually settled.

         During 2002 and 2001, changes in the fair value of derivative financial instruments effective as cash flow hedges reflected losses of $3 ($2 million after-tax) and $9 million ($6 million after-tax), respectively. These losses were due to decreases in the fair value of interest rate hedges because of lower interest rates. During 2002, interest rate hedge losses reclassified from other comprehensive income to earnings were $5 million ($3 million after-tax), with none in 2001.

         In 2001, the discontinued operations entered into commodity-related cash flow hedge transactions. The effect of changes in fair value of these hedges of $25 million ($16 million after-tax) is reflected in other comprehensive income of discontinued operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

         Cash flows provided by operating activities for 2002 were $134 million compared to $140 million and $56 million for 2001 and 2000, respectively. The decrease from 2001 to 2002 reflected lower income tax refunds largely offset by the favorable effect on working capital of the collection in 2002 of a settlement of legal proceedings related to a gas purchase contract. The increase from 2000 to 2001 of $84 million reflected the effects of the temporary rise in natural gas prices and demand in late 2000 on unbilled gas costs and gas imbalances with wholesale customers, the recovery of which occurred in 2001.

         Cash flows used in financing activities in 2002 were $28 million, primarily reflecting the retirement of $200 million of PATS and the associated premium of $35 million, partially offset by advances from TXU Corp. of $219 million. Cash flows used in financing activities in 2001 were $183 million, primarily reflecting repayment of advances to TXU Corp. Cash flows from financing activities in 2000 reflected the issuance of $200 million of PATS and advances from TXU Corp.

         Cash flows used in investing activities for 2002 totaled $94 million. This compares to $179 million and $27 million used for investing activities in 2001 and 2000, respectively. The decrease in capital spending in 2002 of $82 million to $108 million reflects higher expenditures in 2001 for improvements in system reliability. These expenditures accounted for the increase in capital spending in 2001 of $64 million to $190 million. Capital expenditures are estimated at $113 million for 2003. The disposition of the gas processing business provided $105 million in cash in 2000.

         Discontinued operations used cash of $11 million in 2002, provided $219 million in 2001 and used $250 million in 2000. Cash provided in 2001 primarily reflected the return of cash deposits for trading margin requirements that were met with letters of credit. Cash used in 2000 primarily reflected the posting of these deposits.

         On October 15, 2002, TXU Gas exercised its right to redeem $200 million aggregate principal amount of PATS that would have matured on October 15, 2012 for a cash premium of $35 million ($23 million after-tax). TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of the PATS.

         On January 1, 2003, TXU Gas redeemed, at par value, $125 million principal amount 6 1/4% Notes, which were due on that date. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of these notes.

         Total capitalization at December 31, 2002 of $1.4 billion consisted of approximately 30.4% long-term debt less amounts due currently, 10.5% trust securities, 5.4% preferred stock, and 53.7% common stock equity.

         TXU Gas is not a borrower under any TXU Corp. credit agreements. TXU Gas will meet its short-term liquidity needs through advances from TXU Corp. and affiliated companies. TXU Gas had short-term advances from TXU Corp. of $110 million and $248 million as of December 31, 2002 and December 31, 2001, respectively.

         TXU Gas has entered into two interest rate swap agreements with respect to the TXU Gas Capital I trust securities, with notional principal amounts of $100 million and $50 million, that effectively fix the rate at 6.629% and at 6.444%, respectively, per annum to July 1, 2003.

         TXU Gas buys natural gas under long-term and short-term intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum volumes ("take-or-pay") of gas purchases. At December 31, 2002, TXU Gas' commitments to purchase natural gas under long-term contracts have market-based pricing mechanisms and no fixed price commitments. On the basis of TXU Gas' current expectations of demand from its customers as compared with its take-or-pay obligations under such purchase contracts, management does not consider it likely that any material payments will become due from TXU Gas for gas not taken.

Financing Arrangements

         Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary, which sells undivided interests in accounts receivable it purchases to financial institutions. As of December 31, 2002, the facility includes TXU Energy (through certain subsidiaries), Oncor and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2002, TXU Gas had sold $115 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $37 million and $77 million in subordinated notes, with $1 million of losses on sales for the year ended December 31, 2002 that principally represent the interest costs on the underlying financing. These losses approximated 5% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis.

         Upon termination, cash flows to the originators would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services Company, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Corp.'s subsidiaries' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the balance sheet.

         In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was further amended to allow receivables that are 31-90 days past due into the program.

         Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

     1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB- by S&P or Baa3 by Moody's; or
     2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds.

         The delinquency and dilution ratios exceeded the relevant thresholds at various times during 2002 and in January 2003, but waivers were granted. These ratios were affected by issues impacting TXU Energy related to the transition of the Texas electricity market to competition. The resolution of these issues, as well as the implementation of new rules by the Public Utility Commission of Texas, is expected to bring the ratios in consistent compliance with the program.

         Issuance of Debt and Equity -- TXU Gas may issue and sell additional debt and equity securities which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933. This includes the possible future offering of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts.

         During 2002, $360 million of advances from TXU Corp. were converted to paid-in capital.

        Credit Ratings of TXU Corp. and TXU Gas

        The current credit ratings for TXU Corp. and TXU Gas are presented below:

                               TXU Corp.      TXU Gas
                               ---------      -------
                                (Senior       (Senior
                              Unsecured)    Unsecured)
Standard & Poor's......          BBB-          BBB
Moody's................          Ba1           Baa3
Fitch .................          BBB-          BBB-


         Moody's currently maintains a negative outlook for TXU Corp. and TXU Gas. Fitch currently maintains a stable outlook for both entities. Standard & Poor's currently maintains a negative outlook for both entities.

         These ratings are investment grade except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one notch below investment grade.

         A rating reflects only the view of a rating agency and it is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

         Credit Rating and Cross Default Provisions -- Certain of TXU Gas' financing arrangements contain provisions that are specifically affected by changes in credit ratings and also include cross-default provisions. The material provisions are described below.

         Credit Rating Provisions --Under the accounts receivable program, all originators (currently TXU Energy through certain subsidiaries, Oncor and TXU
Gas), are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivable under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate. Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.


         Cross Default Provisions -- Certain financing arrangements of TXU Gas and its subsidiaries contain provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions. Most agreements have a cure period of up to 30 days from the occurrence of the specified event during which the company is allowed to rectify or correct the situation before it becomes an event of default.

         The accounts receivable program described above contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.


         A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross-default under the TXU Gas senior notes due 2004 and 2005 ($300 million) and two interest rate swap agreements entered into in connection with TXU Gas' floating rate mandatorily redeemable preferred securities (see Note 6). In the event of default on the swap agreements, a cash settlement of $4 million (as of December 31, 2002) for the out-of-the money position would be required.

         See Notes 5 and 12 to Financial Statements for the cash obligations of TXU Gas for long-term debt and operating leases, respectively.

         Guarantees -- In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas for a period ending no later than 2008. The maximum contingent liability under the guarantee is $92 million. No claims have been asserted under the guarantee and none are anticipated.

Quantitative and Qualitative Disclosure about Market Risk

         Market risk is the risk that TXU Gas may experience a loss in value as a result of changes in market conditions such as interest rates, which TXU Gas is exposed to in the ordinary course of business. TXU Gas enters into financial instruments such as interest rate swaps to manage interest rate risks related to indebtedness.

         Commodity Price Risk Management -- As a result of continued regulation, TXU Gas Distribution has minimal exposure to energy price risk.

         Interest Rate Risk -- The table below provides information concerning TXU Gas' financial instruments as of December 31, 2002 and 2001 that are sensitive to changes in interest rates, which include debt obligations, interest rate swaps and trust securities. TXU Gas has entered into interest rate swaps under which it has agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that coincide with interest payments. For trust securities, the table presents cash flows based on December 31, 2002 book value and the related weighted average rate by expected redemption date. The weighted average rate is based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts on long-term debt are excluded from the table. See Note 5 to Financial Statements for a discussion of changes in debt obligations.


                                             Expected Maturity Date
                                        ------------------------------------------------
                                                                                               2002              2001
                                                                                            -------------     ------------
                                                                                    There-             Fair            Fair
                                         2003      2004     2005     2006    2007    after    Total    Value    Total  Value
                                         ----      ----     ----     -----   ----   ------    -----   ------    -----  -----
                                                                      (Millions of Dollars)
Long-term Debt
  (including current maturities)
         Fixed Rate (millions of
           dollars)                     $ 125    $  150    $ 150       --     --    $ 125   $  550     $ 558   $ 750    $762
         Average interest rate......     6.25%     6.38%    7.13%      --     --     6.56%    6.59%       --    6.84%     --

Trust Securities
   TXU Gas Company obligated,
      mandatorily redeemable,
      preferred securities of
      subsidiary trust holding
      solely junior subordinated
      debentures of TXU Gas Company
         Variable rate............                                                  $ 147   $  147     $ 150   $ 147     $150
         Average interest rate....                                                   3.16%    3.16%       --    3.79%      --

Interest Rate Swaps
   (notional amounts)
   Variable to Fixed (millions of      $ 150        --       --      --       --      --    $  150     $  (4)  $ 150     $ (6)
       dollars)
      Pay rate...................       6.57%       --       --      --       --      --      6.57%       --    6.57%      --
      Receive rate...............       3.16%       --       --      --       --      --      3.16%       --    3.79%      --


         Concentration of Credit Risk -- TXU Gas' gross exposure to credit risk as of December 31, 2002 was $118 million, after reserves of $3 million, primarily representing trade accounts receivable associated with the sale of natural gas to residential and commercial customers. TXU Gas had no exposure to any one customer that represented greater than 10% of TXU Gas' trade accounts receivable at December 31, 2002. The risk of material loss from non-performance of these customers is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions.

Regulation and Rates

         TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. During 2002, rate cases were filed in 147 cities. The status of these cases is as follows: settlements were reached with 73 of these cities for annual increases aggregating $9 million; rate cases were withdrawn from 23 cities; and 51 cities declined settlement offers and passed ordinances denying the rate increases. On July 15, 2002, TXU Gas filed an appeal of these cities' actions with the Railroad Commission of Texas (RRC). A settlement was reached for $7.5 million. These settlements adjusted other aspects of the TXU Gas tariffs. The total annual favorable impact of the 2002 rate settlements and associated tariff adjustments is approximately $22 million.

         In July 2001 and August 2001, TXU Gas filed two cases, a gas cost review and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending.

         On August 30, 2002, TXU Gas filed the city gate gas cost reconciliation for the twelve-month period ended June 30, 2002 with the RRC. During this period, TXU Gas over-recovered its gas cost by $24 million, which is being refunded from October 2002 through June 2003. The refund has no material impact on the net income of TXU Gas.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

         Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on TXU Gas' operations, financial results and financial condition, and could cause TXU Gas' actual results or outcomes to differ materially from forward-looking statements (see "Forward-Looking Statements" below), include:

         TXU Gas' businesses operate in changing market environments influenced by various legislative and regulatory initiatives. TXU Gas will need to adapt to these changes.

         As a result of the energy crisis in California during the summer of 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, recently discovered accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Recently discovered accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and provide no true economic benefit, may have a negative effect on the industry. TXU Gas believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on TXU Gas' financial condition or access to the capital markets. Additionally, it is unclear what laws or regulations may develop, and TXU Gas cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

         TXU Gas is subject to changes in laws or regulations, changing governmental policies and regulatory actions, including those of the Railroad Commission of Texas, with respect to matters including, but not limited to, operation and construction of pipeline transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of purchased gas costs, and return on invested capital.

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

         TXU Gas uses derivative financial instruments, such as interest rate swaps, and may use other instruments, such as options, futures and forwards, to manage risks. TXU Gas could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. TXU Gas' inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could result in greater volatility of and/or declines in future financial results.

         The operation of gas transportation facilities involves many risks, including breakdown or failure of equipment, pipelines, lack of sufficient capital to maintain the facilities, or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses. In addition to these risks, breakdown or failure of a TXU Gas operating facility may prevent the facility from performing under applicable sales agreements which, in certain situations, could result in termination of those agreements or incurring a liability for liquidated damages.

         Natural disasters, war, terrorist acts and other catastrophic events may impact TXU Gas' operations in unpredictable ways, including disruption of natural gas supply and delivery activities, declines in customer demand and instability in the financial markets.

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

         TXU Gas is subject to employee workforce factors, including loss or retirement of key executives and availability of qualified personnel.

         The issues and associated risks and uncertainties described above are not the only ones TXU Gas may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair TXU Gas' businesses in the future. Reference is made to the discussion under Liquidity and Capital Resources.

FORWARD-LOOKING STATEMENTS

         This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "Risk Factors that May Affect Future Results" and the following important factors, among others, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the RRC, particularly with respect to allowed rates of return, industry, market and rate structure, purchased natural gas and investment recovery, acquisitions and disposal of assets and facilities, operation and construction of distribution and pipeline facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies,
(ii) general industry trends, (iii) weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities, (iv) unanticipated population growth or decline, and changes in market demand and demographic patterns, (v) competition for retail and wholesale customers, (vi) pricing and transportation of natural gas and other commodities, (vii) unanticipated changes in interest rates, commodity prices, or rates of inflation, (viii) unanticipated changes in operating expenses, liquidity needs and capital expenditures, (ix) commercial bank market and capital market conditions, (x) competition for new energy development opportunities, (xi) legal and administrative proceedings and settlements, (xii) inability of the various counterparties to meet their obligations with respect to TXU Gas' financial instruments, (xiii) changes in technology used and services offered by TXU Gas, and (xiv) significant changes in TXU Gas' relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur (xv) gas costs and availability, (xvi) changes in business strategy development plans or vendor relationships (xvii) availability of qualified personnel, (xviii) implementation of new accounting standards, (xix) global financial and credit market conditions, and credit rating agency actions and (xx) access to adequate transmission facilities to meet changing demands.

         Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Gas undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for TXU Gas to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

         The management of TXU Gas is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Gas' system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2002, TXU Gas' system of internal control was adequate to accomplish the objectives discussed herein.

         The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU Gas and its subsidiaries and to issue their report thereon.

                 /s/ ERLE NYE                                      /s/ T. L. BAKER
-------------------------------------------------  ---------------------------------------------
         Erle Nye, Chairman of the Board                  T. L. Baker, Vice Chairman and Oncor
               and Chief Executive                                 Group President


              /s/ MICHAEL T. MCCALL                               /s/ SCOTT LONGHURST
-------------------------------------------------  ---------------------------------------------
 Michael T. McCall, President of TXU Gas Company        Scott Longhurst, Senior Vice President
                                                            and Principal Financial Officer


               /s/ BIGGS C. PORTER
-------------------------------------------------
       Biggs C. Porter, Vice President and
          Principal Accounting Officer


INDEPENDENT AUDITORS' REPORT



TXU Gas Company:


We have audited the accompanying consolidated balance sheets of TXU Gas Company (TXU Gas) and subsidiaries as of December 31, 2002 and 2001, and the related statements of consolidated income, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of TXU Gas' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Gas and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Financial Statements, TXU Gas changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.



/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 14, 2003

                        TXU GAS COMPANY AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                   Year Ended
                                                                                  December 31,
                                                                       --------------------------------
                                                                          2002         2001         2000
                                                                        -------      -------      ------
                                                                               Millions of Dollars
Operating revenues..............................................       $   981      $  1,229     $  1,107
                                                                       -------      --------     --------
Operating expenses:
  Gas purchased for resale......................................           508           764          604
  Operation and maintenance.....................................           257           255          256
  Depreciation and amortization, other than goodwill............            68            65           61
  Goodwill amortization.........................................            --             9            9
  Taxes other than income.......................................            76            95           63
                                                                       -------      --------     --------
     Total operating expenses...................................           909         1,188          993
                                                                       -------      --------     --------

Operating income................................................            72            41          114

Other income....................................................            10            26           61

Other deductions................................................             2             3           --

Interest income.................................................            --             9            3

Interest expense and other charges..............................            63            65           72
                                                                       -------      --------     --------
Income from continuing operations before income taxes and
  extraordinary loss............................................            17             8          106

Income tax expense..............................................             6             7           40
                                                                       -------      --------     --------
Income from continuing operations before extraordinary loss.....            11             1           66

Income (loss) from discontinued operations, net of tax effect...            --            28          (79)

Extraordinary loss, net of tax effect...........................           (23)           --           --
                                                                       -------      --------     --------
Net income (loss)...............................................           (12)           29          (13)

Preferred stock dividends.......................................             4             4            4
                                                                       -------      --------     --------
Net income (loss) applicable to common stock....................       $   (16)     $     25     $    (17)
                                                                       =======      ========     ========

                              STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Income from continuing operations...............................       $    11      $      1     $     66
Other comprehensive income (loss) from continuing operations
  Net change during period, net of tax effect:
     Minimum pension liability adjustments (net of tax benefit
       of $9 million and $--)...................................           (16)           (1)          --
     Cash flow hedges (SFAS No. 133):
       Cumulative  transition  adjustment as of January 1, 2001
       (net of tax expense of $1)...............................            --             2           --
       Net change in fair value of derivatives (net of tax
          benefit of $1 and $3).................................            (2)           (6)          --
       Amounts realized in earnings (net of tax expense of $2)..             3            --           --
                                                                       -------      --------     --------
          Total.................................................           (15)           (5)          --
                                                                       -------      --------     --------
Comprehensive income (loss) from continuing operations..........            (4)           (4)          66
                                                                       -------      --------     --------
Income (loss) from discontinued operations......................            --            28          (79)
Other comprehensive income from discontinued
  operations - net change in fair value of cash
  flow hedges (net of tax expense of $9)........................            --            16           --
                                                                       -------      --------     --------
Comprehensive income (loss) from discontinued operations........            --            44          (79)
                                                                       -------      --------     --------
Extraordinary loss, net of tax benefit of $12...................           (23)           --           --
                                                                       -------      --------     --------

Consolidated comprehensive income (loss)........................       $   (27)     $     40     $    (13)
                                                                       =======      ========     ========

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                        Year Ended
                                                                                       December 31,
                                                                           -----------------------------------
                                                                            2002           2001           2000
                                                                           ------         -------        -----
                                                                                    Millions of Dollars

Cash flows-- operating activities
  Income from continuing operations before extraordinary loss......        $   11         $     1        $    66
  Adjustments to reconcile income from continuing operations to cash provided by operating activities:
     Depreciation and amortization.................................            74              80             75
     Deferred income taxes - net...................................            22              75             37
     Gains from sale of assets.....................................            (5)             (4)           (55)
     Equity in earnings of affiliates and joint ventures...........            (2)             --             --
     Under-recovered fuel costs....................................            (8)            (14)           (44)
     Changes in operating assets and liabilities:
        Accounts receivable (including affiliates).................            23             212           (160)
        Inventories................................................            (2)            (30)            17
        Accounts payable (including affiliates)....................            46            (169)           168
        Interest and taxes accrued.................................            (3)             (8)           (22)
        Other operating assets ....................................           (21)             18            (94)
        Other operating liabilities................................            (1)            (21)            68
                                                                           ------         -------        -------
         Cash provided by operating activities of continuing
           operations..............................................           134             140             56
                                                                           ------         -------        -------
Cash flows-- financing activities
  Issuance of long-term debt.......................................            --              --            200
  Retirements of long-term debt....................................          (200)             --             --
  Change in advances from affiliates...............................           219            (180)            24
  Cash dividends paid..............................................            (4)             (3)            (4)
  Redemption premiums, restricted cash and other...................           (43)             --             (1)
  Consideration for callholder's option............................            --              --              7
                                                                           ------         -------        -------
        Cash provided by (used in) financing activities
          of continuing operations.................................           (28)           (183)           226
                                                                           ------         --------       -------

Cash flows-- investing activities
  Capital expenditures.............................................          (108)           (190)          (126)
  Proceeds from sale of assets.....................................            --               5            105
  Other investments................................................            14               6             (6)
                                                                           ------         -------        -------
        Cash used in investing activities of continuing operations.           (94)           (179)           (27)
                                                                           ------         -------        -------

Cash provided by (used in) continuing operations...................            12            (222)           255
                                                                           ------         --------       -------

Cash provided by (used in) discontinued operations -
  Businesses transferred to affiliate..............................            --             219           (279)
  Engineering and construction businesses sold.....................           (11)             --             29
                                                                           ------         -------        -------
        Cash provided by (used in) discontinued operations.........           (11)            219           (250)
                                                                           ------         -------        --------

Net change in cash and cash equivalents............................             1              (3)             5

Cash and cash equivalents-- beginning balance......................             3               6              1
                                                                           ------         -------        -------

Cash and cash equivalents-- ending balance.........................        $    4         $     3        $     6
                                                                           ======         =======        =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                                               -----------------------
                                                                                                2002              2001
                                                                                               -------          ------
                                                                                                  Millions of Dollars
                                          ASSETS
Current assets:
   Cash and cash equivalents......................................................             $     4          $     3
   Accounts receivable - trade....................................................                 118              129
   Inventories....................................................................                 125              123
   Other current assets...........................................................                  28               23
                                                                                               -------          -------
       Total current assets.......................................................                 275              278

Investments:
   Restricted cash................................................................                   8               --
   Other investments..............................................................                  29               34
Property, plant and equipment - net...............................................               1,520            1,485
Goodwill..........................................................................                 305              305
Regulatory assets.................................................................                 142              121
Other noncurrent assets...........................................................                  10               11
Assets - discontinued operations (Note 3).........................................                  --            2,309
                                                                                               -------          -------

         Total assets.............................................................             $ 2,289          $ 4,543
                                                                                               =======          =======

                           LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates.......................................................             $   110          $   248
   Long-term debt due currently...................................................                 125              200
   Accounts payable - trade.......................................................                 125               79
   Accrued taxes..................................................................                  21               21
   Other current liabilities......................................................                  66               75
                                                                                               -------          -------
       Total current liabilities..................................................                 447              623

Accumulated deferred income taxes and investment tax credits......................                 193              183
Cash flow hedges and other derivative liabilities.................................                   4                6
Other noncurrent liabilities and deferred credits.................................                 244              223
Long-term debt, less amounts due currently........................................                 426              553
Liabilities - discontinued operations (Note 3)....................................                  --            1,748

Mandatorily redeemable, preferred securities of subsidiary trust
   holding solely junior subordinated debentures of TXU Gas Company...............                 147              147

Contingencies (Note 12)

Shareholder's equity..............................................................                 828            1,060
                                                                                               -------          -------

         Total liabilities and shareholder's equity...............................             $ 2,289          $ 4,543
                                                                                               =======          =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY


                                                                                          Year Ended
                                                                                          December 31,
                                                                                 ---------------------------
                                                                                  2002       2001       2000
                                                                                 ------    -------     -----
                                                                                       Millions of Dollars
Preferred stock
  Balance at end of year...........................................              $  75     $  75       $   75
                                                                                 -----     -----       ------

Common stock -- par value $.01 per share - authorized 100 million shares:
  Balance at beginning of year.....................................                 --         --          --
     Issuance of common stock to parent............................                 --         --          --
                                                                                 -----     ------      ------
  Balance at end of each year (outstanding shares:  451,000).......                 --         --          --
                                                                                 -----     ------      ------

Paid-in capital
  Balance at beginning of year.....................................              1,009      1,013       1,016
     Businesses transferred to affiliate...........................               (545)        --          --
     Conversion of advances to paid-in capital.....................                360         --          --
     Preferred dividends declared..................................                 (4)        (4)         (4)
     Other.........................................................                 --         --           1
                                                                                 -----     ------      ------
  Balance at end of year...........................................                820      1,009       1,013
                                                                                 -----     ------      ------

Deficit
  Balance at beginning of year.....................................                (35)       (64)        (51)
     Net income (loss).............................................                (12)        29         (13)
                                                                                 -----     ------      ------
  Balance at end of year...........................................                (47)       (35)        (64)
                                                                                 -----     ------      ------

Accumulated other comprehensive income (loss)
 Minimum pension liability adjustments:
     Balance at beginning of year..................................                 (1)        --          --
        Change during the year.....................................                (16)        (1)         --
                                                                                 -----     ------      ------
     Balance at end of year........................................                (17)        (1)         --
                                                                                 -----     ------      ------

  Cash flow hedges (SFAS No. 133):
     Balance at beginning of year..................................                 12         --          --
        Change during the year from continuing operations..........                  1         (4)         --
        Change during the year from businesses transferred to
          affiliate................................................                (16)        16          --
                                                                                 ------    ------      ------
     Balance at end of year........................................                 (3)        12          --
                                                                                 -----     ------      ------

Total common stock equity..........................................                753        985         949
                                                                                 -----     ------      ------

Shareholder's equity...............................................              $ 828     $1,060      $1,024
                                                                                 =====     ======      ======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       BUSINESS AND DISPOSITIONS

         TXU Gas Company (TXU Gas), a Texas corporation, is a largely regulated business engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides energy asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp.

         Divisions and subsidiaries of TXU Gas' include TXU Gas Distribution, a retail gas distribution company serving over 1.4 million residential, commercial and industrial customers through over 26,000 miles of distribution mains, TXU Lone Star Pipeline, which operates approximately 6,800 miles of transmission and gathering pipeline in Texas, and Oncor Utility Solutions which offers utility asset management services to cooperatives and municipally-owned and investor-owned utilities North America.

         Prior to the restructuring of TXU Corp. and its United States (US) subsidiaries in connection with the opening of the Texas electricity market to competition, effective January 1, 2002, TXU Gas was also engaged in certain risk management and energy trading activities and the retail sale of natural gas to large commercial and industrial customers in various competitive markets in the US. As a part of that restructuring, TXU Gas transferred those operations to TXU Energy Company LLC (TXU Energy), a wholly-owned indirect subsidiary of TXU Corp. Accordingly, the transferred operations have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas.

         Operating Segments -- With the transfers of businesses to TXU Energy on January 1, 2002, TXU Gas is an integrated business with no separate reportable segments.

         Dispositions -- In May 2000, TXU Gas sold substantially all of the assets of its natural gas processing subsidiary for $105 million, resulting in a gain of $53 million ($34 million after-tax), reported in other income in the statement of income.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation -- The consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and, except for the adoption of Statement of Financial Accounting Standards (SFAS) No.142 "Goodwill and Other Intangible Assets" discussed below, on the same basis as the audited financial statements included in its 2001 Form 10-K. All intercompany items and transactions have been eliminated in consolidation. Investments in businesses over which TXU Gas does not maintain effective control are generally accounted for under the equity method, and the assets and liabilities of such investees are, therefore, not reflected in the consolidated financial statements. The only significant unconsolidated entity is the company established to purchase accounts receivable (see Note 4). In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain previously reported amounts have been reclassified to conform to current classifications. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

         Use of Estimates -- The preparation of TXU Gas' financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates during the current year.

         Financial Instruments -- TXU Gas utilizes derivative financial instruments such as interest rate swaps in order to manage its exposure to changes in interest rates. TXU Gas generally designates these derivatives as cash flow hedges.

         SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires the recognition of derivatives in the balance sheet, the measurement of those instruments at fair value and the recognition in earnings of changes in the fair value of derivatives. SFAS No. 133 provides exceptions to this accounting if (a) the derivative is deemed to represent a transaction in the normal course of purchasing from a supplier and selling to a customer, or
(b) the derivative is deemed to be a cash flow or fair value hedge. In accounting for cash flow hedges, derivative assets and liabilities are recorded on the balance sheet at fair value with an offset in other comprehensive income. Any hedge ineffectiveness is recorded in earnings. Amounts are reclassified from other comprehensive income to earnings as the underlying transactions occur and realized gains and losses are recognized in earnings. As of December 31, 2002, TXU Gas has no fair value hedges.

         TXU Gas documents designated debt-related hedging relationships, including the strategy and objectives for entering into such hedge transactions and the related specific firm commitments or forecasted transactions. Effectiveness is assessed based on changes in cash flows of the hedges as compared to changes in cash flows of the hedged items.

         Revenue Recognition -- TXU Gas records gas distribution revenues as natural gas is provided to retail customers on the basis of periodic cycle meter readings and includes an estimated accrual for the value of gas provided from the meter reading date to the end of the period. Such accruals are based on estimated daily consumption, which is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Gas pipeline transportation revenues are recognized as services are provided to customers based on estimated volumes subsequently confirmed by meter readings. Revenues include adjustments under regulatory mechanisms to recover or refund the cost of natural gas purchased for distribution to retail customers that is above or below the level included in billed distribution rates.

         Regulatory Assets and Liabilities -- TXU Gas' regulated operations, which represent a substantial majority of its business, are subject to the accounting requirements prescribed by the National Association of Regulatory Utility Commissioners. The financial statements of TXU Gas reflect regulatory assets and liabilities under cost-based regulation in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

         Goodwill and Intangible Assets -- Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed for each company acquired and was amortized over a range of 20 to 40 years.

         SFAS No. 142 became effective for TXU Gas on January 1, 2002. SFAS No. 142 required, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. The amortization of TXU Gas' goodwill from continuing operations ($9 million in 2001 and 2000) ceased effective January 1, 2002.

         In addition, SFAS No. 142 required completion of a transitional goodwill impairment test within six months from the date of adoption. It established a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. TXU Gas completed the transitional impairment test in the second quarter of 2002, the results of which indicated no impairment of goodwill at that time. No impairment resulted from the additional evaluation performed as of October 1, which has been selected as the annual impairment test date.

         The balance sheet of TXU Gas at December 31, 2001 included $773 million of goodwill, net of amortization, arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation (renamed TXU Gas Company). In connection with the transfer of certain businesses to TXU Energy, as described in Note 1, $468 million of that goodwill was allocated to these discontinued businesses and is reflected in the December 31, 2002 balance sheet of TXU Energy. The remaining amount of goodwill associated with the ENSERCH acquisition was allocated to the continuing business of TXU Gas. There were no changes to amounts recorded as goodwill during 2002 other than the transfer discussed above.

         At December 31, 2002 and 2001, goodwill of $305 million was stated net of accumulated amortization of $37 million.

         The table below reflects what reported income from continuing operations, income from discontinued operations and net income would have been in the 2001 and 2000 periods, excluding goodwill amortization expense recognized in those periods, compared to the 2002 period.

                                                                                       Years Ended December 31,
                                                                                ---------------------------------------
                                                                                   2002         2001           2000
                                                                                   ----         ----           ----

    Reported income from continuing operations before extraordinary loss.....       $ 11          $  1           $ 66
    Add back: goodwill amortization..........................................         --             9              9
                                                                                    ----          ----           ----
    Adjusted income from continuing operations before extraordinary loss.....       $ 11          $ 10           $ 75
                                                                                    ====          ====           ====

    Reported income (loss) from discontinued operations, net of tax..........       $ --          $ 28           $(79)
    Add back: goodwill amortization..........................................         --            13             13
                                                                                    ----          ----           ----
    Adjusted income (loss) from discontinued operations, net of tax..........       $ --          $ 41           $(66)
                                                                                    ====          ====           ====

    Reported net income (loss)...............................................       $(12)         $ 29           $(13)
    Add back: goodwill amortization..........................................         --            22             22
                                                                                    ----          ----           ----
    Adjusted net income......................................................       $(12)         $ 51           $  9
                                                                                   =====          ====           ====

     SFAS No. 142 also requires additional disclosures regarding intangible assets (other than goodwill):

                                                As of December 31,2002               As of December 31, 2001
                                           ---------------------------------     --------------------------------
                                             Gross                                Gross
                                             Carrying Accumulated                 Carrying  Accumulated
                                             Amount   Amortization     Net        Amount    Amortization      Net
                                             ------   ------------   -------      --------  ------------      ---
Amortized intangible assets
    Capitalized software..............        $ 26       $ 11          $ 15        $   22        $   8       $  14
    Land easements....................          15          8             7            15            8           7
                                            ------     ------        ------        ------        -----       -----
          Total.......................        $ 41       $ 19          $ 22        $   37        $  16       $  21
                                            ======     ======        ======        ======        =====       =====

         Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. TXU Gas has no intangible assets, other than goodwill, that are not amortized.

         Aggregate TXU Gas amortization expense for intangible assets, excluding goodwill, for the years ended December 31, 2002, 2001 and 2000 was $3 million, $4 million and $3 million, respectively; estimated amounts for the next five years are as follows:

                                                                  Amortization
   Year                                                              Expense
   ----                                                              -------

   2003........................................................      $  4
   2004........................................................         4
   2005........................................................         3
   2006........................................................         2
   2007........................................................         2

         Property, Plant and Equipment -- The cost of additions to gas utility property includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction.

         Valuation of Long-lived Assets -- TXU Gas evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows. (See Changes in Accounting Standards below.)

         Depreciation of Property, Plant and Equipment -- The pipeline and distribution systems are depreciated by the straight line method over the estimated useful life of the asset, approximately 30 to 40 years from original acquisition.

         TXU Gas capitalizes computer software costs in accordance with American Institute of Certified Public Accountants Statement of Position 98-1; "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". These costs are being amortized over periods ranging from three to ten years.

         Taxes Other Than Income -- Gross receipts taxes reported in taxes other than income are generally not a "pass through" item such as sales and excise taxes. Gross receipts taxes are assessed to TXU Gas by state and local governmental bodies, based on revenues, as a cost of doing business. TXU Gas records gross receipts tax as an expense. Rates charged to customers by TXU Gas are intended to recover the taxes, but TXU Gas is not acting as an agent to collect the taxes from customers.

         Income Taxes -- TXU Gas is included in the consolidated federal income tax return of TXU Corp. and its subsidiary companies. TXU Gas uses the separate return method to compute its income tax provision. Because of the alternative minimum tax (AMT), differences may arise between the consolidated federal income tax liability of TXU Corp. and the aggregated separate tax liability of the group members. In instances where this occurs, the difference is allocated pro-rata to those companies that generated AMT on a separate company basis. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS No. 109, "Accounting for Income Taxes", provide that regulated enterprises are permitted to recognize the expense associated with deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

          Gains/Losses on Extinguishment of Debt-- Gains and losses on reacquired debt are recognized in the statement of income as incurred in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." (See Changes in Accounting Standards below.)

         Cash Equivalents -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

         Changes in Accounting Standards - SFAS No. 143, "Accounting for Asset Retirement Obligations", became effective on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the net present value of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. The impact of adopting SFAS No. 143 is expected to be immaterial to TXU Gas' earnings and financial condition.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, resolves significant implementation issues related to SFAS No. 121 and establishes new rules for reporting of discontinued operations.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4 will be reclassified if it does not meet the criteria of an extraordinary item as defined by Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and became effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value.

         Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34" was issued in November 2002 and became effective for disclosures made in December 31, 2002 financial statements. The interpretation requires expanded disclosures of guarantees. In addition, the interpretation requires recording the fair market value of guarantees upon issuance or modification after January 1, 2003.

         FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for the quarter ending September 30, 2003.

         For standards not yet adopted or implemented, TXU Gas is evaluating the potential impact on its financial position and results of operations.

3.       DISCONTINUED OPERATIONS

         As a result of the deregulation of the electricity markets in Texas, effective January 1, 2002, TXU Corp. restructured the operations of its US subsidiaries, including those of TXU Gas. As a part of that restructuring, ownership of operations involved in certain risk management and energy trading activities as well as an unregulated commercial and industrial retail gas supply business was transferred to TXU Energy.

         Accordingly, these businesses have been reported as discontinued operations in the statements of consolidated income and cash flows of TXU Gas. The results of operations of these discontinued businesses were as follows:

                                                      Year Ended December 31,
                                                      -----------------------
                                                        2001           2000
                                                        -----          ----

     Revenues.........................................  $ 271         $ 112
     Operating income (loss)..........................  $  69         $(108)
     Income (loss) after-tax from discontinued
       operations.....................................  $  28         $ (79)


     Cash provided by (used in) operating activities..  $  24         $(380)
     Cash provided by financing activities............    236           152
     Cash used by investing activities................    (41)          (51)
                                                        -----         -----
          Cash provided by (used in)discontinued
            operations................................  $ 219         $(279)
                                                        =====         =====

         The net investment in these businesses included in the TXU Gas balance sheet as of December 31, 2001 consisted of the following:

                                                           Year Ended
                                                         December 31, 2001
                                                         -----------------
   Current Assets
      Accounts receivable................................      $  542
      Accounts receivable from affiliated companies......          14
      Commodity contract assets..........................         743
      Other .............................................          62
   Long-term assets
      Goodwill (net of accumulated amortization of $56)..         468
      Commodity contract assets..........................         360
        Other............................................         120
                                                               ------
                  Total assets...........................       2,309
                                                               ------
   Current liabilities
      Accounts payable...................................        (426)
      Accounts payable to affiliated companies...........         (41)
      Commodity contract liabilities.....................        (602)
      Other current liabilities..........................         (28)
   Non-current liabilities
      Commodity contract liabilities.....................        (229)
      Advances from TXU Corp.............................        (383)
      Other..............................................         (39)
                                                               ------
              Total liabilities..........................      (1,748)
                                                               ------
Net Investment..........................................       $  561
                                                               ======

         Certain reclassifications of balances related to the discontinued business, primarily related to the allocation of goodwill (see Note 2), have been incorporated.

         In June 2002, the Emerging Issues Task Force (EITF) reached a consensus on certain aspects of Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," regarding the presentation of trading activities in the statement of income. The new rules were effective on July 1, 2002, and required that all trading contracts (as defined by EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities"), whether or not physically settled, be recorded net upon settlement, rather than gross as a sale and cost of sale. The former energy trading business of TXU Gas had historically recorded financial contracts net, but had recorded those contracts that provide for physical delivery gross upon settlement. TXU Gas' continuing operations are not impacted by this change, but the revenues related to the discontinued business presented above have been reclassified to conform to this new reporting requirement. The table below summarizes the impact of the new reporting requirements on the former energy trading business of TXU Gas' operating revenues and cost of energy sold. Transactions affected by the new reporting requirements represent contracts that provided for physical delivery but were settled financially without delivery, as well as contracts physically settled but classified as trading activities. The new reporting requirements had no impact on the business' gross margin, net income or cash flows.

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                          2001          2000
                                                                          ----          ----


  Operating revenues of discontinued operations as previously reported.. $ 5,430    $ 5,430
  Cost of energy sold netted with revenues..............................   5,159      5,318
                                                                          ------     ------
  Operating revenues of discontinued operations after reclassification..   $ 271      $ 112
                                                                          ======      =====

         Discontinued Operations Prior to the Merger of ENSERCH and TXU Corp. -- At December 31, 2002, ENSERCH Corporation's former businesses that were discontinued prior to the merger transaction in 1997 had assets of $16 million and liabilities of $52 million. Management believes that adequate provision for uncollectible claims and accounts receivable, income tax matters and expenses for wind-up of discontinued exploration and production, engineering and construction and environmental businesses has been made.

         The resolution of certain matters and the evaluation of remaining contingencies resulted in income of $1 million and $6 million ($4 million after-tax) for 2002 and 2000, respectively, reported in other income in the income statement. In addition, the statement of cash flows for 2002 and 2000 includes $(11) million and $29 million of cash provided by (used in) discontinued operations.

4.       FINANCING ARRANGEMENTS

         At December 31, 2002 and 2001, advances from TXU Corp. totaled $110 million and $248 million, respectively. The average interest rates on these short-term borrowings at December 31, 2002 and 2001 were 2.63% and 3.08%, respectively. TXU Gas expects to meet its short-term liquidity needs through advances from TXU Corp. and affiliates.


         Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary, which sells undivided interests in accounts receivable it purchases to financial institutions. As of December 31, 2002, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of December 31, 2002, TXU Gas had sold $115 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $37 million and $77 million in subordinated notes, with $1 million of losses on sales for the year ended December 31, 2002 that principally represent the interest costs on the underlying financing. These losses approximated 5% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis.


         Upon termination, cash flows to the originators would be delayed as collections of sold receivables were used by TXU Receivables Company to repurchase the undivided interests of the financial institutions instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. TXU Business Services, a subsidiary of TXU Corp., services the purchased receivables and is paid a market based servicing fee by TXU Receivables Company. The subordinated notes receivable from TXU Receivables Company represent TXU Gas' retained interests in the transferred receivables and are recorded at book value, net of allowances for bad debts, which approximates fair value due to the short-term nature of the subordinated notes, and are included in accounts receivable in the balance sheet.


         In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was further amended to allow receivables that are 31-90 days past due into the program.

         Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

               1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB- by Standard & Poor's (S&P) or Baa3 by Moody's; or
               2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceeds stated thresholds.



         The delinquency and dilution ratios exceeded the relevant thresholds at various times during 2002 and in January 2003, but waivers were granted. These ratios were affected by issues impacting TXU Energy related to the transition of the Texas electricity market to competition. The resolution of these issues, as well as the implementation of new rules by the Public Utility Commission of Texas, is expected to bring the ratios in consistent compliance with the program.



         Under the receivables sale program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivables under the program. If all originators are downgraded so that there are no eligible originators, the facility would terminate.



         The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50 thousand. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

5.       LONG-TERM DEBT

         Long-term debt of TXU Gas consisted of the following:

                                                                                                 December 31,
                                                                                             --------------------
                                                                                              2002           2001
                                                                                              ----           ----

    7.625% Fixed Putable Asset Term Securities (a)...................................        $ --            $ 200
    6.250% Fixed Notes due January 1, 2003 (b) ......................................          125             125
    6.375% Fixed Notes due February 1, 2004..........................................          150             150
    7.125% Fixed Notes due June 15, 2005.............................................          150             150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008 (c)......................          125             125
    Unamortized premium and discount.................................................            1               3
                                                                                               ---            ----
       Total .......................................................................           551             753
                                                                                               ---            ----
    Less amounts due currently.......................................................          125(b)          200 (a)
                                                                                               ---            ----
    Long-term debt, less amounts due currently.......................................         $426            $553
                                                                                              ====            ====


(a) These securities were redeemed October 15, 2002.
(b) These securities were redeemed January 1, 2003.
(c) In July 1998, the interest rate was reset to a fixed rate of 6.564% payable until the reset date of January 1, 2005.

         Extraordinary Items and Debt Redemption -- On October 15, 2002, TXU Gas exercised its right to redeem $200 million aggregate principal amount of Putable Asset Term Securities (PATS) that would have matured on October 15, 2012 for a cash premium of $35 million ($23 million net of tax). TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of the PATS.

         On January 1, 2003, TXU Gas redeemed, at par value, $125 million principal amount 6 1/4% Notes, which were due on that date. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of these notes.


6. TXU GAS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS (TRUST SECURITIES)

         At December 31, 2002 and 2001, TXU Gas Capital I, a consolidated statutory business trust, had $147 million of floating rate mandatorily redeemable preferred securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At December 31, 2002, TXU Gas had two interest rate swap agreements with respect to floating rate trust securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

7.       PREFERRED STOCK

         At December 31, 2002, TXU Gas had 2,000,000 authorized shares of preferred stock with 75,000 shares of Series F stock outstanding. The Series F stock has a stated value of $1,000 per share and is redeemable at stated value. The Series F stock is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one-fortieth of a share, at $25 stated value per depositary share, of the preferred stock. Holders are entitled to the stated value per share upon involuntary liquidation. Dividend rates are determined quarterly, in advance, based on 87% of the "Applicable Rate" (highest of the three-month US Treasury bill rate, the US Treasury ten-year constant maturity rate and either the US Treasury twenty-year or thirty-year constant maturity rate, as defined) with a minimum rate of 4.50% and a maximum rate of 10.50%. At December 31, 2002, the Series F stock bore the annual dividend minimum rate of 4.50%. Dividends declared on the Series F stock were approximately $4 million in 2002, 2001 and 2000 ($47.48, $48.155 and $53.549 per share, respectively).

8.       INCOME TAXES

         The components of income tax expense (benefit) related to continuing operations are as follows:
                                                  Year Ended
                                                  December 31,
                                         ------------------------------
                                            2002      2001         2000
                                          -------   -------      ------


    Current-- Federal...................  $   (16)   $   (68)   $     3
    Deferred-- Federal..................       22         75         37
                                          -------    -------    -------

         Total..........................  $     6    $     7    $    40
                                          =======    =======    =======

         Reconciliation of income tax expense computed at the federal statutory rate to income tax reported:


                                                        Year Ended
                                                        December 31,
                                             -------------------------------
                                               2002         2001       2000
                                              ------       ------     -----

Income from continuing operations
  before income taxes.......................  $   17      $    8      $  106
                                              ======      ======      ======

Income tax expense at the US federal
  statutory rate of 35%.....................  $    6      $    3      $   37
Amortization of goodwill....................      --           3           3
Other - net.................................      --           1          --
                                              ------      ------      ------
         Income tax expense.................  $    6      $    7      $   40
                                              ======      ======      ======

         The components of TXU Gas' deferred tax assets and deferred tax liabilities are as follows:

                                                                          December 31,
                                               -----------------------------------------------------------------
                                                            2002                                2001
                                               -------------------------------     -----------------------------
                                               Total     Current    Noncurrent     Total     Current   Noncurrent
                                               -----     -------    ----------     -----     -------   ----------
Deferred tax assets:

Net operating loss and other tax credit
  carryforwards.........................       $ 102      $  15       $   87      $  93      $  14      $   79
Retirement and other employee benefit
  obligations...........................          53          1           52         55          1          54
Accruals and allowances.................           3          -            3          3          -           3
Other...................................          28          1           27         19          5          14
                                                ----        ---         ----      -----      -----      ------
    Total...............................         186         17          169        170         20         150
                                                ----        ---         ----      -----      -----      ------

Deferred tax liabilities and unamortized investment tax credits:

Property-related differences............         296          -          296        277          -         277
Software development....................           2          -            2          1          -           1
Other...................................          61          -           61         52          -          52
Unamortized investment tax credits......           3          -            3          3          -           3
                                               -----        ---         ----      -----      -----      ------
   Total................................         362          -          362        333         --         333
                                               -----        ---         ----      -----      -----      ------

Net deferred tax asset (liability)....         $(176)      $ 17        $(193)     $(163)     $  20      $ (183)
                                               ======      ====        =====      =====      =====      ======

         At December 31, 2002, domestic net operating loss (NOL) carryforwards total $209 million and alternative minimum tax-credit carryforwards total $30 million. The tax benefits of these carryforwards of $102 million, as shown above, are available to offset future US federal income tax obligations. TXU Gas expects to fully utilize all of such carryforwards. The NOL carryforwards expire as follows: $7 million in 2008, $10 million in 2009, $53 million in 2010, $119 million in 2011 and $20 million in 2012. TXU Gas utilized no NOL carryforwards in 2002.

         TXU Corp.'s income tax returns are subject to examination by applicable tax authorities. The Internal Revenue Service is currently examining the tax years ended 1993 through 1997 for certain of TXU Corp.'s subsidiaries and 1994 through 1996 for other subsidiaries. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of any examination. To the extent that adjustments to income tax accounts of acquired businesses for periods prior to their acquisition are required as a result of an examination, the adjustment will be added to or deducted from goodwill.

9.       RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS

         TXU Gas is a participating employer in the TXU Retirement Plan (Retirement Plan), a defined benefit pension plan sponsored by TXU Corp. The Retirement Plan is a qualified pension plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (Code), and is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Employees are eligible to participate in the Retirement Plan upon their completion of one year of service and the attainment of age 21. All benefits are funded by the participating employers. The Retirement Plan provides benefits to participants under one of two formulas: (i) a cash balance formula under which participants earn monthly contribution credits based on their compensation and years of service, plus monthly interest credits, or (ii) a traditional defined benefit formula based on years of service and the average earnings of the three years of highest earnings.

         All eligible employees hired after January 1, 2002 participate under the cash balance formula. Certain employees who, prior to January 1, 2002, participated under the traditional defined benefit formula, continue their participation under that formula. Under the cash balance formula, future increases in earnings will not apply to prior service costs. It is TXU Corp.'s policy to fund the plans on a current basis to the extent deductible under existing federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future.


         The allocated net periodic pension cost applicable to TXU Gas was $1 million for 2002 and 2001 and none for 2000. Estimated accrued pension cost applicable to TXU Gas as of December 31, 2002 and 2001 was $70 million and $48 million, respectively. Contributions were $6 million, $4 million and $3 million in 2002, 2001 and 2000, respectively. The amounts provided represent allocations of the TXU Corp. Retirement Plan to TXU Gas. As of December 31, 2002, a minimum pension liability of $26 million ($17 million after-tax) had been allocated to TXU Gas.

         In addition, TXU Gas' employees are eligible to participate in a qualified savings plan, the TXU Thrift Plan (Thrift Plan). This plan is a participant-directed defined contribution profit sharing plan qualified under
Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective January 1, 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the maximum amount of their regular salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. Employer contributions to the Thrift Plan, including cash and TXU Corp. common stock, aggregated $30 million for 2002, $16 million for 2001 and $15 million in 2000. TXU Gas' portion of such contributions was $2 million in 2002, and nominal in 2001 and 2000.

         In addition to the Retirement Plan and the Thrift Plan, TXU Gas participates with TXU Corp. and certain other affiliated subsidiaries of TXU Corp. to offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service. The estimated net periodic postretirement benefits cost other than pensions applicable to TXU Gas was $13 million for 2002 and $9 million for 2001 and 2000. Contributions paid by TXU Gas to fund postretirement benefits other than pensions were $12 million, $11 million and $8 million in 2002, 2001 and 2000, respectively.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and related estimated fair values of TXU Gas' significant financial instruments were as follows:

                                                                                December 31,
                                                              --------------------------------------------------
                                                                      2002                        2001
                                                              ----------------------       ----------------------
                                                                            Estimated                   Estimated
                                                                Carrying       Fair          Carrying      Fair
                                                                Amount        Value          Amount       Value
                                                                --------    ---------        --------   ---------
  Long-term debt (including current maturities)(a)......        $  551       $  558         $  753       $  762
  TXU Gas obligated, mandatorily redeemable, preferred
    securities of subsidiary trust holding solely
    junior subordinated debentures of TXU Gas (b).......           147          150            147          150

Estimated fair value: (a) variable-rate debt - approximates carrying amount, exchange traded debt - quoted market prices, and other debt - discounted value using rates for debt with similar characteristics and, (b) quoted market prices.

         With the implementation of SFAS No. 133 on January 1, 2001, financial instruments that are derivatives are now recorded on the balance sheet at fair value.


         The carrying amounts for financial assets classified as current assets and the carrying amounts for financial liabilities classified as current liabilities approximate fair value due to the short maturity of such instruments. The fair values of other financial instruments for which carrying amounts and fair values have not been presented are not materially different from their related carrying amounts. The carrying amount of investments and advances from affiliates approximates the fair value.

11.      REGULATIONS AND RATES

         The city gate rate for the cost of gas TXU Gas Distribution ultimately delivers to residential and commercial customers is established by the Railroad Commission of Texas (RRC) and provides for full recovery of the actual cost of gas delivered, including out-of-period costs such as gas purchase contract settlement costs. The distribution service rates TXU Gas Distribution charges its residential and commercial customers are generally established by the municipal governments of the cities and towns served, with the RRC having appellate, or in some instances, primary jurisdiction.

         TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. During 2002, rate cases were filed in 147 cities. The status of these cases is as follows: settlements were reached with 73 of these cities for annual increases aggregating $9 million; rate cases were withdrawn from 23 cities; and 51 cities declined settlement offers and passed ordinances denying the rate increases. On July 15, 2002, TXU Gas filed an appeal of these cities' actions with the RRC. A settlement was reached for $7.5 million. These settlements adjusted other aspects of the TXU Gas tariffs. The total annual favorable impact of the 2002 rate settlements and associated tariff adjustments is approximately $22 million.

         In July 2001 and August 2001, TXU Gas filed two cases, a gas cost review and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending.

         On August 30, 2002, TXU Gas filed the city gate gas cost reconciliation for the twelve-month period ended June 30, 2002 with the RRC. During this period, TXU Gas over-recovered its gas cost by $24 million, which is being refunded from October 2002 through June 2003. The refund has no material impact on the net income of TXU Gas.

12.      COMMITMENTS AND CONTINGENCIES

         Legal Proceedings -- In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel Company (TXU Fuel), a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. No amount of damages has been specified in the petition with respect to TXU Gas or TXU Fuel. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

         On November 21, 2000, the City of Denton, Texas and other Texas cities filed suit in the 134th Judicial District Court of Dallas County, Texas against TXU Gas, TXU US Holdings Company (US Holdings) and TXU Corp. The petition alleged claims for breach of contract and other claims related to the defendants' alleged exclusion of certain revenues from the cities' franchise fee base. All of the plaintiff cities have now executed a settlement agreement to settle this suit. Such resolution will not have a material effect on TXU Gas' financial position, results of operations or cash flows.

         General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of each, are not expected to have a material effect on their financial position, results of operations or cash flows.

         Leases -- Rental expenses for continuing operations incurred under all operating leases aggregated $4 million in 2002 and 2001 and $3 million for 2000. As of January 1, 2002, TXU Gas has future operating lease commitments totaling less than $1 million.

         Gas Purchase Contracts - TXU Gas buys natural gas under long-term and short-term intrastate contracts in order to assure reliable supply to its customers. Many of these contracts require minimum volumes ("take-or-pay") of gas purchases. At December 31, 2002, TXU Gas commitments to purchase natural gas under long-term contracts have market-based pricing mechanisms and no fixed price commitments. On the basis of TXU Gas' current expectations of demand from its customers as compared with its take-or-pay obligations under such purchase contracts, management does not consider it likely that any material payments will become due from TXU Gas Distribution for gas not taken.

         Guarantees -- In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas for a period ending no later than 2008. The maximum contingent liability under the guarantee is $92 million. No claims have been asserted under the guarantee and none are anticipated.

13.      SUPPLEMENTARY FINANCIAL INFORMATION

         Credit Risk -- Credit risk relates to the risk of loss associated with non-performance by counterparties. TXU Gas maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty's financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools. TXU Gas has standardized documented processes for monitoring and managing its credit exposure, including methodologies to analyze counterparties' financial strength, measurement of current and potential future credit exposures and standardized contract language. This evaluation results in establishing credit limits prior to entering into an agreement with a counterparty that creates credit exposure to TXU Gas. Additionally, TXU Gas has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

         Concentration of Credit Risk -- TXU Gas' gross exposure to credit risk as of December 31, 2002 was $118 million, after reserves of $3 million, primarily representing trade accounts receivable associated with the sale of natural gas to residential and commercial customers. TXU Gas had no exposure to any one customer that represented greater than 10% of TXU Gas' trade accounts receivable at December 31, 2002. The risk of material loss from non-performance of these customers is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions.

         Accounts Receivable--At December 31, 2002 and 2001, accounts receivable are stated net of allowance for uncollectible accounts of $3 million and $5 million, respectively. During 2002, bad debt expense was $4 million and account write-offs were $6 million.

         Accounts receivable included $27 million and $39 million of unbilled revenues at December 31, 2002 and 2001, respectively.

         Regulatory Assets --
                                                        December 31,
                                                     -----------------
                                                     2002         2001
                                                     ----         ----
Under-collected gas costs........................    $  49        $  41
Distribution safety compliance costs.............       43           37
Rate case costs..................................       12            2
Other regulatory assets..........................       38           41
                                                    ------       ------
    Regulatory assets............................   $  142       $  121
                                                    ======       ======

       Included in regulatory assets are assets of $57 million at December 31, 2002 and $74 million at December 31, 2001 that were not earning a return. The regulatory assets have an average remaining recovery period of approximately 15 years.

    Interest Expense and Related Charges --

                                                                       Year Ended December 31,
                                                                      -------------------------
                                                                      2002       2001       2000
                                                                      ----       ----       ----
    Interest ..................................................      $  55      $  58    $    62
    Distributions on TXU Gas obligated, mandatorily
     redeemable, preferred securities of subsidiary trust
     holding solely junior subordinated debentures of TXU Gas..         10         10         10
    Amortization of debt issuance expense and premiums.........         (2)        (3)        --
                                                                     -----      -----     ------
            Total interest expense and other charges ..........      $  63      $  65     $   72
                                                                     =====      =====     ======

         Other Income and Deductions --

                                                                       Year Ended December 31,
                                                                  ------------------------------
                                                                     2002       2001       2000
                                                                   -------    -------    -------
          Other income
             Gain on sale of properties and business (in 2000)     $     5    $     4    $    55
             Settlement of legal proceedings related to a
               gas purchase contract..........................          --         18         --
             Equity in earnings of unconsolidated subsidiaries           2         --         --
             Discontinued engineering and construction business
              activity........................................           1         --          6
             Other............................................           2          4         --
                                                                   -------    -------    -------
               Total other income.............................     $    10    $    26    $    61
                                                                   =======    =======    =======
          Other deductions
             Loss on sale of properties.......................     $    --    $     2    $    --
             Other............................................           2          1         --
                                                                   -------    -------    -------
               Total other deductions.........................     $     2    $     3    $    --
                                                                   =======    =======    =======

          Inventories by major category--

                                                                           December 31,
                                                                   -------------------------
                                                                      2002              2001
                                                                     -------           -----
          Materials and supplies, at cost....................      $     7           $     6
          Gas stored underground, primarily at weighted
            average cost.....................................          118               117
                                                                   -------           -------
              Total inventories..............................      $   125           $   123
                                                                   =======           =======

           Investments --

                                                                                  December 31,
                                                                              -------------------
                                                                               2002          2001
                                                                               ----          ----
           Assets related to certain employee benefit plans..............         21            24
           Other.........................................................          8            10
                                                                              ------        ------
             Total investments...........................................     $   29        $   34
                                                                              ======        ======

           Property, Plant and Equipment--

                                                                                   December 31,
                                                                             ------------------------
                                                                               2002              2001
                                                                             -------             -----
          Gas distribution...............................                    $ 1,294           $ 1,209
          Gas pipeline...................................                        488               469
          Other..........................................                         27                26
                                                                             -------           -------
             Total.......................................                      1,809             1,704
          Less accumulated depreciation..................                        333               265
                                                                             -------           -------
             Net of accumulated depreciation.............                      1,476             1,439
          Construction work in progress..................                         44                46
                                                                             -------           -------
             Net property, plant and equipment...........                    $ 1,520           $ 1,485
                                                                             =======           =======

         Derivative Financial Instruments and Hedging Activities - The terms of TXU Gas' interest rate swap agreements that have been designated as cash flow hedges match the terms of the underlying hedged indebtedness. As a result, TXU Gas experienced no hedge ineffectiveness during 2002.

         As of December 31, 2002, it is expected that $3 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been established. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which the volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

         Non-cash Transactions - At January 1, 2002, $545 million and $16 million were recorded as non-cash charges to paid-in capital and other comprehensive income, respectively, to reflect the transfer of businesses to TXU Energy (see Note 3). During 2002, $360 million of advances from TXU Corp. were converted to paid-in capital.

         Affiliated Transactions -- The following represent significant affiliate transactions of TXU Gas:

  o Average daily short-term advances from affiliates during 2002 were $140 million, and interest expense incurred on the advances was $4 million. The weighted average interest rate for 2002 was 3.0%.
  o TXU Business Services Company, a subsidiary of TXU Corp., charges TXU Gas for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For 2002, 2001 and 2000, these costs totaled $50 million, $57 million and $47 million, respectively, and are reported in operation and maintenance expenses.
  o Oncor Electric Delivery Company and TXU Energy, indirect subsidiaries of TXU Corp., charge TXU Gas for customer and administrative services. For 2002, 2001 and 2000, these charges totaled $57 million, $43 million and $72 million, respectively, and are reported in operation and maintenance expenses.
  o TXU Gas had revenues of $12 million, $16 million and $20 million from the sale and transportation of gas to other TXU Corp. subsidiaries for 2002, 2001 and 2000, respectively.

      Cash Payments -- The schedule below details TXU Gas' supplemental cash flow information:

                                                                                   Year Ended
                                                                                  December 31,
                                                              ----------------------------------------------
                                                                  2002              2001              2000
                                                                 ------            ------            -----
   Cash payments (refunds):
   Interest costs (net of amounts capitalized).                $    67           $    79           $    76
                                                               =======           =======           =======
   Income taxes-- net..........................                $   (26)          $   (74)          $   (48)
                                                               ========          ========          ========

         Quarterly Results (Unaudited) -- The results of operations by quarters are summarized below. In the opinion of TXU Gas, all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors.

                                                                                Quarter Ended
                                                              -------------------------------------------------
                                                              March 31     June 30  September 30    December 31
                                                             ---------    --------  ------------    -----------

2002:
Revenues of continuing operations........................     $  344      $  160       $   137         $   340
Operating income (loss) of continuing operations.........         67         (26)           (8)             39
Income (loss)from continuing operations, before
 extraordinary loss......................................         31         (23)          (16)             19
Extraordinary loss, net of tax effect....................         --          --            --             (23)
Net income (loss) applicable to common stock.............         30         (24)          (17)             (5)

2001:
Revenues of continuing operations........................     $  684      $  171       $   120         $   254
Operating income (loss) of continuing operations.........         82         (41)          (31)             31
Income (loss)from continuing operations..................         43         (35)          (28)             21
Income (loss) from discontinued operations, net of tax
 effect..................................................          2           1            (5)             30
Net income (loss) applicable to common stock.............         44         (35)          (34)             50


                                                                                                        Appendix B
                       TXU GAS EXHIBITS FOR 2002 FORM 10-K


                Previously Filed*
                -----------------
                    With File            As
 Exhibits           Number            Exhibit
---------          --------           -------
2                 1-12833                2            --    Master Separation Agreement by and among Oncor, TXU
                  Form 8-K                                  Generation Holdings Company LLC, TXU Merger Energy Trading
                  (filed January 1,                         Company LP, TXU SESCO Company, TXU SESCO Energy Services
                  2002)                                     Company, TXU Energy Retail Company LP and TXU US Holdings,
                                                            dated as of December 14, 2001.

3(a)              1-3183                 3.1          --    Restated Articles of Incorporation; Articles of Amendment
                  Form                                      thereto, dated May 10, 1988 and November 15, 1996;
                  10-K                                      Statement of Resolution Establishing Adjustable Rate
                  (1996)                                    Cumulative Preferred Stock, Series F.

3(b)              1-3183                 3.1          --    Articles of Amendment, effective June 14, 1999, to Restated
                  Form 10-Q                                 Articles of Incorporation.
                  (Quarter ended June
                  30, 1999)

3(c)              1-3183                 3.2          --    Restated Bylaws.
                  Form 10-Q
                  (Quarter ended June
                  30, 1999)

4(a)                                                  --    Agreement to furnish certain debt instruments.

4(b)              1-12833                4(kk)        --    Indenture (For Unsecured Debt Securities), dated as of
                  Form 10-K                                 January 1, 1998, between TXU Gas and The Bank of New York.
                  (1997)

4(c)              1-12833                4(mm)        --    Officer's Certificate establishing the TXU
                  Form 10-K                                 Gas Remarketed Reset Notes due January 1, 2008.
                  (1997)

4(d)              33-45688               4.2          --    Indenture, dated February 15, 1992, between TXU Gas and The
                                                            First National Bank of Chicago.

4(e)              1-12833                4(qq)        --    TXU Gas 6-3/8% Note due 2004, dated February 1, 1994.
                  Form 10-K
                  (1997)

4(f)              1-12833                4(rr)        --    TXU Gas 7-1/8% Note due 2005, dated June 6, 1995.
                  Form 10-K
                  (1997)

4(g)              1-12833                4(a)         --    Remarketing Agreement, dated as of January 30, 1998 and
                  Form 8-K                                  form of Remarketing Agreement Supplement with respect to
                  (filed August 28,                         TXU Gas Remarketed Reset Notes.
                  1998)

4(h)              1-12833                4(b)         --    Indenture, (For Unsecured Subordinated Debt Securities),
                  Form 8-K                                  dated as of June 1, 1998, between TXU Gas and The Bank of
                  (filed August 28,                         New York, as Trustee.
                  1998)

                  Previously Filed*
                -----------------
                    With File            As
 Exhibits           Number            Exhibit
---------          --------           -------
4(i)              1-12833                4(c)         --    Officer's Certificate, dated as of July 2, 1998,
                  Form 8-K                                  establishing the terms of the TXU Gas Floating Rate Junior
                  (filed August 28,                         Subordinated Debentures, issued in connection with the
                  1998)                                     preferred securities TXU Gas Capital I (formerly ENSERCH
                                                            Capital I).

4(j)              1-12833                4(d)         --    Amended and Restated Trust Agreement, dated as of July 2,
                  Form 8-K                                  1998, between TXU Gas, as Depositor, and The Bank of New
                  (filed August 28,                         York, The Bank of New York (Delaware), and the
                  1998)                                     Administrative trustees for TXU Gas Capital I.

4(k)              1-12833                4(e)         --    Guarantee Agreement with respect to TXU Gas Capital I,
                  Form 8-K                                  dated as of July 2, 1998, between TXU Gas, as Guarantor,
                  (filed August 28,                         and The Bank of New York, as Trustee.
                  1998)

4(l)              1-12833                4(f)         --    Agreement as to Expenses and Liabilities, dated as of July
                  Form 8-K                                  1, 1998, between TXU Gas and TXU Gas Capital I.
                  (filed August 28,
                  1998)
12                                                    --    Computation of Ratio of Earnings to Fixed Charges, and to
                                                            Fixed Charges and Preferred Dividends.

21                                                    --    Subsidiaries of TXU Gas.

23                                                    --    Consent of Deloitte & Touche LLP, Independent Auditors for
                                                            TXU Gas.

99(a)                                                 --    Chief Executive Officer Certification

99(b)                                                 --    Chief Financial Officer Certification


_______________________________________
*        Incorporated herein by reference.