Form 10-Q
period 2003-03-31
TXU GAS CO
filed 2003-05-15
CIK 33015

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------------------------------------

                                    FORM 10-Q

         [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                     --OR--

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           -------------------


                          Commission File Number 1-3183

                             TXU Gas Company



 A Texas Corporation                           I.R.S. Employer Identification
                                                       No. 75-0399066



              ENERGY PLAZA, 1601 BRYAN STREET, DALLAS, TEXAS 75201-3411
                                 (214) 812-4600

                             --------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act). Yes   No  X
                                       --    --

Common Stock outstanding at May 12, 2003: 451,000 shares, par value $0.01 per share.



================================================================================


TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------


                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Statements of Consolidated Income and Comprehensive Income--
               Three Months Ended March 31, 2003 and 2002.........................................             1

               Condensed Statements of Consolidated Cash Flows --
               Three Months Ended March 31, 2003 and 2002.........................................             2

               Condensed Consolidated Balance Sheets --
               March 31, 2003 and December 31, 2002...............................................             3

               Notes to Financial Statements......................................................             4

               Independent Accountants' Report....................................................            11

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................................            12

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................            18

       Item 4. Controls and Procedures............................................................            18

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings..................................................................            19

       Item 6. Exhibits and Reports on Form 8-K...................................................            19

SIGNATURE.........................................................................................            20

CERTIFICATIONS....................................................................................            21


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

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        TXU GAS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                      --------------------
                                                                         2003         2002
                                                                         ----        -----
                                                                      (millions of dollars)

Operating revenues..............................................       $   621      $    344
                                                                       -------      --------

 Operating expenses:
     Gas purchased for resale...................................           430           180
     Operation and maintenance..................................            66            61
     Depreciation and amortization..............................            18            15
     Taxes other than income....................................            22            19
                                                                       -------      --------
     Total operating expenses...................................           536           275
                                                                       -------      --------

Operating income................................................            85            69

Other income....................................................             1            --

Other deductions................................................            --             4

Interest income.................................................             1            --

Interest expense and other charges..............................            11            18
                                                                       -------      --------

Income before income taxes......................................            76            47

Income tax expense..............................................            26            16
                                                                       -------      --------

Net income......................................................            50            31

Preferred stock dividends.......................................             1             1
                                                                       -------      --------

Net income applicable to common stock...........................       $    49      $     30
                                                                       =======      ========


                      CONDENSED STATEMENTS OF CONSOLIDATED
                              COMPREHENSIVE INCOME
                                   (Unaudited)

Net income......................................................       $    50      $     31
Other comprehensive income:
     Cash flow hedge activity, net of tax effect:
       Net change in fair value of derivatives..................            --             1
       Amounts realized in earnings.............................             1            --
                                                                       -------      --------
          Total.................................................             1             1
                                                                       -------      --------

Comprehensive income............................................       $    51      $     32
                                                                       =======      ========

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                March 31,
                                                                           --------------------
                                                                            2003           2002
                                                                           ------         -----
                                                                           (millions of dollars)

Cash flows - operating activities:
  Net income.......................................................        $   50         $    31
  Adjustments to reconcile income from continuing operations to cash provided by operating activities:
     Depreciation and amortization.................................            20              19
     Deferred income taxes - net...................................            --               4
     Equity in earnings of affiliates and joint ventures...........            (1)             --
     Over (under)-recovered gas costs..............................           (39)             40
  Changes in operating assets and liabilities......................            51              77
                                                                           ------         -------
        Cash provided by operating activities of continuing operations         81             171
                                                                           ------         -------

Cash flows -- financing activities:
  Retirements of long-term debt....................................          (125)             --
  Change in advances from affiliates...............................            72            (143)
  Cash dividends paid..............................................            (1)             (1)
  Redemption deposits applied to debt retirements and other........            (1)             --
                                                                           ------         -------
        Cash used in financing activities of continuing operations.           (55)           (144)
                                                                           ------         --------

Cash flows -- investing activities:
  Capital expenditures.............................................           (24)            (25)
  Other............................................................             2              --
                                                                           ------         -------
        Cash used in investing activities of continuing operations.           (22)            (25)
                                                                           ------         --------

Cash provided by continuing operations.............................             4               2
                                                                           ------         -------

Cash used in discontinued operations -
  Engineering and construction businesses sold.....................            --              (2)
                                                                           ------         --------
        Cash used in discontinued operations.......................            --              (2)
                                                                           ------         --------

Net change in cash and cash equivalents............................             4              --

Cash and cash equivalents-- beginning balance......................             4               3
                                                                           ------         -------

Cash and cash equivalents-- ending balance.........................        $    8         $     3
                                                                           ======         =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                             March 31,       December 31,
                                                                                                2003             2002
                                                                                            ------------      --------
                                                                                                 (millions of dollars)
                                          ASSETS

Current assets:
  Cash and cash equivalents.....................................................              $    8          $     4
  Accounts receivable...........................................................                 126              118
  Inventories...................................................................                  80              125
  Other current assets..........................................................                  34               28
                                                                                              ------          -------
      Total current assets......................................................                 248              275

Investments:
  Restricted cash...............................................................                  10                8
  Other investments.............................................................                  31               29
Property, plant and equipment - net.............................................               1,522            1,520
Goodwill........................................................................                 305              305
Regulatory assets...............................................................                 183              142
Other noncurrent assets.........................................................                  14               10
                                                                                             -------          -------

        Total assets............................................................             $ 2,313          $ 2,289
                                                                                              ======          =======

                           LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Advances from affiliates......................................................             $   182          $   110
  Long-term debt due currently..................................................                 150              125
  Accounts payable..............................................................                 139              125
  Other current liabilities.....................................................                  92               87
                                                                                              ------          -------
      Total current liabilities.................................................                 563              447

Accumulated deferred income taxes and investment tax credits....................                 197              193
Other noncurrent liabilities and deferred credits...............................                 252              248
Long-term debt, less amounts due currently......................................                 276              426

Mandatorily redeemable, preferred securities of subsidiary trust
  holding solely junior subordinated debentures of TXU Gas Company..............                 147              147

Contingencies (Note 5)

Shareholder's equity (Note 4)...................................................                 878              828
                                                                                              ------          -------

      Total liabilities and shareholder's equity................................             $ 2,313          $ 2,289
                                                                                              ======          =======


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES

         Description of Business -- TXU Gas Company (TXU Gas), a Texas corporation, is a largely regulated business engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides energy asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp.

         Divisions and subsidiaries of TXU Gas include TXU Gas Distribution Division, a retail gas distribution business serving over 1.4 million residential, commercial and industrial customers through over 26,000 miles of distribution mains, TXU Lone Star Pipeline Division, which operates approximately 6,800 miles of transmission and gathering pipeline in Texas, and Oncor Utility Solutions (North America) Company and Oncor Utility Solutions (Texas) Company, both wholly-owned subsidiaries of TXU Gas, which offer utility asset management services to cooperatives and municipally-owned and investor-owned utilities in North America.

         TXU Gas' natural gas pipeline, gas distribution and asset management services operations are managed as one integrated business; accordingly, there are no separate reportable business segments.

         Basis of Presentation -- The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US
GAAP) and on the same basis as the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. Certain previously reported amounts have been reclassified to conform to current classifications.

        Changes in Accounting Standards - Statement of Accounting Standards
(SFAS) No. 143, "Accounting for Asset Retirement Obligations", became effective on January 1, 2003. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. The adoption of SFAS No. 143 did not impact TXU Gas' results of operations for the three months ended March 31, 2003.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The adoption of SFAS No. 145 did not result in a reclassification of TXU Gas' results of operations for the three months ended March 31, 2002.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," became effective on January 1, 2003. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS No. 146 did not materially impact TXU Gas' results of operations for the three months ended March 31, 2003.

         Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN No. 34," requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The implementation also requires expanded disclosures of guarantees (see
Note 5 under Guarantees). The adoption of FIN No. 45 did not materially impact TXU Gas' results of operations for the three months ended March 31, 2003.

         FIN No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for existing variable interest entities in the quarter ending September 30, 2003 and immediately for any new variable interest entities.

         SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 and becomes effective on June 30, 2003. SFAS No. 149 clarifies the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component.

         For standards not yet adopted or implemented, TXU Gas is evaluating the potential impact on its financial position and results of operations.

2.       FINANCING ARRANGEMENTS

         At March 31, 2003 and December 31, 2002, advances from TXU Corp. totaled $182 million and $110 million, respectively, and the weighted average interest rates on these short-term borrowings were 2.70% and 2.63%, respectively. TXU Gas expects to meet its short-term liquidity needs through advances from TXU Corp. and affiliates.

         Long-term Debt -- Long-term debt of TXU Gas consisted of the following:

                                                                                   March 31,   December 31,
                                                                                      2003         2002
                                                                                   --------    ------------

6.250% Fixed Notes due January 1, 2003 (a) ......................................    $ --       $  125
6.375% Fixed Notes due February 1, 2004..........................................     150          150
7.125% Fixed Notes due June 15, 2005.............................................     150          150
6.564% Fixed Remarketed Reset Notes due January 1, 2008 (b)......................     125          125
Unamortized premium and discount.................................................       1            1
                                                                                    -----        -----
    Total........................................................................     426          551
                                                                                    -----        -----
Less amounts due currently.......................................................     150          125(a)
                                                                                    -----        -----
Total long-term debt.............................................................   $ 276        $ 426
                                                                                    =====        =====


(a) On January 1, 2003, TXU Gas redeemed, at par value, $125 million principal amount 6.25% Notes, which matured on that date. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of these notes.
(b)  A fixed rate of 6.564% is payable until the reset date of January 1, 2005.

         Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary, which sells undivided interests in accounts receivable it purchases to financial institutions. As of March 31, 2003, TXU Energy Company LLC (TXU Energy) (through certain subsidiaries), Oncor Electric Delivery Company (Oncor) and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2003, TXU Gas had sold $170 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $42 million and $128 million in subordinated notes, with $0.3 million of losses on sales for the three months ended March 31, 2003 that principally represent the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from 32% of receivables sold at December 31, 2002 to 25% of receivables sold at March 31, 2003 primarily due to reserve requirements which apply factors from the prior 12-month period in determining the current period reserve. This period reflects billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and the Electric Reliability Council of Texas (ERCOT) for clearing customers' switching and billing data upon the transition to competition.

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

         In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was amended to allow receivables that are 31-90 days past due into the program. TXU Corp. intends to extend the program upon expiration in July 2003.

         Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

               1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB- by Standard & Poor's (S&P) or Baa3 by Moody's; or
               2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination.

         The delinquency and dilution ratios exceeded the relevant thresholds during the first quarter of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new provider of last resort (POLR) rules by the Public Utility Commission of Texas (Commission) and strengthened credit and collection policies and practices are expected to bring the ratios in consistent compliance with the program.

         Under the receivable sales program, all originators are required to maintain a "BBB-" (S&P) and a "Baa3" (Moody's) rating or better (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivables under the program. If all originators and the parent guarantor, if any, are downgraded so that there are no eligible originators, the facility would terminate.

         Cross Default Provisions -- Certain financing arrangements of TXU Gas contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

         A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross-default under the TXU Gas senior notes due 2004 and 2005 ($300 million) and two interest rate swap agreements entered into in connection with TXU Gas' floating rate mandatorily redeemable preferred securities (see Note 3). In the event of default on the swap agreements, a cash settlement of $3 million (as of March 31, 2003) for the out-of-the money position would be required.

         The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

3. TXU GAS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS (TRUST SECURITIES)

         At March 31, 2003 and December 31, 2002, TXU Gas Capital I, a consolidated statutory business trust, had $147 million of floating rate mandatorily redeemable preferred securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A (Series A Debentures) of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At March 31, 2003, TXU Gas had two interest rate swap agreements with respect to floating rate trust securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003.

4.       SHAREHOLDER'S EQUITY

                                                                               March 31,         December 31,
                                                                                 2003                2002
                                                                              ----------         ----------

   Preferred stock....................................................         $     75             $    75
                                                                               --------             -------
   Common stock (par value - $.01 per share):
      Authorized shares - 100,000,000, Outstanding shares - 451,000...               --                  --
   Paid in capital....................................................              820                 820
   Retained earnings (deficit)........................................                2                 (47)
   Accumulated other comprehensive loss...............................              (19)                (20)
                                                                               --------             -------
      Total common stock equity.......................................              803                 753
                                                                               --------             -------
        Total shareholder's equity....................................         $    878             $   828
                                                                               ========             =======

5.       CONTINGENCIES

         Guarantees -- In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas for a period ending no later than 2008. The maximum contingent liability under the guarantee is $92 million. No claims have been asserted under the guarantee and none are anticipated.

         Income Tax Contingencies -- In April 2003, the Internal Revenue Service proposed to TXU Gas certain adjustments to the United States federal income tax reported by the predecessor company, ENSERCH Corporation, for the 1993 calendar year. The adjustments proposed would result in taxes payable for that year of $22 million excluding interest, but including penalties of $9 million. TXU Gas intends to protest the proposed audit adjustments. The potential earnings impact to TXU Gas would consist of the penalty and interest costs ultimately payable should TXU Gas not prevail in its position. The Internal Revenue Service has indicated that it intends to examine tax returns for the years 1994 through 1997.

         Legal Proceedings -- In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel Company (TXU Fuel), a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. On April 10, 2003, the District Court entered an order denying the plaintiffs' motion seeking certification of a class. No amount of damages has been specified in the petition with respect to TXU Gas or TXU Fuel, and neither TXU Gas nor TXU Fuel have purchased natural gas from the named plaintiffs in the litigation. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

         General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings the ultimate resolution of which, in the opinion of each, are not expected to have a material effect on their financial position, results of operations or cash flows.

6.       SUPPLEMENTARY FINANCIAL INFORMATION

   Other Income and Deductions --
                                                                       Three Months
                                                                      Ended March 31,
                                                                 ------------------------
                                                                   2003             2002
                                                                  ------          -----

   Other income:
     Other....................................................     $    1          $    --
                                                                    ======          =======
   Other deductions:
     Charges related to a sold business.......................      $   --          $     3
     Equity losses of unconsolidated subsidiaries.............          --                1
                                                                    ------          -------
      Total other deductions..................................      $   --          $     4
                                                                    ======          =======

         Interest Expense and Related Charges --
                                                                              Three Months
                                                                             Ended March 31,

                                                                          2003              2002
                                                                        ---------        -------

        Interest ..................................................      $    8          $    16
        Distributions on TXU Gas obligated, mandatorily
        redeemable, preferred securities of subsidiary trust
         holding solely junior subordinated debentures of TXU Gas..           3                3
        Amortization of debt issuance expense and premiums.........          --               (1)
                                                                         ------          -------
              Total interest expense and other charges ............      $   11          $    18
                                                                         ======          =======


         Accounts Receivable -- At March 31, 2003 and December 31, 2002, accounts receivable are stated net of allowance for uncollectible accounts of $7 million and $3 million, respectively.

         Accounts receivable included $24 million and $27 million of unbilled revenues at March 31, 2003 and December 31, 2002, respectively.

         Intangible Assets -- SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for TXU Gas on January 1, 2002. SFAS No. 142 requires the discontinuance of goodwill amortization and additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                                   As of March 31, 2003                 As of December 31,  2002
                                           ------------------------------------   ----------------------------------
                                             Gross                                   Gross
                                           Carrying    Accumulated                 Carrying     Accumulated
                                             Amount   Amortization      Net         Amount     Amortization      Net
                                           --------   ------------     ----        --------   -------------      ---

Amortized intangible assets
    Capitalized software..............        $  29       $  12         $  17         $  29        $  11         $  18
    Land easements....................           16           8             8            15            8             7
                                              -----       -----         -----         -----        -----         -----
          Total.......................        $  45       $  20         $  25         $  44        $  19         $  25
                                              =====       =====         =====         =====        =====         =====


          Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. TXU Gas has no intangible assets
(other than goodwill) that are not amortized.

         Aggregate amortization expense for intangible assets was $1 million for the three months ended March 31, 2003 and 2002.

         Inventories by major category--
                                                                  March 31,        December 31,
                                                                    2003              2002
                                                                  --------         ---------

Materials and supplies, at cost.............................      $     8           $     7
Gas stored underground, primarily at weighted average cost..           72               118
                                                                  -------           -------
   Total inventories........................................      $    80           $   125
                                                                  =======           =======


         Property, Plant and Equipment-- At March 31, 2003 and December 31, 2002, property, plant and equipment was stated net of accumulated depreciation and amortization of $350 million and $333 million, respectively.

         Regulatory Assets --
                                                                          March 31,        December 31,
                                                                            2003              2002
                                                                          --------         -------

        Under-collected gas costs..........................               $    88            $    49
        Distribution safety compliance costs...............                    42                 43
        Rate case costs....................................                     9                 12
        Other regulatory assets............................                    44                 38
                                                                          -------            -------
           Regulatory assets...............................               $   183            $   142
                                                                          =======            =======

         Included above are assets of $62 million at March 31, 2003 and $57 million at December 31, 2002 that were not earning a return. The regulatory assets have an average remaining recovery period of approximately 15 years.

         Derivatives and Hedges - The terms of TXU Gas' interest rate swap agreements that have been designated as cash flow hedges match the terms of the underlying hedged indebtedness. As a result, TXU Gas experienced no hedge ineffectiveness during the three months ended March 31, 2003 or 2002.

         As of March 31, 2003, it is expected that $2 million of after-tax net losses accumulated in other comprehensive income will be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been established. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which the volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges.

         Affiliate Transactions -- The following represent significant affiliate transactions of TXU Gas:

         o Average daily short-term advances from affiliates during the first three months of 2003 and 2002 were $168 million and $147 million, respectively, and interest expense incurred on the advances was $1 million. The average interest rate for the three months ended March 31, 2003 and 2002 was 2.60% and 3.11%, respectively.
         o TXU Business Services Company, a subsidiary of TXU Corp., charges TXU Gas for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended March 31, 2003 and 2002, these costs totaled $9 million and $12 million, respectively, and are reported in operation and maintenance expenses.
         o Oncor and TXU Energy, indirect subsidiaries of TXU Corp., charge TXU Gas for customer and administrative services. For the three months ended March 31, 2003 and 2002 these charges totaled $15 million and $14 million, respectively, and are reported in operation and maintenance expenses.
         o TXU Gas had revenues of $3 million from the sale and transportation of gas to other TXU Corp. subsidiaries for the three months ended March 31, 2003 and 2002.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of March 31, 2003, and the related condensed statements of consolidated income, comprehensive income, and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of TXU Gas' management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Gas as of December 31, 2002, and the related statements of consolidated income, comprehensive income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report (which includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142) dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE  LLP

Dallas, Texas
May 15, 2003

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

         Divisions and subsidiaries of TXU Gas include TXU Gas Distribution Division, a retail gas distribution business serving over 1.4 million residential, commercial and industrial customers through over 26,000 miles of distribution mains, TXU Lone Star Pipeline Division, which operates approximately 6,800 miles of transmission and gathering pipeline in Texas, and Oncor Utility Solutions (North America) Company and Oncor Utility Solutions (Texas) Company, both wholly-owned subsidiaries of TXU Gas, which offers utility asset management services to cooperatives and municipally-owned and investor-owned utilities in North America.

         TXU Gas' natural gas pipeline, gas distribution and asset management services operations are managed as one integrated business; accordingly, there are no separate reportable segments.

RESULTS OF OPERATIONS

         Results of operations of TXU Gas are subject to seasonal variation, reflecting higher gas usage in the first and fourth quarters due to colder weather. These variations generally result in higher net income and cash flow from operations during these periods.

         Dollar amounts in the following tables are stated in millions of US dollars unless otherwise stated.

Highlights

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 2003            2002
                                                                              --------        -------
  Operating statistics
     Gas distribution sales volumes (billion cubic feet -- Bcf):
         Residential...............................................                 45              41
         Commercial................................................                 24              22
         Industrial and electric generation........................                  2               3
                                                                              --------        --------
            Total gas distribution.................................                 71              66
                                                                              ========        ========

     Pipeline transportation volumes (Bcf).........................                 86             102
                                                                              ========        ========

  Operating revenues (million of dollars)
     Gas distribution:
         Residential...............................................           $    401        $    223
         Commercial................................................                183              98
         Industrial and electric generation........................                 10               8
                                                                              --------        --------
            Total gas distribution.................................                594             329
     Pipeline transportation.......................................                 16              12
     Other revenues, net of intercompany eliminations..............                 11               3
                                                                              --------        --------
            Total operating revenues...............................           $    621        $    344
                                                                              ========        ========

  Heating degree days (% of normal)................................                107%            101%


Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------
         TXU Gas' operating revenues increased by $277 million, or 81%, to $621 million in 2003. The growth reflected $249 million from the effects of higher gas costs passed on to customers and $8 million from increased volumes, generally driven by colder winter weather and increased heating demand relative to 2002, and an estimated $5 million from higher base distribution rates. The balance of the revenue growth reflected recurring changes in estimates for unbilled revenues and gas costs. The average cost of gas rose 98% while sales volumes increased 8%.

         Gross margin (operating revenues less gas purchased for resale) increased by $27 million, or 16%, to $191 million in 2003. The increase reflected the higher volumes and increased base distribution rates.

         Operation and maintenance expense increased $5 million, or 8%, to $66 million in 2003. The increase primarily reflects increased bad debt expense associated with higher revenues.

         Depreciation and amortization expense increased $3 million, or 20%, to $18 million in 2003. The increase reflects amortization of a regulatory asset related to distribution safety compliance costs and higher depreciation of distribution system assets arising from normal growth.

         Taxes other than income increased $3 million, or 16%, to $22 million in 2003. The increase was driven by higher gross receipts taxes, reflecting higher revenues in the prior periods on which these taxes are based. Due to the lag in timing between revenues and the corresponding gross receipts tax expense, TXU Gas is expected to report even greater increases in taxes other than income in future periods.

         There were no other deductions in 2003 compared with $4 million in 2002. Other deductions in 2002 primarily reflected charges related to a business sold several years ago.

         Interest expense and other charges decreased $7 million, or 39%, to $11 million in 2003. The decrease reflects a $4 million decrease due to lower debt levels, and a $3 million decrease due to lower interest rates, primarily due to a higher proportion of lower interest rate advances from TXU Corp. and affiliates.

         The effective income tax rate is essentially unchanged at 34.2% in 2003 versus 34.0% in 2002, with no significant offsetting items.

         Net income increased by $19 million, or 61%, to $50 million in 2003, driven by the increase in gross margin. Net pension and postretirement benefit costs reduced net income by $3 million in 2003 and $2 million in 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

         Cash provided by operating activities for the three months ended March 31, 2003 was $81 million compared with $171 million for the same period last year. The decrease in cash flows provided by operating activities of $90 million reflected lower cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows) of $64 million, reflecting under-recovery of gas costs in 2003 versus over-recovery in 2002, and unfavorable working capital (accounts receivable, inventory and accounts payable) changes of $40 million. Future cash flows will reflect the remaining recovery of gas costs through billings to customers. The net unfavorable working capital change is primarily due to increased accounts receivable balances related to higher revenue.

         Cash used in financing activities was $55 million in 2003 compared with $144 million in 2002. A total of $72 million was advanced from TXU Corp. in 2003 compared to $143 million repaid to TXU Corp. in 2002. Retirements of long-term debt of $125 million in 2003 were funded by the funds advanced and cash on hand (see Note 2 to Financial Statements for more debt retirement details).

Financing Arrangements

         TXU Gas expects to meet its short-term liquidity needs through advances from TXU Corp. or affiliated companies. TXU Gas had short-term advances from TXU Corp. or affiliates of $182 million and $110 million as of March 31, 2003 and December 31, 2002, respectively.

         Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary, which sells undivided interests in accounts receivable it purchases to financial institutions. As of March 31, 2003, the facility includes TXU Energy Company LLC (TXU Energy) (through certain subsidiaries), Oncor Electric Delivery Company (Oncor) and TXU Gas as qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. As of March 31, 2003, TXU Gas had sold $170 million face amount of receivables to TXU Receivables Company under the program in exchange for cash of $42 million and $128 million in subordinated notes, with $0.3 million of losses on sales for the three months ended March 31, 2003 that principally represent the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program decreased from 32% of receivables sold at December 31, 2002 to 25% of receivables sold at March 31, 2003 primarily due to reserve requirements which apply factors from the prior 12-month period in determining the current period reserve. This period reflects billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and the Electric Reliability Council of Texas (ERCOT) for clearing customers' switching and billing data upon the transition to competition.

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

         In October 2002, the program was amended to extend the program to July 2003, to provide for reserve requirement adjustments as the quality of the portfolio changes and to provide for adjustments to reduce receivables in the program by the related amounts of customer deposits held by originators. In February 2003, the program was amended to allow receivables that are 31-90 days past due into the program. TXU Corp. intends to extend the program upon expiration in July 2003.

         Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

     1) the credit rating for the long-term senior debt securities of all originators and the parent guarantor, if any, declines below BBB- by S&P or Baa3 by Moody's; or
    2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination.

         The delinquency and dilution ratios exceeded the relevant thresholds at various times during the first quarter of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customer switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new provider of last resort (POLR) rules by the Public Utility Commission of Texas (Commission) and strengthened credit and collection policies and practices are expected to bring the ratios in consistent compliance with the program.

         Registered Financing Arrangements -- TXU Gas may issue and sell additional debt and equity securities as needed, including issuances of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

Credit Ratings of TXU Corp. and TXU Gas

         The current credit ratings for TXU Corp. and TXU Gas are presented below:

                               TXU Corp.          TXU Gas
                              ----------       -----------
                                (Senior           (Senior
                              Unsecured)        Unsecured)
Standard & Poor's......          BBB-              BBB
Moody's................          Ba1               Baa3
Fitch .................          BBB-              BBB-


         Moody's currently maintains a negative outlook for TXU Corp. and TXU Gas. Fitch currently maintains a stable outlook for both entities. Standard & Poor's (S&P) currently maintains a negative outlook for both entities.

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

         Financial Covenants, Credit Rating and Cross Default Provisions -- Certain of TXU Gas' financing arrangements contain provisions that are specifically affected by changes in credit ratings and also include cross-default provisions. The material provisions are described below.

         Credit Rating Provisions --Under the accounts receivable program, all originators are required to maintain a `BBB-' (S&P) and a `Baa3' (Moody's) rating (or supply a parent guarantee with a similar rating). A downgrade below the required ratings for an originator would prevent that originator from selling its accounts receivable under the program. If all originators and the parent guarantor, if any, are downgraded so that there are no eligible originators, the facility would terminate.

         Cross Default Provisions -- Certain financing arrangements of TXU Gas contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

         The accounts receivable program described above contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services Company each have a cross default threshold of $50,000. If either an originator, TXU Business Services Company or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

         A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross-default under the TXU Gas senior notes due 2004 and 2005 ($300 million) and two interest rate swap agreements entered into in connection with TXU Gas' floating rate mandatorily redeemable preferred securities (see Note 3 to Financial Statements). In the event of default on the swap agreements, a cash settlement of $3 million (as of March 31, 2003) for the out-of-the money position would be required.

COMMITMENTS AND CONTINGENCIES

         See Note 5 to Financial Statements for discussion of contingencies. There were no material changes in cash commitments from those discussed in TXU Gas' 2002 Form 10-K.

REGULATION AND RATES

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

         Although TXU Gas cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments other than those discussed in the TXU Gas 2002 Form 10-K and this Form 10-Q, which might significantly alter TXU Gas' financial position, results of operations or cash flows.

CHANGES IN ACCOUNTING STANDARDS

         See Note 1 to Financial Statements for a discussion of changes in accounting standards.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

          The following risk factors are being presented in consideration of industry practice with respect to disclosure of such information in filings under the Securities Exchange Act of 1934, as amended.

         Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on TXU Gas' operations, financial results and financial condition, and could cause TXU Gas' actual results or outcomes to differ materially from any projected outcomes contained in any forward-looking statements in this report, include:

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

         TXU Gas relies on advances from affiliates as a significant source of liquidity for capital requirements not satisfied by operating cash flows and access to financial markets to a lesser extent. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Gas' ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs. Further, concerns on the part of counterparties regarding TXU Gas' liquidity and credit could limit its ability to enter into larger and longer-dated transactions.

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

FORWARD-LOOKING STATEMENTS

         This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under RISK FACTORS THAT MAY EFFECT FUTURE RESULTS and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Gas' 2002 Form 10-K, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements.

         Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Gas undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for TXU Gas to predict all of such factors, nor can it assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause the actual results of TXU Gas to differ materially from those projected in any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in TXU Gas' 2002 Form 10-K and is, therefore, not presented herein.

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

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Legal Proceedings -- In September 1999, Quinque Operating Company (Quinque) filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel Company (TXU Fuel), a subsidiary of TXU Energy, as a defendant in this litigation. Quinque has dismissed its claims and a new lead plaintiff has filed an amended petition in which the plaintiffs seek to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The petition alleges that the defendants have mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. On April 10, 2003, the District Court entered an order denying the plaintiffs' motion seeking certification of a class. No amount of damages has been specified in the petition with respect to TXU Gas or TXU Fuel, and neither TXU Gas nor TXU Fuel have purchased natural gas from the named plaintiffs in the litigation. While TXU Gas and TXU Fuel are unable to estimate any possible loss or predict the outcome of this case, TXU Gas and TXU Fuel believe these claims are without merit and intend to vigorously defend this suit.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits filed as a part of Part II are:

       15 Letter from independent accountants as to unaudited interim financial information

       99(a) Condensed Statements of Consolidated Income - Twelve Months Ended
             March 31, 2003

       99(b) Section 906 Certification of Chief Executive Officer

       99(c) Section 906 Certification of Principal Financial Officer

     (b)     Reports on Form 8-K filed since December 31, 2002:

             April 30, 2003     Item 5.Other Events and Regulation FD Disclosure
                                Item 7.Exhibits

             May 1, 2003        Item 7.Exhibits
             (Form 8-K/A)

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         TXU GAS COMPANY


                                        By  /s/ Biggs C. Porter
                                         ---------------------------------
                                            Biggs C. Porter
                                            Vice President,
                                             Principal Accounting Officer


May 15, 2003

                                 TXU GAS COMPANY
                       Certificate Pursuant to Section 302
                         of Sarbanes - Oxley Act of 2002
                              CERTIFICATION OF CEO



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

Date: May 15, 2003

                                   /s/ Erle Nye
                           --------------------------------------------------
                           Signature: Erle Nye
                           Title: Chairman of the Board and Chief Executive

                                 TXU GAS COMPANY
                       Certificate Pursuant to Section 302
                         of Sarbanes - Oxley Act of 2002
                              CERTIFICATION OF PFO



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

Date: May 15, 2003

                                               /s/ Scott Longhurst
                                        -------------------------------------
                                        Signature: Scott Longhurst
                                        Title: Principal Financial Officer