Form 10-Q
period 2003-06-30
TXU GAS CO
filed 2003-08-13
CIK 33015

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                  ----------------------------------------

                              FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
                              --------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       ---   ----

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    No  X
   ---    ---

Common Stock outstanding at August 8, 2003: 451,000 shares, par value $0.01 per share.


================================================================================


TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                                                            Page
                                                                                                            ----
Glossary  ........................................................................................            ii

PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements
               Condensed Statements of Consolidated Income and Comprehensive Income--
               Three and Six Months Ended June 30, 2003 and 2002..................................             1

               Condensed Statements of Consolidated Cash Flows --
               Six Months Ended June 30, 2003 and 2002............................................             2

               Condensed Consolidated Balance Sheets --
               June 30, 2003 and December 31, 2002................................................             3

               Notes to Financial Statements......................................................             4

               Independent Accountants' Report....................................................            12

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................................            13

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................            20

       Item 4. Controls and Procedures............................................................            20

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings..................................................................            20

       Item 6. Exhibits and Reports on Form 8-K...................................................            21

SIGNATURE.........................................................................................            22

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

                                     GLOSSARY

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

2002 Form 10-K........................TXU Gas' Annual Report on Form 10-K for
                                      the year ended December 31, 2002

Commission............................Public Utility Commission of Texas

EITF..................................Emerging Issues Task Force

EITF 01-8.............................EITF Issue No. 01-8,"Determining Whether
                                      an Arrangement Contains a Lease"

ERCOT.................................Electric Reliability Council of Texas

FIN...................................Financial Accounting Standards Board
                                      Interpretation

FIN 45................................FIN No. 45, "Guarantor's Accounting and
                                      Disclosure Requirements for Guarantees,
                                      Including Indirect Guarantees of
                                      Indebtedness of Others - an Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FIN No. 34"

FIN 46................................FIN No. 46, "Consolidation of Variable
                                      Interest Entities"

Fitch.................................Fitch Ratings, Ltd.

IRS...................................Internal Revenue Service

Moody's...............................Moody's Investors Services, Inc.

Oncor.................................Oncor Electric Delivery Company

Oncor Utility Solutions...............Oncor Utility Solutions (Canada) Company,
                                      Oncor Utility Solutions (North America)
                                      Company, and Oncor Utility  Solutions
                                      (Texas) Company,  all wholly-owned
                                      subsidiaries of TXU Gas

POLR..................................provider of last resort

RRC...................................The Railroad Commission of Texas

S&P...................................Standard & Poor's, a division of the
                                      McGraw-Hill Companies

Sarbanes-Oxley........................Sarbanes-Oxley Act of 2002

SEC...................................United States Securities and Exchange
                                      Commission

SFAS..................................Statement of Financial Accounting
                                      Standards

SFAS 143..............................SFAS No. 143, "Accounting for Asset
                                      Retirement Obligations"

SFAS 145..............................SFAS No. 145, "Rescission of FASB
                                      Statements No. 4, 44 and 64, Amendment of
                                      FASB Statement 13, and Technical
                                      Corrections"

SFAS 146..............................SFAS  No.  146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 149..............................SFAS No. 149, "Amendment of Statement 133
                                      on Derivative Instruments and
                                      Hedging Activities"

SFAS 150..............................SFAS No. 150,  "Accounting for Certain
                                      Financial Instruments with Characteristics of both Liabilities and Equity"

TXU Energy............................TXU Energy Company LLC

TXU Fuel..............................TXU Fuel Company

TXU Gas...............................refers to TXU Gas Company, or TXU Gas
                                      Company and its consolidated
                                      subsidiaries, depending on the context

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company

                                           PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                          TXU GAS COMPANY AND SUBSIDIARIES
                                    CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                                    (Unaudited)

                                                                         Three Months Ended        Six Months Ended
                                                                             June 30,                 June 30,
                                                                        ------------------        ------------------
                                                                          2003        2002         2003         2002
                                                                          ----        ----         ----         ----
                                                                                    (millions of dollars)

Operating revenues..............................................        $   199     $    160     $   820      $    504
                                                                        -------     --------     -------      --------
Operating expenses:
     Gas purchased for resale...................................             89           73         519           253
     Operation and maintenance..................................             71           71         137           132
     Depreciation and amortization..............................             19           17          37            32
     Taxes other than income....................................             33           23          55            42
                                                                        -------     --------     -------      --------
        Total operating expenses................................            212          184         748           459
                                                                        -------     --------     -------      --------

Operating income (loss).........................................            (13)         (24)         72            45

Other income....................................................             --            4           1            --

Interest income.................................................             --           --           1            --

Interest expense and other charges..............................             11           16          22            34
                                                                        -------     --------     -------      --------
Income (loss) before income taxes...............................            (24)         (36)         52            11

Income tax expense (benefit)....................................             (9)         (13)         17             3
                                                                        -------     --------     -------      --------
Net income (loss)...............................................            (15)         (23)         35             8

Preferred stock dividends.......................................              1            1           2             2
                                                                        -------     --------     -------      --------
Net income (loss) applicable to common stock....................        $   (16)    $    (24)    $    33      $      6
                                                                        =======     ========     =======      ========

                                         CONDENSED STATEMENTS OF CONSOLIDATED
                                                 COMPREHENSIVE INCOME
                                                     (Unaudited)

                                                                             Three Months Ended        Six Months Ended
                                                                                  June 30,                  June 30,
                                                                            --------------------     ----------------------
                                                                               2003        2002         2003         2002
                                                                             -------     -------      -------      ------
                                                                                        (millions of dollars)

     Net income (loss)...............................................        $   (15)    $    (23)    $    35      $      8
     Other comprehensive income, net of tax effect:
          Cash flow hedge activity--
            Net change in fair value of derivatives..................             --           (1)         --            --
            Amounts realized in earnings (net of tax expense of $- and $1)         1           --           2            --
                                                                             -------     --------     -------      --------
               Total.................................................              1           (1)          2            --
                                                                             -------     --------     -------      --------

     Comprehensive income (loss).....................................        $   (14)    $    (24)    $    37      $      8
                                                                             =======     ========     =======      ========

     See Notes to Financial Statements.

                                      TXU GAS COMPANY AND SUBSIDIARIES
                               CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                               (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                           --------------------
                                                                            2003           2002
                                                                           ------         -----
                                                                           (millions of dollars)

Cash flows - operating activities:
  Net income.......................................................        $   35         $     8
  Adjustments  to  reconcile  net income to cash  provided by operating activities:
     Depreciation and amortization.................................            40              37
     Deferred income taxes - net...................................             7              --
     Equity in earnings of affiliates and joint ventures...........            (1)             (1)
     Recovery of gas costs.........................................            34              67
     Other.........................................................            --              (1)
  Changes in operating assets and liabilities......................            (9)             48
                                                                           ------         -------
        Cash provided by operating activities of continuing operations        106             158
                                                                           ------         -------
Cash flows -- financing activities:
  Retirements of long-term debt....................................          (125)             --
  Change in advances from affiliates...............................            60            (106)
  Cash dividends paid..............................................            (2)             (2)
  Redemption deposits applied to debt retirements and other........            (2)             --
                                                                           ------         -------
        Cash used in financing activities of continuing operations.           (69)           (108)
                                                                           ------         -------
Cash flows -- investing activities:
  Capital expenditures.............................................           (48)            (46)
  Other............................................................             9              (1)
                                                                           ------         -------
        Cash used in investing activities of continuing operations.           (39)            (47)
                                                                           ------         -------

Cash provided by (used in) continuing operations...................            (2)              3
                                                                           ------         -------

Cash used in discontinued operations -
  Engineering and construction businesses sold.....................            --              (2)
                                                                           ------         -------
        Cash used in discontinued operations.......................            --              (2)
                                                                           ------         -------

Net change in cash and cash equivalents............................            (2)              1

Cash and cash equivalents-- beginning balance......................             4               3
                                                                           ------         -------

Cash and cash equivalents-- ending balance.........................        $    2         $     4
                                                                           ======         =======

See Notes to Financial Statements.

                                          TXU GAS COMPANY AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                                      June 30,      December 31,
                                                                                        2003           2002
                                                                                    ------------     --------
                                                                                        (millions of dollars)
                                      ASSETS

Current assets:
   Cash and cash equivalents......................................................     $     2         $     4
   Accounts receivable............................................................          50             118
   Inventories....................................................................         128             125
   Other current assets...........................................................          32              28
                                                                                       -------         -------
       Total current assets.......................................................         212             275

Investments:
     Restricted cash..............................................................          10               8
     Other investments............................................................          26              29
Property, plant and equipment - net...............................................       1,528           1,520
Goodwill..........................................................................         305             305
Regulatory assets.................................................................         110             142
Other noncurrent assets...........................................................          14              10
                                                                                       -------         -------

         Total assets.............................................................     $ 2,205         $ 2,289
                                                                                       =======         =======

                       LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates.......................................................     $   169         $   110
   Long-term debt due currently...................................................         150             125
   Accounts payable...............................................................          75             125
   Other current liabilities......................................................          75              87
                                                                                       -------         -------
       Total current liabilities..................................................         469             447

Accumulated deferred income taxes and investment tax credits......................         204             193
Other noncurrent liabilities and deferred credits.................................         246             248
Long-term debt, less amounts due currently........................................         276             426

Mandatorily redeemable, preferred securities of subsidiary trust
   holding solely junior subordinated debentures of TXU Gas Company...............         147             147

Contingencies (Note 5)

Shareholder's equity (Note 4).....................................................         863             828
                                                                                       -------         -------

         Total liabilities and shareholder's equity...............................     $ 2,205         $ 2,289
                                                                                       =======         =======

See Notes to Financial Statements.

                          TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Description of Business -- TXU Gas, a Texas corporation, is a largely regulated business (see Note 6) engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides energy asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp.

      Operating units of TXU Gas include TXU Gas Distribution Division, a retail gas distribution business serving over 1.4 million residential, commercial and industrial customers through over 26,000 miles of distribution mains, TXU Lone Star Pipeline Division, which operates approximately 6,800 miles of transmission and gathering pipeline in Texas, and Oncor Utility Solutions, which offers utility asset management services to cooperatives and municipally-owned and investor-owned utilities in North America.

      TXU Gas' operations are managed as an integrated business; accordingly, there are no separate reportable business segments.

      Basis of Presentation -- The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2002 Form 10-K.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2002 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated. Certain previously reported amounts have been reclassified to conform to current classifications.

      Changes in Accounting Standards - SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. The adoption of SFAS 143 did not impact TXU Gas' results of operations for the six months ended June 30, 2003.

      SFAS 145, regarding classification of items as extraordinary, became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The adoption of SFAS 145 does not result in a reclassification of results for the six months ended June 30, 2002.

      As a result of the implementation of SFAS 145 as of January 1, 2003, the previously reported annual after-tax losses on the early extinguishment of debt of $23 million in the year ended December 31, 2002 (as described in the Notes to Financial Statements in the 2002 Form 10-K) will be reclassified from extraordinary items to other deductions and income tax expense as such losses do not meet the criteria of an extraordinary item. There was no effect on net income as a result of the implementation of SFAS 145.

      SFAS 146, regarding exit costs, became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not materially impact results of operations for the six months ended June 30, 2003.

      FIN 45 requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (see Note 5 under Guarantees). The adoption of FIN 45 did not materially impact results of operations for the six months ended June 30, 2003.

      FIN 46 was issued in January 2003. FIN 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. This guidance will be effective for existing variable interest entities in the quarter ending September 30, 2003 and immediately for any new variable interest entities. TXU Gas is evaluating the potential impact of FIN 46 on its financial position.

      SFAS 149 was issued in April 2003 and became effective for contracts entered into or modified after June 30, 2003. SFAS 149 clarifies what contracts may be eligible for the normal purchase and sale exception, the definition of a derivative and the treatment in the statement of cash flows when a derivative contains a financing component. The adoption of SFAS 149 is not expected to materially impact TXU Gas' financial position or result of operations.

      SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that certain mandatorily redeemable preferred securities (see Note
3) be classified as liabilities beginning July 1, 2003. TXU Gas is evaluating the potential impact of SFAS 150 on its financial position.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance may require that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. TXU Gas is evaluating the potential impact of the adoption of EITF 01-8 on its financial position and results of operations.

2.    FINANCING ARRANGEMENTS

      TXU Gas expects to meet its short-term liquidity needs through advances from TXU Corp. and affiliates. At June 30, 2003 and December 31, 2002, advances from TXU Corp. totaled $169 million and $110 million, respectively, and the weighted average interest rates on these short-term borrowings were 3.07% and 2.63%, respectively.

      Long-Term Debt -- At June 30, 2003 and December 31, 2002, the long-term debt of TXU Gas consisted of the following:


                                                                                            June 30,    December 31,
                                                                                              2003         2002
                                                                                            -------     -----------

    6.250% Fixed Notes due January 1, 2003...........................................       $    --      $   125
    6.375% Fixed Notes due February 1, 2004..........................................           150          150
    7.125% Fixed Notes due June 15, 2005.............................................           150          150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008..........................           125          125
    Unamortized fair value adjustments...............................................             1            1
                                                                                            -------      -------
        Total .......................................................................           426          551
                                                                                            -------      -------
    Less amount due currently........................................................           150          125
                                                                                            -------      -------
    Total long-term debt.............................................................       $   276      $   426
                                                                                            =======      =======

      In January 2003, TXU Gas redeemed, at par value, $125 million principal amount of its 6.25% Notes at maturity. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of these notes.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Gas, which sells undivided interests in accounts receivable it purchases to financial institutions. As of June 30, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. The June 30, 2003 financial statements reflect the sale of $99 million face amount of TXU Gas' receivables to TXU Receivables Company under the program in exchange for cash of $46 million and $52 million in subordinated notes, with $1 million of losses on sales for the six months ended June 30, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program increased $23 million for the six month period ended June 30, 2003 primarily due to reserve requirements that were reduced through a temporary amendment in recognition of improving collection trends. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities.

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

      In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The program was also amended to coincide with the credit facilities' covenants by removing investment grade credit ratings as a requirement of an eligible originator and substituting maintenance of fixed charge coverage ratios and debt to capital ratios as requirements of an eligible originator. In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

      Under the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

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

      A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross default under the $300 million TXU Gas senior notes due 2004 and 2005.

3. TXU GAS OBLIGATED, MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS (TRUST SECURITIES)

      At June 30, 2003 and December 31, 2002, TXU Gas Capital I, a consolidated statutory business trust, had $147 million of floating rate mandatorily redeemable preferred securities outstanding. Distributions on these Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Series A Debentures of TXU Gas. The interest on the Series A Debentures matches the distributions on the Trust Securities. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part on or after July 1, 2003. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's securities. At June 30, 2003, TXU Gas had two interest rate swap agreements with respect to floating rate trust securities of TXU Gas Capital I, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum to July 1, 2003. TXU Gas elected not to renew these swaps and will pay variable interest rates on these Trust Securities based on the three-month LIBOR rate plus a margin of 135 basis points.

4.    SHAREHOLDER'S EQUITY

                                                                               June 30,          December 31,
                                                                                 2003                2002
                                                                            -------------         ---------

   Preferred stock....................................................         $     75             $    75
                                                                               --------             -------
   Common stock (par value - $.01 per share):
      Authorized shares - 100,000,000, Outstanding shares - 451,000...               --                  --
   Paid in capital....................................................              818                 820
   Deficit............................................................              (12)                (47)
   Accumulated other comprehensive loss...............................              (18)                (20)
                                                                               --------             -------
      Total common stock equity.......................................              788                 753
                                                                               --------             -------
        Total shareholder's equity....................................         $    863             $   828
                                                                               ========             =======

5.    CONTINGENCIES

      Guarantees -- In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $96 million. No claims have been asserted under the guarantee and none are anticipated.

      Income Tax Contingencies -- In April 2003, the IRS proposed to TXU Gas certain adjustments to the US federal income tax returns of ENSERCH Corporation (the predecessor of TXU Gas) for the 1993 calendar year. The adjustments proposed would result in taxes payable for that year of $22 million excluding interest, but including penalties of $9 million. TXU Gas has protested the proposed audit adjustments and is awaiting a hearing with the Appeals Office of the IRS. In the event that TXU Gas is unsuccessful in defending its position, earnings would be impacted by the interest expense on the deficiency, which would total $6 million after-tax through June 30, 2003.

      Legal Proceedings -- In September 1999, Quinque Operating Company filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel, a subsidiary of TXU Energy, as a defendant in this litigation. Quinque Operating Company has dismissed its claims and a new lead plaintiff filed an amended petition in which the plaintiffs sought to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The petition alleged that the defendants mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. On April 10, 2003, the District Court entered an order denying the plaintiffs' motion seeking certification of a class. On May 12, 2003, plaintiffs filed a motion to amend their petition to narrow the defendants sued and the claims asserted. The amended petition omits TXU Gas and TXU Fuel as defendants.

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

      General -- In addition to the above, TXU Gas is involved in various legal and administrative proceedings, the ultimate resolution of which should not have a material effect upon its financial position, results of operations or cash flows.

6.    SUPPLEMENTARY FINANCIAL INFORMATION

      Deregulated Operations -- TXU Gas' operations are substantially regulated. Deregulated operations are primarily those of Oncor Utility Solutions. The results of operations of TXU Gas for the six months ended June 30, 2003 include $5 million in operating revenue and $6 million in operation and maintenance expense related to Oncor Utility Solutions' operations.


         Other Income --
                                                               Three Months                     Six Months
                                                              Ended June 30,                  Ended June 30,
                                                        --------------------------       -------------------
                                                          2003             2002            2003            2002
                                                        ---------       ---------        ---------      -------

   Other income:
   Equity earnings in unconsolidated subsidiaries     $   --          $     1          $    1         $    --
   Gains on sale of properties...............             --                1              --              --
   Other.....................................             --                2              --              --
                                                      ------          -------          ------         -------
     Total other income......................         $   --          $     4          $    1         $    --
                                                      ======          =======          ======         =======


         Interest Expense and Other Charges --
                                                               Three Months                     Six Months
                                                              Ended June 30,                  Ended June 30,
                                                        --------------------------       -------------------
                                                          2003             2002            2003            2002
                                                        ---------       ---------        ---------      -------

Interest ....................................         $    9          $    14          $   17         $    30
Distributions on TXU Gas obligated, mandatorily
   redeemable, preferred securities of
   subsidiary trustholding solely junior
   subordinated debentures of TXU Gas.........             2                2               5               5
Amortization of debt issuance expense and
   premiums...................................            --               --              --              (1)
                                                      ------          -------          ------         -------
     Total interest expense and other charges         $   11          $    16          $   22         $    34
                                                      ======          =======          ======         =======

      Accounts Receivable -- At June 30, 2003 and December 31, 2002, accounts receivable of $50 million and $118 million are stated net of allowance for uncollectible accounts of $7 million and $3 million, respectively.

      Accounts receivable included $14 million and $27 million of unbilled revenues at June 30, 2003 and December 31, 2002, respectively.

      Intangible Assets -- SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for TXU Gas on January 1, 2002. SFAS No. 142 requires the discontinuance of goodwill amortization and additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                                    As of June 30, 2003                 As of December 31,  2002
                                           ------------------------------------   ------------------------------
                                             Gross                                   Gross
                                           Carrying    Accumulated                 Carrying     Accumulated
                                             Amount   Amortization      Net         Amount     Amortization      Net
                                           --------   ------------     ----        --------    ------------      ---
Amortized intangible assets
    Capitalized software..............        $  30       $  13         $  17         $  29        $  11         $  18
    Land easements....................           16           8             8            15            8             7
                                              -----       -----         -----         -----        -----         -----
          Total.......................        $  46       $  21         $  25         $  44        $  19         $  25
                                              =====       =====         =====         =====        =====         =====

         Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. TXU Gas has no intangible assets (other than goodwill) that are not amortized.

      Aggregate amortization expense for intangible assets was $2 million and $1 million for the six month periods ended June 30, 2003 and 2002, respectively.

      Inventories by major category--
                                                                June 30,         December 31,
                                                                    2003              2002
                                                                  ----------       -------

Materials and supplies, at cost....................               $     7           $     7
Gas stored underground, primarily at weighted average cost            121               118
                                                                  -------           -------
   Total inventories...............................               $   128           $   125
                                                                  =======           =======

      Property, Plant and Equipment -- As of June 30, 2003 and December 31, 2002, property, plant and equipment of $1.5 billion in both years is stated net of accumulated depreciation and amortization of $368 million and $333 million, respectively.


      Regulatory Assets --
                                                                 June 30,         December 31,
                                                                   2003              2002
                                                                 --------         ------------

        Under-collected gas costs..........................      $    15            $    49
        Distribution safety compliance costs...............           42                 43
        Rate case costs....................................           10                 12
        Other regulatory assets............................           43                 38
                                                                 -------            -------
           Regulatory assets...............................      $   110            $   142
                                                                 =======            =======

      Included above are assets of $63 million at June 30, 2003 and $57 million at December 31, 2002 that were not earning a return. The regulatory assets have an average remaining recovery period of approximately 15 years.

      Derivatives and Hedges - The terms of TXU Gas' interest rate swap agreements that have been designated as cash flow hedges match the terms of the underlying hedged indebtedness. As a result, TXU Gas experienced no hedge ineffectiveness during the three or six months ended June 30, 2003 or 2002. On July 1, 2003, TXU Gas' existing interest rate swaps expired.

      As of June 30, 2003, it was expected that $1 million of after-tax net losses accumulated in other comprehensive income would be reclassified into earnings during the next twelve months. This amount represents the projected value of the hedges over the next twelve months relative to what would be recorded if the hedge transactions had not been established. The amount expected to be reclassified is not a forecasted loss incremental to normal operations, but rather it demonstrates the extent to which the volatility in earnings (which would otherwise exist) is mitigated through the use of cash flow hedges. In July of 2003, as a result of the interest rate swaps discussed above, $1 million of after-tax losses were recognized in earnings (reclassified from other comprehensive income). TXU Gas has no other cash flow hedges at this time.

      Affiliated Transactions -- The following represent significant affiliate transactions of TXU Gas:

     o Average daily short-term advances from affiliates for the three months ended June 30, 2003 and 2002 were $152 million and $111 million, respectively, and for the six months ended June 30, 2003 and 2002 were $160 million and $129 million, respectively. Interest expense incurred on the advances for the three months ended June 30, 2003 and 2002 was $1 million, and for the six months ended June 30, 2003 and 2002 was $2 million. The average interest rate for the three months ended June 30, 2003 and 2002 was 3.07% and 3.10%, respectively. The average interest rate for the six months ended June 30, 2003 and 2002 was 2.83% and 2.93%, respectively.
     o US Holdings, a subsidiary of TXU Corp., charges TXU Gas for customer and administrative services. For the three months ended June 30, 2003 and 2002 these charges totaled $14 million and $15 million, respectively. For the six months ended June 30, 2003 and 2002 these charges totaled $29 million for both periods. These charges are reported in operation and maintenance expenses.

     o Included in reported revenues were $5 million and $7 million from the sale and transportation of gas to other TXU Corp. subsidiaries for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, these revenues totaled $8 million and $10 million, respectively.
     o TXU Business Services charges TXU Gas for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended June 30, 2003 and 2002, these costs totaled $8 million and $13 million, respectively. For the six months ended June 30, 2003 and 2002, these costs totaled $17 million and $25 million, respectively. These costs are reported in operations and maintenance expense.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of June 30, 2003, and the related condensed statements of consolidated income and of comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of TXU Gas' management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas
August 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      TXU Gas, a Texas corporation, is a largely regulated business (see Note 6) engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides energy asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp.

      Operating units of TXU Gas include TXU Gas Distribution Division, a retail gas distribution business serving over 1.4 million residential, commercial and industrial customers through over 26,000 miles of distribution mains, TXU Lone Star Pipeline Division, which operates approximately 6,800 miles of transmission and gathering pipeline in Texas, and Oncor Utility Solutions, which offers utility asset management services to cooperatives and municipally-owned and investor-owned utilities in North America.

      TXU Gas' operations are managed as an integrated business; accordingly, there are no separate reportable business segments.

RESULTS OF OPERATIONS

      Results of operations of TXU Gas are subject to seasonal variations, reflecting higher gas usage in the first and fourth quarters due to colder weather. These variations generally result in higher net income and cash flow from operations during these periods.

      Dollar amounts in the following tables are stated in millions of US dollars unless otherwise stated.

Highlights

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                -----------------------      ---------------
                                                                   2003          2002           2003            2002
                                                                --------      --------       --------        -------

Operating statistics
   Gas distribution sales volumes (billion cubic feet -- Bcf):
       Residential.....................................                8            10             53              51
       Commercial, industrial and electric generation..                9            10             35              35
                                                                --------      --------       --------        --------
          Total gas distribution.......................               17            20             88              86
                                                                ========      ========       ========        ========

   Pipeline transportation volumes (Bcf, non-affiliated)              92           116            178             218
                                                                ========      ========       ========        ========

Operating revenues (millions of dollars)
   Gas distribution:
       Residential.....................................         $     94      $     76       $    495        $    299
       Commercial, industrial and electric generation..               76            49            269             155
                                                                --------      --------       --------        --------
          Total gas distribution.......................              170           125            764             454
   Pipeline transportation (non-affiliated)............               12            17             28              29
   Other revenues, net of intercompany eliminations....               17            18             28              21
                                                                --------      --------       --------        --------
          Total operating revenues.....................         $    199      $    160       $    820        $    504
                                                                ========      ========       ========        ========

Heating degree days (% of normal)......................            64.0%          69.0%          103.9%          99.2%


Three Months Ended June 30, 2003 Compared to the Three Months Ended
June 30, 2002
---------------------------------------------------------------------

      Operating revenues for TXU Gas increased by $39 million, or 24%, to $199 million in 2003. Revenues increased $43 million due to the effects of higher gas costs passed on to customers and $3 million in higher base distribution rates, partly offset by the effect of lower gas sales volumes of $8 million. Higher revenues in the utility asset management services business of $5 million were offset by normal changes in estimates for unbilled revenues and gas costs. The average cost of gas rose 63% while sales volumes decreased 15%, due to warmer weather.

      Gross margin (operating revenues less gas purchased for resale) rose $23 million, or 26%, to $110 million in 2003. The increase reflected the higher revenues, as certain costs directly related to the revenues are reported below gross margin, and higher base distribution rates.

      Operation and maintenance expense was $71 million in 2003 and 2002. Increased costs to support growth of the utility asset management services business were offset by small declines in several other expense categories.

      Depreciation and amortization expense increased $2 million, or 12%, to $19 million in 2003. The increase reflects higher depreciation of distribution system assets on equipment additions to support growth, as well as amortization of a regulatory asset related to distribution safety compliance costs.

      Taxes other than income increased $10 million, or 43%, to $33 million in 2003. The increase was primarily driven by higher gross receipts taxes, reflecting higher revenues on which these taxes are based.

      Other income decreased to none in 2003 from $4 million in 2002. Other income in 2002 included gains on the sale of property.

      Interest expense and other charges decreased $5 million, or 31%, to $11 million in 2003. The decrease reflects a $4 million decrease due to lower average debt levels, primarily due to the conversions of advances from affiliates to paid-in capital, and $1 million due to lower average interest rates.

      The effective income tax rate was 37.5% in 2003 and 36.1% in 2002, with no significant unusual items impacting the effective rates.

      Net loss improved by $8 million, to a loss of $15 million in 2003, reflecting lower interest expense, higher base distribution rates and operation and maintenance cost controls. Net pension and postretirement benefit costs reduced net income by $3 million in both 2003 and 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002
-----------------------------------------------------------------------------

      TXU Gas' operating revenues increased by $316 million, or 63%, to $820 million in 2003. The growth reflected $282 million due to the effects of higher gas costs passed on to customers, $13 million from increased volumes and an estimated $8 million from higher base distribution rates. The balance of the revenue growth reflected normal recurring changes in estimates for unbilled revenues and gas costs. The average cost of gas rose 91% while sales volumes increased 2%.

      Gross margin (operating revenues less gas purchased for resale) rose $50 million, or 20%, to $301 million in 2003. The increase reflected the higher revenues, as certain costs directly related to the revenues are reported below gross margin, increased base distribution rates and the benefits of the higher volumes.

      Operation and maintenance expense increased $5 million, or 4%, to $137 million in 2003. The increase primarily reflects increased costs to support growth of the utility asset management services business and increased bad debt expense associated with higher revenues, partially offset by small declines in several other expense categories.

      Depreciation and amortization expense increased $5 million, or 16%, to $37 million in 2003. The increase reflects higher depreciation of distribution system assets on equipment additions to support growth, as well as amortization of a regulatory asset related to distribution safety compliance costs.

      Taxes other than income increased $13 million, or 31%, to $55 million in 2003. The increase was primarily driven by higher gross receipts taxes, reflecting higher revenues on which these taxes are based.

      Interest expense and other charges decreased $12 million, or 35%, to $22 million in 2003. The decrease reflects an $8 million decrease due to lower average debt levels, which was primarily due to the conversions of advances from affiliates to paid-in capital, and a $4 million decrease due to lower average interest rates, which was primarily due to a higher proportion of lower interest rate advances from TXU Corp. and affiliates.

      The effective income tax rate was 32.7% in 2003 versus 27.3% in 2002. Equity income of unconsolidated entities, which is not tax effected, represented a greater portion of income before income taxes in 2002. Such equity income totaled less than $1 million in 2002.

      Net income increased by $27 million to $35 million in 2003, reflecting lower interest expense and higher base distribution rates. Net pension and postretirement benefit costs reduced net income by $6 million in 2003 and $5 million in 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

      Cash provided by operating activities for the six months ended June 30, 2003 was $106 million compared with $158 million for the same period last year. The decrease in cash flows provided by operating activities of $52 million reflected unfavorable working capital (accounts receivable, inventory and accounts payable) changes of $59 million, primarily driven by increased accounts receivable balances related to higher gas costs. Partially offsetting this decline was higher cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows) of $4 million, reflecting higher net income largely offset by the effect of greater gas cost recovery in 2002 because of unusually cold weather and high gas prices in late 2001.

      Cash used in financing activities was $69 million in 2003 compared with $108 million in 2002. A total of $60 million was advanced from TXU Corp. in 2003 compared to $106 million repaid to TXU Corp. in 2002. Retirements of long-term debt of $125 million in 2003 were funded by the funds advanced and cash on hand.

      Cash used in investing activities was $39 million in 2003 compared with $47 million in 2002. Capital expenditures of $48 million and $46 million in 2003 and 2002, respectively, were essentially unchanged. Cash provided by other investing activity of $9 million in 2003, as compared to cash used of $1 million in 2002, was primarily driven by small pipeline property and equipment sales.

Financing Arrangements

      TXU Gas expects to meet its short-term liquidity needs through advances from TXU Corp. and affiliates. At June 30, 2003 and December 31, 2002, advances from TXU Corp. totaled $169 million and $110 million, respectively, and the weighted average interest rates on these short-term borrowings were 3.07% and 2.63%, respectively.

      Sale of Receivables -- Certain subsidiaries of TXU Corp. sell trade accounts receivable to TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary of TXU Gas, which sells undivided interests in accounts receivable it purchases to financial institutions. As of June 30, 2003, TXU Energy (through certain subsidiaries), Oncor and TXU Gas are qualified originators of accounts receivable under the program. TXU Receivables Company may sell up to an aggregate of $600 million in undivided interests in the receivables purchased from the originators under the program. The June 30, 2003 financial statements reflect the sale of $99 million face amount of TXU Gas' receivables to TXU

Receivables Company under the program in exchange for cash of $46 million and $52 million in subordinated notes, with $1 million of losses on sales for the six months ended June 30, 2003 that principally represents the interest costs on the underlying financing. These losses approximated 6% of the cash proceeds from the sale of undivided interests in accounts receivable on an annualized basis. Funding under the program increased $23 million for the six month period ended June 30, 2003 primarily due to reserve requirements that were reduced through a temporary amendment in recognition of improving collection trends. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities.

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

      In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The program was also amended to coincide with the credit facilities' covenants by removing investment grade credit ratings as a requirement of an eligible originator and substituting maintenance of fixed charge coverage ratios and debt to capital ratios as requirements of an eligible originator. In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices are expected to bring the ratios into consistent compliance with the program.

      Under the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Registered Financing Arrangements -- TXU Gas may issue and sell additional debt and equity securities as needed, including issuances of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the SEC for offering pursuant to Rule 415 under the Securities Act of 1933.

      Credit Ratings of TXU Corp. and TXU Gas-- The current credit ratings for TXU Corp. and TXU Gas are presented below:

                                      TXU Corp.                  TXU Gas
                                      ---------                  -------
                                  (Senior Unsecured)        (Senior Unsecured)
       S&P.................              BBB-                     BBB
       Moody's.............              Ba1                      Baa3
       Fitch...............              BBB-                     BBB-

      Moody's currently maintains a negative outlook for TXU Corp. and TXU Gas. Fitch currently maintains a stable outlook for each entity. S&P currently maintains a negative outlook for each entity.

      These ratings are investment grade, except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one notch below investment grade.

      A rating reflects only the view of a rating agency, and is not a recommendation to buy, sell or hold securities. Any rating can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change.

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

      A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross default under the $300 million TXU Gas senior notes due 2004 and 2005.

COMMITMENTS AND CONTINGENCIES

      See Note 5 to Financial Statements for discussion of contingencies. There were no material changes in cash commitments from those discussed in the 2002 Form 10-K.

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

      On May 23, 2003, TXU Gas filed a system-wide rate case for TXU Gas Distribution and TXU Pipeline operations. The case was filed in all 437 cities served by TXU Gas Distribution and at the RRC for TXU Pipeline and unincorporated cities. The RRC assigned the case Gas Utilities Docket 9400. TXU Gas is seeking an annual revenue increase of $69.5 million or 7.24% overall increase. TXU Gas has asked the 437 incorporated cites with original jurisdiction over TXU Gas Distribution rates to either deny or cede jurisdiction to the RRC. Eleven parties have intervened in the case. TXU Gas expects a final order from the RRC late in the first quarter or early in the second quarter of 2004.

      Although TXU Gas cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments other than those discussed in the 2002 Form 10-K and this Form 10-Q, which might significantly alter its basic financial position, results of operations or cash flows.

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

      TXU Gas is subject to changes in laws (including the Texas Gas Utility Regulatory Act, as amended) or regulations, changing governmental policies and regulatory actions, including those of the RRC, with respect to matters including, but not limited to, operation and construction of pipeline transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of purchased gas costs, and return on invested capital.

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

      TXU Gas uses derivative financial instruments, such as interest rate swaps, and may use other instruments, such as options, futures and forwards, to manage risks. TXU Gas could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. TXU Gas' inability or failure to effectively hedge its assets or positions against changes in interest rates, counterparty credit risk or other risk measures could result in greater volatility of and/or declines in future financial results.

      The operation of gas transportation facilities involves many risks, including breakdown or failure of equipment, pipelines, lack of sufficient capital to maintain the facilities, or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of throughput or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses. In addition to these risks, breakdown or failure of a TXU Gas operating facility may prevent the facility from performing under applicable sales agreements which, in certain situations, could result in termination of those agreements or incurring a liability for liquidated damages.

      Natural disasters, war, terrorist acts and other catastrophic events may impact TXU Gas' operations in unpredictable ways, including disruption of natural gas supply and delivery activities, declines in customer demand and instability in the financial markets.

      TXU Gas' ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables and subject to risks. Should any such efforts be unsuccessful, TXU Gas could be subject to additional costs and/or the write off of its investment in the project or improvement.

      TXU Gas is subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims.

      TXU Gas is subject to the effects of new, or changes in, income tax rates or policies and increases in taxes related to property, plant and equipment and gross receipts and other taxes. Further, TXU Gas is subject to audit and reversal of its tax positions by the IRS and state taxing authorities.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under RISK FACTORS THAT MAY AFFECT FUTURE RESULTS and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Form 10-K, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the 2002 Form 10-K and is, therefore, not presented herein.

Item 4.    CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of TXU Gas' management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. Based on the evaluation performed, TXU Gas' management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in TXU Gas' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, TXU Gas' internal control over financial reporting.

                             PART II. OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

      Legal Proceedings -- In September 1999, Quinque Operating Company filed suit in the State District Court of Stevens County, Kansas against over 200 gas pipeline companies, including TXU Gas (named in the litigation as ENSERCH Corporation). The suit was removed to federal court; however, a motion to remand the case back to Kansas State District Court was granted in January 2001, and the case is now pending in Stevens County, Kansas. The plaintiffs amended their petition to join TXU Fuel, a subsidiary of TXU Energy, as a defendant in this litigation. Quinque Operating Company has dismissed its claims and a new lead plaintiff filed an amended petition in which the plaintiffs sought to represent a class consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The petition alleged that the defendants mismeasured both the volume and heat content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. On April 10, 2003, the District Court entered an order denying the plaintiffs' motion seeking certification of a class. On May 12, 2003, plaintiffs filed a motion to amend their petition to narrow the defendants sued and the claims asserted. The amended petition omits TXU Gas and TXU Fuel as defendants.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits filed as a part of Part II are:

         15 Letter from independent accountants as to unaudited interim financial information

         31(a)    Section 302 Certification of Chief Executive Officer

         31(b)    Section 302 Certification of Principal Financial Officer

         32(a)*   Section 906 Certification of Chief Executive Officer

         32(b)*   Section 906 Certification of Principal Financial Officer

         99(a) Condensed Statements of Consolidated Income - Twelve Months Ended June 30, 2003

           * Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934

     (b) Reports on Form 8-K filed since March 31, 2003:

                         Date of Report          Item Reported
                         --------------          -------------
                         July 31, 2003           Item 5. Other Events and
                                                 Regulation FD Disclosure

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             TXU GAS COMPANY

                                      By       /s/ David H. Anderson
                                           -------------------------------
                                           David H. Anderson
                                           Vice President and
                                           Principal Accounting Officer


August 13, 2003