Form 10-Q
period 2003-09-30
TXU GAS CO
filed 2003-11-13
CIK 33015

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Common Stock outstanding at November 7, 2003: 449,631 shares, par value $0.01 per share.


================================================================================

TABLE OF CONTENTS
--------------------------------------------------------------------------------



                                                                                                             Page
                                                                                                             ----
Glossary..........................................................................................            ii

PART I.  FINANCIAL INFORMATION


       Item 1. Financial Statements
               Condensed Statements of Consolidated Income and Comprehensive Income--
               Three and Nine Months Ended September 30, 2003 and 2002............................             1

               Condensed Statements of Consolidated Cash Flows --
               Nine Months Ended September 30, 2003 and 2002......................................             2

               Condensed Consolidated Balance Sheets --
               September 30, 2003 and December 31, 2002...........................................             3

               Notes to Financial Statements......................................................             4

               Independent Accountants' Report....................................................            12

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................................            13

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................            20

       Item 4. Controls and Procedures............................................................            20

PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings..................................................................            21

       Item 6. Exhibits and Reports on Form 8-K...................................................            21

SIGNATURE.........................................................................................            22

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

2002 Form 10-K....................... TXU  Gas' Annual Report on Form 10-K
                                      for the year ended December 31, 2002

Commission............................Public Utility Commission of Texas

EITF..................................Emerging Issues Task Force

EITF 01-8.............................EITF Issue No. 01-8, "Determining Whether
                                      an Arrangement Contains a Lease"

ERCOT.................................Electric Reliability Council of Texas

FASB .................................Financial Accounting Standards Board,
                                      the designated organization in the private sector for establishing standards for financial accounting and reporting

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

POLR..................................provider of last resort of electricity to certain customers under the Commission
                                      rules interpreting the 1999 Restructuring
                                      Legislation that restructured the
                                      electric utility industry in Texas to
                                      provide for competition

RRC...................................The Railroad Commission of Texas

S&P...................................Standard & Poor's, a division of the
                                      McGraw-Hill Companies

Sarbanes-Oxley........................Sarbanes-Oxley Act of 2002

SEC...................................United States Securities and Exchange
                                      Commission

SFAS..................................Statement of Financial Accounting
                                      Standards

SFAS 140..............................SFAS No. 140, "Accounting for Transfers
                                      and Servicing of Financial Assets and
                                      Extinguishments of Liabilities -
                                      a Replacement of FASB Statement No. 125"

SFAS 142..............................SFAS No. 142, "Goodwill and Other
                                      Intangible Assets"

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

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 150..............................SFAS No. 150, "Accounting for Certain
                                      Financial Instruments with Characteristics of both Liabilities and Equity"

TXU Energy............................TXU Energy Company LLC, a subsidiary of
                                      US Holdings

TXU Fuel..............................TXU Fuel Company, a subsidiary of
                                      TXU Energy

TXU Gas...............................refers to TXU Gas  Company, or TXU Gas
                                      Company and its consolidated subsidiaries, depending on the context

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company, a subsidiary of
                                      TXU Corp.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        TXU GAS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30,            September 30,
                                                                        ------------------        ------------------
                                                                          2003        2002         2003         2002
                                                                          ----        ----         ----         ----
                                                                                    (millions of dollars)

Operating revenues..............................................        $   173     $    137     $   993      $    641
                                                                        -------     --------     -------      --------
Operating expenses:
     Gas purchased for resale...................................             65           45         584           298
     Operation and maintenance..................................             74           66         213           198
     Depreciation and amortization..............................             18           17          55            49
     Taxes other than income....................................             19           17          74            59
                                                                        -------     --------     -------      --------
        Total operating expenses................................            176          145         926           604
                                                                        -------     --------     -------      --------
Operating income (loss).........................................             (3)          (8)         67            37

Other income....................................................             --            3           3             4

Other deductions................................................             --            3          --             4

Interest income.................................................             --           --           1            --

Interest expense and related charges............................             10           16          32            50
                                                                        -------     --------     -------      --------

Income (loss) before income taxes...............................            (13)         (24)         39           (13)

Income tax expense (benefit)....................................             (5)          (8)         12            (5)
                                                                        -------     --------     -------      --------
Net income (loss)...............................................             (8)         (16)         27            (8)

Preferred stock dividends.......................................              1            1           3             3
                                                                        -------     --------     -------      --------
Net income (loss) applicable to common stock....................        $    (9)    $    (17)    $    24      $    (11)
                                                                        =======     ========     =======      ========

                      CONDENSED STATEMENTS OF CONSOLIDATED
                              COMPREHENSIVE INCOME
                                   (Unaudited)
                                                                             Three Months Ended        Nine Months Ended
                                                                                September 30,              September 30,
                                                                             ------------------        ------------------
                                                                               2003        2002         2003         2002
                                                                               ----        ----         ----         ----
                                                                                         (millions of dollars)

     Net income (loss)...............................................        $    (8)    $    (16)    $    27      $     (8)
     Other comprehensive income, net of tax effect:
          Cash flow hedge activity--
            Net change in fair value of derivatives..................             --           (1)         --            (1)
            Amounts realized in earnings (net of tax expense
              of $--and $1)..........................................              1            1           3             1
                                                                             -------     --------     -------      --------
               Total.................................................              1           --           3            --
                                                                             -------     --------     -------      --------
     Comprehensive income (loss).....................................        $    (7)    $    (16)    $    30      $     (8)
                                                                             =======     ========     =======      ========

     See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)


                                                                             Nine Months Ended
                                                                                September 30,
                                                                           --------------------
                                                                            2003           2002
                                                                            ----           ----
                                                                           (millions of dollars)

Cash flows - operating activities:
  Net income.......................................................        $   27         $    (8)
  Adjustments to reconcile net income to cash provided by
    operating activities:
     Depreciation and amortization.................................            59              54
     Deferred income taxes - net...................................            10              20
     Equity in earnings of affiliates and joint ventures...........            --              (1)
     Adjustments related to gas cost recovery......................            47              67
     Other.........................................................            --              (2)
  Changes in operating assets and liabilities......................           (59)             (9)
                                                                           ------         -------
        Cash provided by operating activities of continuing
          operations...............................................            84             121
                                                                           ------         -------
Cash flows -- financing activities:
  Retirements of long-term debt....................................          (125)             --
  Change in advances from affiliates...............................           107              15
  Cash dividends paid..............................................            (3)             (3)
                                                                           ------         -------
        Cash provided by (used in) financing activities of
          continuing operations....................................           (21)             12
                                                                           ------         -------
Cash flows -- investing activities:
  Capital expenditures.............................................           (73)            (75)
  Other............................................................             8              10
                                                                           ------         -------
        Cash used in investing activities of continuing operations.           (65)            (65)
                                                                           ------         -------
Cash provided by (used in) continuing operations...................            (2)             68
                                                                           ------         -------
Cash used in discontinued operations -
  Engineering and construction businesses sold.....................            --              (6)
                                                                           ------         -------
        Cash used in discontinued operations.......................            --              (6)
                                                                           ------         -------
Net change in cash and cash equivalents............................            (2)             62

Cash and cash equivalents-- beginning balance......................             4               3
                                                                           ------         -------
Cash and cash equivalents-- ending balance.........................        $    2         $    65
                                                                           ======         =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  September 30,      December 31,
                                                                                     2003                2002
                                                                                  -------------      ------------
                                                                                      (millions of dollars)
                                     ASSETS
Current assets:
   Cash and cash equivalents................................................        $     2            $     4
   Accounts receivable......................................................             48                118
   Inventories..............................................................            149                125
   Other current assets.....................................................             29                 28
                                                                                    -------            -------
       Total current assets.................................................            228                275

Investments:
   Restricted cash..........................................................             10                  8
   Other investments........................................................             21                 29
Property, plant and equipment - net.........................................          1,535              1,520
Goodwill....................................................................            305                305
Regulatory assets...........................................................             99                142
Other noncurrent assets.....................................................             16                 10
                                                                                    -------            -------
       Total assets.........................................................        $ 2,214            $ 2,289
                                                                                    =======            =======
                 LIABILITIES, PREFERRED SECURITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates.................................................        $   217            $   110
   Long-term debt due currently.............................................            150                125
   Accounts payable.........................................................             47                125
   Other current liabilities................................................             74                 87
                                                                                    -------            -------
       Total current liabilities............................................            488                447

Accumulated deferred income taxes and investment tax credits................            208                193
Other noncurrent liabilities and deferred credits...........................            243                248
Long-term debt, less amounts due currently..................................            276                426
                                                                                    -------            -------
       Total liabilities ...................................................          1,215              1,314

Mandatorily redeemable preferred securities of subsidiary trust (Note 3)....            147                147

Contingencies (Note 5)

Shareholder's equity (Note 4):
   Preferred stock not subject to mandatory redemption .....................             75                 75
   Common stock (par value - $.01 per share):
     Authorized shares - 100,000,000, Outstanding shares - 449,631
       and 451,000..........................................................             --                 --
   Paid in capital..........................................................            814                820
   Deficit..................................................................            (20)               (47)
   Accumulated other comprehensive loss.....................................            (17)               (20)
                                                                                    -------            -------
     Total common stock equity..............................................            777                753
                                                                                    -------            -------
       Total shareholder's equity...........................................            852                828
                                                                                    -------            -------
         Total liabilities, preferred securities and shareholder's equity...        $ 2,214            $ 2,289
                                                                                    =======            =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES

      Description of Business -- TXU Gas is a largely regulated business (see
Note 6) engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides energy asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation.

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

      TXU Gas' operations are managed as an integrated business; consequently, there are no separate reportable business segments.

      Basis of Presentation -- The condensed consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2002 Form 10-K, except for the effect of adopting SFAS 145, described below.

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

      Changes in Accounting Standards - SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. The adoption of SFAS 143 did not impact TXU Gas' results of operations for the nine months ended September 30, 2003.

      SFAS 145, regarding classification of items as extraordinary, became effective on January 1, 2003. One of the provisions of this statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt".

      As a result of the implementation of SFAS 145 as of January 1, 2003, the previously reported after-tax losses on the early extinguishment of debt of $23 million in the year ended December 31, 2002 (as described in the Notes to Financial Statements in the 2002 Form 10-K) will be reclassified from extraordinary items to other deductions and income tax expense as such losses do not meet the criteria of an extraordinary item. There was no effect on net income as a result of the implementation of SFAS 145.

      SFAS 146 became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not impact results of operations for the nine months ended September 30, 2003.

      FIN 46, which was issued in January 2003, provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. On October 8, 2003, the FASB decided to defer implementation of FIN 46 until the fourth quarter of 2003. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The adoption of FIN 46 did not and is not expected to impact results of operations.

      SFAS 150 was issued in May 2003 and became effective June 1, 2003 for new financial instruments and July 1, 2003 for existing financial instruments. SFAS 150 requires that mandatorily redeemable preferred securities be classified as liabilities beginning July 1, 2003. A FASB Staff Position (FSP 150-3) issued November 7, 2003 defers the applicability of SFAS 150 to the mandatorily redeemable preferred securities of subsidiary trusts. As a result, SFAS 150 had no impact on the results of operations or financial condition of TXU Gas.

      EITF 01-8 was issued in May 2003 and is effective prospectively for arrangements that are new, modified or committed to beginning July 1, 2003. This guidance requires that certain types of arrangements be accounted for as leases, including tolling and power supply contracts, take-or-pay contracts and service contracts involving the use of specific property and equipment. The adoption of this change did not impact results of operations for the nine months ended September 30, 2003.

2.    FINANCING ARRANGEMENTS

      TXU Gas expects to meet its short-term liquidity needs through advances from TXU Corp. and affiliates. At September 30, 2003 and December 31, 2002, advances from TXU Corp. totaled $217 million and $110 million, respectively, and the weighted average interest rates on these short-term borrowings were 2.87% and 2.63%, respectively.

      Long-Term Debt -- At September 30, 2003 and December 31, 2002, the long-term debt of TXU Gas and its consolidated subsidiaries consisted of the following:

                                                                                         September 30, December 31,
                                                                                             2003          2002
                                                                                             -----        -----
    6.250% Fixed Notes due January 1, 2003...........................................       $    --      $   125
    6.375% Fixed Notes due February 1, 2004..........................................           150          150
    7.125% Fixed Notes due June 15, 2005.............................................           150          150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008 (a)......................           125          125
    Unamortized fair value adjustments...............................................             1            1
                                                                                            -------      -------
        Total TXU Gas ...............................................................           426          551

    Less amount due currently........................................................           150          125
                                                                                            -------      -------
    Total long-term debt.............................................................       $   276      $   426
                                                                                            =======      =======

   (a) These bonds are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.


      In January 2003, TXU Gas redeemed, at par value, $125 million principal amount of its 6.25% Notes at maturity. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of these notes.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, TXU Gas and other US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. In September 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was increased by $100 million to $700 million. In November 2003, this amount decreased to $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., as well as program fees paid by TXU Receivables Company to the financial institutions. The servicing fee compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. TXU Business Services Company charges the affiliated businesses for its servicing costs, net of the servicing fee income. The program fees paid to financial institutions, which consist primarily of interest costs on the underlying financing, were $1 million for each of the nine-month periods ending September 30, 2003 and 2002 and approximated 2.4% of the average funding under the program on an annualized basis in each period; these fee amounts represent the net incremental costs of the program to TXU Gas and are reported in operation and maintenance expense.

      The September 30, 2003 balance sheet reflects funding under the program of $33 million, through sale of undivided interests in receivables by TXU Receivables Company, related to $69 million face amount of TXU Gas trade accounts receivable. Funding under the program increased $9 million for the nine month period ended September 30, 2003, primarily due to the program capacity increase of $100 million and the effect of improved collection trends. Funding under the program for the nine month period ended September 30, 2002 decreased $41 million. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities in the statement of cash flows.

      Upon termination of the program, cash flows to TXU Gas would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. The trade accounts receivable balances on TXU Gas' balance sheets represent the face amount of the receivables less the funding under the program and allowances for uncollectible accounts.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003.

      Contingencies Related to Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the financial institutions do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios
(or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

      Cross Default Provisions - Certain financing arrangements of TXU Gas contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions.

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


3. MANDATORILY REDEEMABLE, PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF TXU GAS

      A statutory business trust, TXU Gas Capital I (the Trust), which is a wholly owned financing subsidiary of TXU Gas, was established for the purpose of issuing mandatorily redeemable preferred securities of the Trust (Trust Securities) and holding Junior Subordinated Series A Debentures issued by TXU Gas (Series A Debentures). The only assets of the Trust are the Series A Debentures.

      At September 30, 2003 and December 31, 2002, the Trust had $147 million of floating rate Trust Securities outstanding and $155 million principal amount of Series A Debentures held as assets. Distributions on the Trust Securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The interest income on the Series A Debentures matches the distributions on the Trust Securities and a return on TXU Gas' common equity investment in the Trust. The Series A Debentures will mature on July 1, 2028. TXU Gas has the right to redeem the Series A Debentures and cause the redemption of the Trust Securities in whole or in part effective July 1, 2003. TXU Gas has effectively issued a full and unconditional guarantee of the Trust Securities. Effective July 1, 2003, TXU Gas elected not to renew two interest rate swaps related to these Trust Securities and will pay variable interest rates on the Trust Securities based on the three-month LIBOR rate plus a margin of 135 basis points.

4.    SHAREHOLDER'S EQUITY

      Effective September 30, 2003, TXU Gas exchanged its shares of TXU Receivables Company, a wholly-owned bankruptcy remote subsidiary, for 1,369 shares of TXU Gas common stock held by TXU Corp. The value of the exchange was $2.4 million, representing the aggregate fair market value of the outstanding shares of TXU Receivables Company.

      Dividends on preferred stock are being declared out of paid in capital, in accordance with state law.

5.    CONTINGENCIES

      Guarantees - In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $95 million. No claims have been asserted under the guarantee and none are anticipated.

      Income Tax Contingencies -- In April 2003, the IRS proposed to TXU Gas certain adjustments to the US federal income tax returns of ENSERCH Corporation (the acquired predecessor of TXU Gas) for the 1993 calendar year. The adjustments proposed would increase TXU Gas' 1993 taxable income by approximately $257 million. Taking into account offsetting net operating loss carryovers, the income adjustments result in additional tax payable for 1993 of $46 million, which includes penalties ($9 million) and interest through September 30, 2003 ($24 million). TXU Gas has protested the IRS proposed adjustments to its 1993 tax returns and is awaiting a hearing with the Appeals Office of the IRS. Although TXU Gas is vigorously contesting the IRS proposed adjustments, it is possible that the matter will be resolved against TXU Gas during 2004 and that the 1993 tax deficiency ($46 million plus additional interest through the date of payment) will be payable at that time.

       The utilization of net operating loss carryovers to offset the 1993 income adjustments is expected to result in additional taxes payable related to other years of approximately $77 million (excluding penalties and interest). If this matter is resolved against TXU Gas, those liabilities are not expected to be paid until 2005 or later.

       Any tax, penalty, and interest accruing for periods prior to August 5, 1997 (the date on which ENSERCH Corporation was acquired by TXU Corp.) will be charged first to tax reserves acquired as part of the ENSERCH acquisition (approximately $45 million), and then to goodwill. Interest for periods after August 5, 1997 will be charged to income from continuing operations. The post-acquisition period interest on the 1993 tax deficiency is $11 million (after-tax) through September 30, 2003. The post-acquisition period interest on tax deficiencies for other years is estimated to be $3 million (after-tax) through September 30, 2003.

      Other - TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. In July and August of 2001, TXU Gas filed two cases with the RRC, a gas cost review and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a partial settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending.

      In August 2003, TXU Gas filed its annual gas cost reconciliation for the twelve month period ending June 30, 2003 with the RRC and the incorporated cities served by TXU Gas. TXU Gas reconciled $797 million of gas costs. Including interest and prior period adjustments, TXU Gas under-recovered $6 million of gas costs which will be recovered via a surcharge for nine months starting October 2003.

      General -- In addition to the above, TXU Gas is involved in various legal and administrative proceedings, the ultimate resolution of which should not have a material effect upon its financial position, results of operations or cash flows.

6.    SUPPLEMENTARY FINANCIAL INFORMATION

      Unregulated Operations -- TXU Gas' operations are substantially regulated. Unregulated operations are primarily those of Oncor Utility Solutions. The results of operations of TXU Gas for the nine months ended September 30, 2003 include $14 million in operating revenue and $17 million in operation and maintenance expense related to Oncor Utility Solutions' operations.

         Other Income and Other Deductions -- There were no individually significant items reflected in other income and other deductions.

         Interest Expense and Related Charges --

                                                               Three Months                  Nine Months
                                                            Ended September 30,          Ended September 30,
                                                        -----------------------        ----------------------
                                                          2003            2002           2003            2002
                                                          ----            ----           ----            ----
Interest ....................................            $ 9            $  15           $  26            $ 45
Distributions on mandatorily redeemable
   preferred securities of subsidiary trust
   (see Note 3)..............................              1                2               6               7
Amortization of debt issuance expense and
   premiums..................................             --               (1)             --              (2)
                                                        ----            -----           -----           -----
     Total interest expense and related charges         $ 10            $  16           $  32           $  50
                                                        ====            =====           =====           =====

      Accounts Receivable -- At September 30, 2003 and December 31, 2002, accounts receivable of $48 million and $118 million are stated net of allowance for uncollectible accounts of $4 million and $3 million, respectively. During the nine months ended September 30, 2003, bad debt expense was $8 million and account write-offs and other activity was $7 million.

      Accounts receivable included $14 million and $27 million of unbilled revenues at September 30, 2003 and December 31, 2002, respectively.

      Intangible Assets -- SFAS 142 became effective for TXU Gas on January 1, 2002. SFAS 142 requires, among other things, the allocation of goodwill to reporting units based upon the current fair value of the reporting units, and the discontinuance of goodwill amortization. SFAS 142 also requires additional disclosures regarding intangible assets (other than goodwill) that are amortized or not amortized:

                                              As of September 30, 2003               As of December 31,  2002
                                           --------------------------------        ---------------------------------
                                             Gross                                   Gross
                                           Carrying    Accumulated                 Carrying     Accumulated
                                             Amount   Amortization      Net         Amount     Amortization      Net
                                             ------   ------------      ---         ------     ------------      ---
Intangible assets subject to amortization:
    Capitalized software..............        $  30       $  14         $  16         $  29        $  11         $  18
    Land easements....................           16           9             7            15            8             7
                                              -----       -----         -----         -----        -----         -----
       Total..........................        $  46       $  23         $  23         $  44        $  19         $  25
                                              =====       =====         =====         =====        =====         =====

      Intangible asset balances subject to amortization are classified as property, plant and equipment in the balance sheet. TXU Gas has no intangible assets (other than goodwill) that are not subject to amortization. At September 30, 2003, the average useful lives of capitalized software and land easements noted above were 8 years and 64 years, respectively

      Aggregate amortization expense for intangible assets was $4 million and $2 million for the nine month periods ended September 30, 2003 and 2002, respectively.

      At September 30, 2003 and December 31, 2002, goodwill of $305 million was stated net of previously recorded accumulated amortization of $37 million.

      Inventories by Major Category--

                                                                   September 30,     December 31,
                                                                      2003              2002
                                                                  --------------    -------------
Materials and supplies, at cost.............................          $     7           $     7
Gas stored underground, primarily at weighted average cost..              142               118
                                                                      -------           -------
   Total inventories........................................          $   149           $   125
                                                                      =======           =======

      The carrying value of gas stored underground at September 30, 2003 reflects a $4 million inventory adjustment to increase the volumes recorded in natural gas storage fields as a result of a scheduled physical inventory.

      Property, Plant and Equipment -- As of September 30, 2003 and December 31, 2002, property, plant and equipment of $1.5 billion in both periods is stated net of accumulated depreciation and amortization of $386 million and $333 million, respectively.

      Regulatory Assets --
                                                                       September 30,       December 31,
                                                                            2003              2002
                                                                        ------------       -----------

        Under-collected gas costs..........................                $     3           $    49
        Distribution safety compliance costs...............                     41                43
        Rate case costs....................................                     10                12
        Other regulatory assets............................                     45                38
                                                                           -------           -------
           Regulatory assets...............................                $    99           $   142
                                                                           =======           =======

      Included above are assets of $62 million at September 30, 2003 and $57 million at December 31, 2002 that were not earning a return. The regulatory assets have an average remaining recovery period of approximately 15 years.

      Derivatives and Hedges - On July 1, 2003, TXU Gas' existing interest rate swaps on its Trust Securities expired. The terms of these interest rate swap agreements, which had been designated as cash flow hedges, matched the terms of the underlying hedged indebtedness. As a result, TXU Gas experienced no hedge ineffectiveness.

      In July of 2003, as a result of the interest rate swaps discussed above, $1 million of after-tax losses were recognized in earnings (reclassified from other comprehensive income). TXU Gas has no other cash flow hedges at this time.

      Affiliated Transactions -- The following represent significant affiliate transactions of TXU Gas:

      o Average daily short-term advances from affiliates for the three months ended September 30, 2003 and 2002 were $205 million and $172 million, respectively, and for the nine months ended September 30, 2003 and 2002 were $175 million and $143 million, respectively. Interest expense incurred on the advances for the three months ended September 30, 2003 and 2002 was $2 million, and for the nine months ended September 30, 2003 and 2002 was $4 million. The average interest rate for the three months ended September 30, 2003 and 2002 was 2.86% and 3.08%, respectively. The average interest rate for the nine months ended September 30, 2003 and 2002 was 2.84% and 3.10%, respectively.

      o US Holdings charges TXU Gas for customer and administrative services at cost. For the three months ended September 30, 2003 and 2002 these charges totaled $14 million and $16 million, respectively. For the nine months ended September 30, 2003 and 2002 these charges totaled $43 million and $45 million, respectively. These charges are reported in operation and maintenance expenses.
     o Included in reported revenues were $6 million and $8 million from the sale and transportation of gas to other TXU Corp. subsidiaries for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, these revenues totaled $14 million and $18 million, respectively.
     o TXU Business Services charges TXU Gas for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended September 30, 2003 and 2002, these costs totaled $8 million and $12 million, respectively. For the nine months ended September 30, 2003 and 2002, these costs totaled $25 million and $38 million, respectively. These costs are reported in operations and maintenance expense.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of September 30, 2003, and the related condensed statements of consolidated income and of comprehensive income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed statements of consolidated cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of TXU Gas' management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Gas as of December 31, 2002, and the related statements of consolidated income, comprehensive income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report (which includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142), dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




DELOITTE & TOUCHE  LLP

Dallas, Texas
November 11, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      Description of Business -- TXU Gas is a largely regulated business (see
Note 6) engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides energy asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp., a Texas corporation.

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

      TXU Gas' operations are managed as an integrated business; consequently, there are no separate reportable business segments.


RESULTS OF OPERATIONS

      Results of operations of TXU Gas are subject to seasonal variations, reflecting higher gas usage in the first and fourth quarters due to colder weather. These variations generally result in higher net income and cash flow from operations during these periods.

      Dollar amounts in the following tables are stated in millions of US dollars unless otherwise stated.

Highlights

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                                  -------------------           --------------------
                                                                   2003          2002           2003            2002
                                                                   ----          ----           ----            ----
Operating statistics
   Gas distribution sales volumes (billion cubic feet -- Bcf):
       Residential...............................................      6             6             59              57
       Commercial, industrial and electric generation............      8             8             43              43
                                                                  ------        ------         ------           -----
          Total gas distribution.................................     14            14            102             100
                                                                  ======        ======         ======           =====

   Pipeline transportation volumes (Bcf, non-affiliated).........     97           129            275             347
                                                                  ======        ======         ======           =====
Operating revenues (millions of dollars)
   Gas distribution:
       Residential............................................... $   75        $   64         $  570           $ 363
       Commercial, industrial and electric generation............     64            44            333             198
                                                                  ------        ------         ------           -----
          Total gas distribution.................................    139           108            903             561
   Pipeline transportation (non-affiliated)......................     15            20             43              48
   Other revenues, net of intercompany eliminations..............     19             9             47              32
                                                                  ------        ------         ------           -----
          Total operating revenues............................... $  173        $  137         $  993           $ 641
                                                                  ======        ======         ======           =====
Heating degree days (% of normal)................................      - %           - %        102.6%           98.8%

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002
------------------------------------------------------------------------
      Operating revenues increased $36 million, or 26%, to $173 million in 2003. The revenue growth reflected $27 million due to the effects of higher gas costs passed on to customers and $2 million in higher base distribution rates. The average cost of gas rose 43% while sales volumes were flat. Revenues in the utility asset management services business rose $8 million on new contract activity.

      Gross margin (operating revenues less gas purchased for resale) rose $16 million, or 17%, to $108 million in 2003. The increase reflected the higher revenues, as certain costs directly related to the revenues, principally costs related to utility asset management contracts and gross receipts taxes, are reported below gross margin, the higher base distribution rates and a $4 million favorable inventory adjustment resulting from a scheduled physical inventory of a natural gas storage field.

      Gross margin is considered a key operating metric as it measures the effect of changes in sales volumes and pricing versus the cost of gas purchased for resale.

      Operation and maintenance expense increased $8 million, or 12%, to $74 million in 2003, primarily due to increased activity in the utility asset management services business.

      Depreciation and amortization expense increased $1 million, or 6%, to $18 million in 2003. The increase reflects higher depreciation of distribution system assets due to equipment additions to support growth, as well as amortization of a regulatory asset related to distribution safety compliance costs.

      Taxes other than income increased $2 million, or 12%, to $19 million in 2003. The increase was primarily driven by higher gross receipts taxes, reflecting higher revenues on which these taxes are based.

      Other income decreased $3 million to none in 2003. Other income in 2002 included a $1 million adjustment related to a sold business and a $1 million settlement of workers' compensation claims.

      Other deductions declined $3 million to none in 2003. The 2002 period primarily reflected a charge related to a sold business.

      Interest expense and related charges decreased $6 million, or 38%, to $10 million in 2003. The decrease reflects $3 million due to lower average debt levels, primarily due to conversions of advances from affiliates to paid-in capital, and $1 million due to lower average interest rates. As a result of the expiration on July 1, 2003 of fixed interest rate swaps, interest on the preferred trust securities is accrued at current market rates (see Note 3), which resulted in a reduction of interest expense of $2 million.

      The effective income tax rate was 38.5% in 2003 and 33.3% in 2002. The increase primarily reflects the changes in results of unconsolidated entities, which are recorded net of tax in other income or other deductions.

      Net loss improved by $8 million, to a loss of $8 million in 2003, reflecting improved gross margin and lower interest expense. Net pension and postretirement benefit costs reduced net income by $3 million in 2003 and $2 million in 2002.


Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002
----------------------------------------------------------------------

      TXU Gas' operating revenues increased by $352 million, or 55%, to $993 million in 2003. The growth reflected $308 million due to the effects of higher gas costs passed on to customers, $13 million from increased volumes and an estimated $11 million from higher base distribution rates. Revenues in the utility asset management services business were $11 million higher. The balance of the revenue growth reflected normal recurring changes in estimates for unbilled revenues and gas costs. The average cost of gas rose 83% while sales volumes increased 2% due to colder weather.

      Gross margin (operating revenues less gas purchased for resale) rose $66 million, or 19%, to $409 million in 2003. The increase reflected the higher revenues, as certain costs directly related to the revenues, principally costs related to utility asset management contracts and gross receipts taxes, are reported below gross margin, increased base distribution rates and the benefits of the higher volumes.

      Operation and maintenance expense increased $15 million, or 8%, to $213 million in 2003. The increase reflected $12 million related to increased activity in the utility asset management services business, $2 million in increased pension and employee benefits and $3 million in increased bad debt expense associated with higher revenues, partially offset by the effect of cost reduction initiatives.

      Depreciation and amortization expense increased $6 million, or 12%, to $55 million in 2003. The increase reflects higher depreciation of distribution system assets based on equipment additions to support growth, as well as amortization of a regulatory asset related to distribution safety compliance costs.

      Taxes other than income increased $15 million, or 25%, to $74 million in 2003. The increase was primarily driven by higher gross receipts taxes, reflecting higher revenues on which these taxes are based.

      Interest expense and related charges decreased $18 million, or 36%, to $32 million in 2003. The decrease reflects $11 million due to lower average debt levels, which was primarily due to the conversions of advances from affiliates to paid-in capital, and a $6 million decrease due to lower average interest rates, which was primarily due to a higher proportion of lower interest rate advances from TXU Corp. and affiliates. As a result of the expiration on July 1, 2003 of fixed interest rate swaps (see Note 3), interest on the preferred trust securities is accrued at current market rates, which resulted in a reduction of interest expense of $2 million.

      The effective income tax rate was 30.8% in 2003 versus 38.5% in 2002. The decrease primarily reflects changes in results of unconsolidated entities, which are recorded net of tax in other income or other deductions.

      Net income was $27 million in 2003 compared to a net loss of $8 million in 2002. The improvement reflected higher gross margin and lower interest expense. Net pension and postretirement benefit costs reduced net income by $7 million in 2003 and $6 million in 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

      Cash provided by operating activities for the nine months ended September 30, 2003 was $84 million compared with $121 million for the same period last year. The decrease in cash flows provided by operating activities of $37 million reflected unfavorable working capital (accounts receivable, inventory and accounts payable) changes of $50 million, primarily driven by the effect of higher gas prices. Partially offsetting this decline was higher cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows) of $13 million.

      Cash used in financing activities was $21 million in 2003 compared with cash provided by financing activities of $12 million in 2002. The change reflected $18 million net repayment of borrowings in 2003 compared to increased borrowings of $15 million in 2002.

      Cash used in investing activities was $65 million in both 2003 and 2002. Activity in 2003 reflected capital expenditures of $73 million and cash provided by other investing activity of $8 million, both essentially unchanged from 2002.

Financing Arrangements

      TXU Gas expects to meet its short-term liquidity needs through advances from TXU Corp. and affiliates. At September 30, 2003 and December 31, 2002, advances from TXU Corp. totaled $217 million and $110 million, respectively, and the weighted average interest rates on these short-term borrowings were 2.87% and 2.63%, respectively.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, TXU Gas and other US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. In September 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was increased by $100 million to $700 million. In November 2003, this amount decreased to $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds a servicing fee paid by TXU Receivables Company to TXU Business Services Company, a direct subsidiary of TXU Corp., as well as program fees paid by TXU Receivables Company to the financial institutions. The servicing fee compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records. TXU
Business Services Company charges the affiliated businesses for its servicing costs, net of the servicing fee income. The program fees paid to financial institutions, which consist primarily of interest costs on the underlying financing, were $1 million for each of the nine-month periods ending September 30, 2003 and 2002, respectively, and approximated 2.4% of the average funding under the program on an annualized basis in each period; these fees represent the net incremental costs of the program to TXU Gas and are reported in operation and maintenance expense.

      The September 30, 2003 balance sheet reflects funding under the program of $33 million, through sale of undivided interests in receivables by TXU Receivables Company, related to $69 million face amount of TXU Gas trade accounts receivable. Funding under the program increased $9 million for the nine month period ended September 30, 2003, primarily due to the program capacity increase of $100 million and the effect of improved collection trends. Funding under the program for the nine month period ended September 30, 2002 decreased $41 million. Funding increases or decreases under the program are reflected as cash provided by or used in operating activities in the statement of cash flows.

      Upon termination of the program, cash flows to TXU Gas would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days. The trade accounts receivable balances on TXU Gas' balance sheets represent the face amount of the receivables less the funding under the program and allowances for uncollectible accounts.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003.

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to deregulation. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been resolved but, while improving, the lagging collection issues continue to impact the ratios. The implementation of new POLR rules by the Commission and strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios
(or supply a parent guarantor that meets the ratio requirements). The failure by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate. Prior to the August 2003 amendment extending the program, originator eligibility was predicated on the maintenance of an investment grade credit rating.

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

      Credit Ratings of TXU Corp. and TXU Gas-- The current credit ratings for TXU Corp. and TXU Gas are presented below:

                                      TXU Corp.                  TXU Gas
                                  (Senior Unsecured)       (Senior Unsecured)
       S&P.................              BBB-                     BBB
       Moody's.............              Ba1                      Baa3
       Fitch...............              BBB-                     BBB-


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

COMMITMENTS AND CONTINGENCIES

      See Note 5 to Financial Statements for discussion of contingencies, including the discussion of income tax contingencies. There were no material changes in cash commitments from those discussed in the 2002 Form 10-K.

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

      Gas Distribution Rates - TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. In July and August of 2001, TXU Gas filed two cases with the RRC, a gas cost review and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a partial settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending.

      On May 23, 2003, TXU Gas filed a system-wide rate case for the TXU Gas Distribution and TXU Lone Star Pipeline operations. The case was filed in all 437 cities served by TXU Gas Distribution and at the RRC for TXU Lone Star Pipeline and unincorporated cities. The RRC assigned the case Gas Utilities Docket 9400. TXU Gas is seeking an annual revenue increase of $69.5 million or 7.24% overall. TXU Gas has appealed the cases filed with the 437 incorporated cities over TXU Gas Distribution rates to the RRC. Twelve parties have intervened in the case. Based on the current procedural schedule, TXU Gas expects a final order from the RRC in May 2004.

      In August 2003, TXU Gas filed its annual gas cost reconciliation for the twelve month period ending June 30, 2003 with the RRC and the incorporated cities served by TXU Gas. TXU Gas reconciled $797 million of gas costs. Including interest and prior period adjustments, TXU Gas under-recovered $6 million of gas costs which will be recovered via a surcharge for nine months starting October 2003.

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

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on TXU Gas' operations, financial results and financial condition, and could cause TXU Gas' actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

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

      TXU Gas has used and may use derivative financial instruments, such as interest rate swaps, and may use other instruments, such as options, futures and forwards, to manage risks. TXU Gas could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. TXU Gas' inability or failure to effectively hedge its assets or positions against changes in interest rates, counterparty credit risk or other risk measures could result in greater volatility of and/or declines in future financial results.

      The operation of gas transportation facilities involves many risks, including breakdown or failure of equipment, pipelines, lack of sufficient capital to maintain the facilities, or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of throughput or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses. In addition to these risks, breakdown or failure of a TXU Gas operating facility may prevent the facility from performing under applicable sales agreements which, in certain situations where force majeure is not applicable, could possibly result in termination of those agreements or incurring a liability for liquidated damages.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required hereunder, except for the change in interest rate swaps as described in Note 3 to Financial Statements, is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in the 2002 Form 10-K and is, therefore, not presented herein.

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

                           PART II. OTHER INFORMATION


ITEM 1.            LEGAL PROCEEDINGS


      Reference is made to the 2002 Form 10-K and the Form 10-Q for the quarterly period ended June 30, 2003 for discussions of legal proceedings.


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

         99 Condensed Statements of Consolidated Income - Twelve Months Ended September 30, 2003

           * Pursuant to Item 601(b)(32)(ii) of Regulation S-K, this Certificate is not being "filed" for purposes of Section 18 of the Securities Act of 1934

     (b)          Reports on Form 8-K furnished or filed since June 30, 2003:

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



                                                  TXU GAS COMPANY

                                           By       /s/ David H. Anderson
                                                -----------------------------
                                                David H. Anderson
                                                Vice President and
                                                Principal Accounting Officer


November 12, 2003