Form 10-K
period 2003-12-31
TXU GAS CO
filed 2004-03-18
CIK 33015

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ------------------------------------------


                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2003


                                    -- OR --


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 1-3183


                                 TXU Gas Company
              (Exact Name of Registrant as Specified in its Charter)


              Texas                                     75-0399066
        (State of Incorporation)           (I.R.S. Employer Identification No.)

  1601 Bryan Street, Dallas, TX 75201                  (214) 812-4600
 (Address of Principal Executive Offices)      (Registrant's Telephone Number)
    (Zip Code)
                     ------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange  on
   Title of Each Class                                 Which Registered
   -------------------                           -------------------------
Depositary shares, Series F, each representing    New York Stock Exchange
1/40 share of the Adjustable Rate Cumulative
Preferred Stock, Series F, liquidation preference
$1,000 per share

Securities registered pursuant to Section 12(g) of the Act:    None

                       ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Securities  Exchange Act). Yes[ ] No [X]

Aggregate market value of TXU Gas Company Common Stock held by non-affiliates: None

Common Stock outstanding at March 12, 2004: 449,631 shares, par value $0.01 per share.

                  ----------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None
                  ----------------------------------------
===============================================================================

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
Glossary..........................................................................................         iii

                                                       PART I

Items 1. and 2.  BUSINESS and PROPERTIES
            BUSINESS                                                                                       1
            COMPETITIVE STRATEGY..................................................................         1
            DESCRIPTION OF OPERATIONS.............................................................         2
            ENVIRONMENTAL MATTERS.................................................................         4

Item 3.     LEGAL PROCEEDINGS.....................................................................         5

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................         5

                                                      PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

            STOCKHOLDER MATTERS...................................................................         5

Item 6.     SELECTED FINANCIAL DATA...............................................................         5

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...................................................         5

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.....................................................................         5

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................         6

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            ACCOUNTING AND FINANCIAL DISCLOSURE...................................................         6

Item 9A.    CONTROLS AND PROCEDURES...............................................................         6

                                                      PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................         7

Item 11.    EXECUTIVE COMPENSATION................................................................         9

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                                                     21

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................         22

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES................................................         22


                                                                                                          Page
                                                                                                          ----

                                       PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K                                                                                       24

APPENDIX A - Financial Information of TXU Gas Company
APPENDIX B - Exhibits to 2003 Form 10-K

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

2002 Form 10-K........................TXU Gas' Annual Report on Form 10-K for
                                      the year ended December 31, 2002

2003 Form 10-K........................TXU Gas' Annual Report on Form 10-K for
                                      the year ended December 31, 2003

APB Opinion 30........................Accounting Principles Board Opinion
                                      No. 30, "Reporting the Results of
                                      Operations - Reporting the
                                      Effects of Disposal  of a Segment of a
                                      Business, and Extraordinary, Unusual and
                                      Infrequently Occurring Events and
                                      Transactions."

Bcf...................................billion cubic feet

Commission............................Public Utility Commission of Texas

EITF..................................Emerging Issues Task Force

EPA...................................Environmental Protection Agency

ERCOT.................................Electric Reliability Council of Texas,
                                      the Independent System Operator and the
                                      regional reliability coordinator of the
                                      various electricity systems within Texas.

ERISA.................................Employee Retirement Income Security Act

FASB .................................Financial Accounting Standards Board, the
                                      designated organization in the private
                                      sector for establishing standards for
                                      financial accounting and reporting.

FERC..................................Federal Energy Regulatory Commission

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

FIN 46................................FIN No. 46, "Consolidation of Variable
                                      Interest Entities"

Fitch.................................Fitch Ratings, Ltd.

IRS...................................Internal Revenue Service

Moody's...............................Moody's Investors Services, Inc.

Oncor.................................Oncor Electric Delivery Company, a
                                      subsidiary of US Holdings

Oncor Utility Solutions...............Oncor Utility Solutions (Canada) Company,
                                      Oncor Utility Solutions (North America)
                                      Company, and Oncor Utility Solutions
                                      (Texas) Company, all wholly-owned
                                      subsidiaries of TXU Gas

RRC...................................Railroad Commission of Texas

S&P...................................Standard & Poor's, a division of the
                                      McGraw-Hill Companies

Sarbanes-Oxley........................Sarbanes-Oxley Act of 2002

SEC...................................United States Securities and Exchange
                                      Commission

SFAS..................................Statement of Financial Accounting
                                      Standards issued by the FASB

SFAS 4................................SFAS No. 4, "Reporting Gains and Losses
                                      from Extinguishment of Debt"

SFAS 71 ..............................SFAS No. 71, "Accounting for the Effects
                                      of Certain Types of Regulation"

SFAS 87 ..............................SFAS No. 87, "Employers' Accounting for
                                      Pensions"

SFAS 106..............................SFAS No. 106, "Employers' Accounting for
                                      Postretirement Benefits Other Than
                                      Pensions"

SFAS 109..............................SFAS No. 109, "Accounting for Income
                                      Taxes"

SFAS 132 .............................Revised SFAS No. 132, "Employers'
                                      Disclosures about Pensions and
                                      Postretirement Benefits"

SFAS 133 .............................SFAS No. 133 "Accounting for Derivative
                                      Instruments and Hedging Activities"

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

SFAS 142..............................SFAS No. 142, "Goodwill and Other
                                      Intangible Assets"

SFAS 143..............................SFAS No. 143, "Accounting for Asset
                                      Retirement Obligations"

SFAS 144..............................SFAS No. 144, "Accounting for the
                                      Impairment or Disposal of Long-Lived
                                      Assets"

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

SFAS 146..............................SFAS No. 146, "Accounting for Costs
                                      Associated with Exit or Disposal
                                      Activities"

SFAS 150..............................SFAS No. 150, "Accounting for Certain
                                      Financial Instruments with Characteristics of both Liabilities and Equity"

SOP 98-1..............................American Institute of Certified Public
                                      Accountants Statement of Position 98-1,
                                      "Accounting for the Cost of Computer
                                      Software Developed or Obtained for
                                      Internal Use"

TCEQ..................................Texas Commission on Environmental Quality

TXU Business Services.................TXU Business Services Company, as
                                      subsidiary of TXU Corp.

TXU Corp..............................TXU Corp., the parent company of TXU Gas

TXU Energy............................TXU Energy Company LLC, a subsidiary of
                                      US Holdings

TXU Gas...............................refers to TXU Gas Company and/or its consolidated subsidiaries, depending on
                                      the context

US....................................United States of America

US GAAP...............................accounting principles generally accepted in the US

US Holdings...........................TXU US Holdings Company, a subsidiary of
                                      TXU Corp.

                                     PART I

Items 1. and 2.   BUSINESS and PROPERTIES

                                    BUSINESS
                                    --------

      TXU Gas, a Texas corporation, is a largely regulated business engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides utility asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp.

      Prior to the restructuring of TXU Corp. and its US subsidiaries in connection with the opening of the Texas electricity market to competition, effective January 1, 2002, TXU Gas was also engaged in certain energy trading and hedging/risk management activities and the retail sale of natural gas to large commercial and industrial (business) customers in various competitive markets in the US. As a part of that restructuring, TXU Gas transferred those operations to TXU Energy. Accordingly, the transferred operations have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas.

      At December 31, 2003, TXU Gas had 1,261 full-time employees. TXU Gas and its subsidiaries possess all necessary franchises, licenses and certificates to enable them to conduct their respective businesses.

      The predecessor company of TXU Gas is ENSERCH Corporation, which was acquired by TXU Corp. in 1997.

Operating Segments

      With the transfers of businesses to TXU Energy on January 1, 2002, TXU Gas is an integrated business with no reportable segments.

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

      TXU Gas intends for its utility natural gas business to be a leader in the efficient and reliable transmission and distribution of gas and to deliver an adequate return on its investments in facilities used in serving its customers. TXU Gas aggressively manages its operating costs and capital expenditures through streamlined business processes and develops and implements strategies to maximize business value and improve return on assets. The majority of revenue that TXU Gas receives from customers is under regulated rates approved by state and local regulators, and TXU Gas seeks to manage its operation so as to achieve returns granted by regulators while maintaining reliable service. A portion of TXU Gas' service, primarily that to larger industrial and gas transportation customers, is subject to direct competition from other gas utilities and new technologies. TXU Gas responds to this competition by offering service under negotiated rates when a positive margin can be maintained.

                            DESCRIPTION OF OPERATIONS
                            -------------------------

GENERAL

      Gas Distribution -- TXU Gas provides service through 26,431 miles of distribution mains. TXU Gas purchases, distributes and sells natural gas to over
1.4 million residential and business customers in approximately 550 cities and towns, including the 11-county Dallas/Ft. Worth metropolitan area. The distribution service rates that TXU Gas charges its residential and business customers have been generally established by the municipal governments of the cities and towns served, with the RRC having appellate, or in some instances, primary jurisdiction. The majority of TXU Gas' residential and business customers use natural gas for heating, and their needs are directly affected by the mildness or severity of the heating season.

      TXU Gas estimates its peak-day availability of natural gas supply from its long-term contracts, short-term contracts and withdrawals from underground storage to be 2.2 Bcf. Daily purchases on the spot market raise this availability level to meet additional peak-day needs. TXU Gas' peak-day demand in 2003 was on February 24, 2003, when sales to its customers reached approximately 1.9 Bcf. During 2003, the average daily demand of TXU Gas' residential and business customers was 0.4 Bcf.

      TXU Gas has historically maintained a contractual right to interrupt transportation load, which is designed to achieve the highest load factor possible in the use of the pipeline system while ensuring continuous and uninterrupted service to residential and business customers.

      Estimates of natural gas supplies and reserves are not necessarily indicative of TXU Gas' ability to meet current or anticipated market demands or immediate delivery requirements because of factors such as the physical limitations of gathering, storage and transmission systems, the duration and severity of cold weather, the availability of gas reserves from its suppliers, the ability to purchase additional supplies on a short-term basis and actions by federal and state regulatory authorities. Curtailment rights provide TXU Gas flexibility to meet the human-needs requirements of its customers on a firm basis. Priority allocations imposed by federal and state regulatory agencies, as well as other factors beyond the control of TXU Gas, may affect its ability to meet the demands of its customers.

      Gas Supply -- TXU Gas' natural gas supply consists of contracts for the purchase of specific reserves, contracts not related to specific reserves or fields, and natural gas in storage. The total planned natural gas supply as of January 1, 2004 is 150 Bcf, which is approximately 1 percent more than TXU Gas' actual supply during 2003. TXU Gas has approximately 17 Bcf committed under contracts with specific reserves, 30 Bcf in working gas in storage and 41 Bcf committed under gas supply contracts not related to specific reserves or fields. In 2003, TXU Gas' natural gas requirements were purchased from approximately 76 independent producers, marketers and pipeline companies.

      TXU Gas manages its storage working gas inventory and storage deliverability along with other purchased gas to meet its peak-day requirements. TXU Gas utilizes the services of five natural gas storage fields operated within its pipeline system, all of which are located in Texas. These fields have a working gas capacity of more than 38 Bcf and a storage withdrawal deliverability of up to 1.2 Bcf per day.

      TXU Gas buys natural gas under long-term and short-term contracts, some of which require minimum purchases of gas. The estimated natural gas demand, which assumes normal weather conditions, significantly exceeds the minimum purchase obligations of these contracts for the year 2004 and thereafter.

      The TXU Gas distribution supply program is designed to contract for new supplies of natural gas and to recontract targeted expiring sources. In addition to being heavily concentrated in the established natural gas-producing areas of central, northern and eastern Texas, TXU Gas' intrastate pipeline system also extends into or near the major producing areas of the Texas Gulf Coast and the Delaware and Val Verde Basins of West Texas. Nine basins located in Texas are estimated to contain a substantial portion of the nation's remaining onshore natural gas reserves. TXU Gas' pipeline system provides access to all of these basins. TXU Gas is well situated to receive large volumes into its pipeline system at the major hubs, such as Katy and Waha, as well as from storage facilities where TXU Gas maintains high delivery capabilities.

      Gas Transmission -- TXU Gas owns and operates interconnected natural gas transmission lines, five underground storage reservoirs, 20 compressor stations and related properties, all within Texas. With a system consisting of 6,162 miles of transmission and gathering lines in Texas, TXU Gas is one of the largest pipeline operators in the US. Through these facilities, it transports natural gas to its distribution system and other customers. Rates for transmission services are regulated by the RRC. The gas transmission and distribution lines of TXU Gas have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

      Other Facilities -- The gas transmission and distribution lines of TXU Gas have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.

      Customers -- There are no individually significant customers upon which TXU Gas' business or results of operations are highly dependent.

ONCOR UTILITY SOLUTIONS

      This operation consists of wholly-owned subsidiaries of TXU Gas that offer unregulated utility asset management services for cooperatives and municipally-owned and investor-owned utilities located in North America. Electric, gas, water and wastewater utilities may choose from Oncor Utility Solutions' menu of services ranging from a complete turnkey solution to selected services such as work management, resource management, strategic planning, design, maintenance and construction. Oncor Utility Solutions leverages TXU Corp.'s existing economies of scale, asset management processes, technologies and personnel to deliver cost savings and reliability improvements to client network systems.

COMPETITION

      Customer sensitivity to energy prices and the availability of competitively priced natural gas continue to cause competition in the electricity generation and industrial user markets. Natural gas faces varying degrees of competition from electricity, coal, natural gas liquids, oil and other refined products throughout the TXU Gas distribution service territory. Pipeline systems of other companies, both intrastate and interstate, extend into or through the areas in which TXU Gas' markets are located, creating competition from other sellers and transporters of natural gas. TXU Gas intends to maintain its focus on customer satisfaction and the creation of new value-added services for its customers in order to remain its customers' service provider of choice.

      TXU Gas is the sole transporter of natural gas to its distribution system. TXU Gas competes with other pipelines in Texas to transport natural gas to electricity generation and industrial user facilities as well as off-system markets. These businesses are highly competitive. TXU Gas provides services to its electricity generation and industrial customers under regulated tariffs and responds to this competition by offering service under negotiated rates when a positive margin can be maintained.

REGULATION AND RATES

      TXU Gas is wholly intrastate in character and performs distribution utility operations and pipeline transportation services in the State of Texas subject to regulation, respectively, by municipalities in Texas and the RRC. The RRC has original jurisdiction over the charge for the transportation of gas by TXU Gas to its distribution system for sale to TXU Gas' residential and business consumers. TXU Gas owns no certificated interstate transmission facilities subject to the jurisdiction of the FERC under the Natural Gas Act, has no sales for resale under the rate jurisdiction of the FERC and does not perform any transportation service that is subject to FERC jurisdiction under the Natural Gas Act.

      The city gate rate for the cost of natural gas TXU Gas ultimately delivers to residential and business customers is established by the RRC and provides for full recovery of the actual cost of gas delivered. The cities served by TXU Gas have original jurisdiction over the distribution rate TXU Gas charges its residential and business customers, subject to appellate jurisdiction of the RRC.

      TXU Gas employs a continuing program of rate review for all classes of customers in its regulatory jurisdictions. In May 2003, TXU Gas filed, for the first time, a system-wide rate case for the distribution and pipeline operations. The case was filed in all 437 incorporated cities served by the distribution operations, and at the RRC for the pipeline business and for unincorporated areas served by the distribution operations. The TXU Gas filing requested an annual revenue increase of $69.5 million or 7.24%. All 437 cities took action on the case within their statutory time frame, and TXU Gas has appealed these actions to the RRC. Twelve parties have intervened in the case. Based on the current procedural schedule, TXU Gas expects a final order from the RRC in the second quarter of 2004.

      In July and August of 2001, TXU Gas filed two cases with the RRC, a gas cost review and a gas cost reconciliation covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a partial settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remains pending.

      In August 2003, TXU Gas filed the city gate gas cost reconciliation for the twelve-month period ended June 30, 2003 with the RRC and the incorporated cities served by TXU Gas. TXU Gas reconciled $797 million of gas costs. Including interest and prior period adjustments, TXU Gas under-recovered $6 million of gas costs which will be recovered via a surcharge for nine months starting October 2003.

      TXU Gas sells natural gas to industrial customers under standard regulated rate schedules that permit automatic adjustment on a periodic basis for the full amount of increases or decreases in the cost of natural gas. Transportation services to electricity generation and other industrial customers are provided under both regulated tariffs and competitively negotiated contracts.

      TXU Gas has been an open access transporter under Section 311 of the Natural Gas Policy Act of 1978 (NGPA) on its intrastate transmission facilities since July 1988. Such transportation is performed pursuant to Section 311(a)(2) of the NGPA and is subject to an exemption from the jurisdiction of the FERC under the Natural Gas Act, pursuant to Section 601 of the NGPA.


                              ENVIRONMENTAL MATTERS
                              ---------------------

      TXU Gas is subject to various federal, state and local regulations dealing with air and water quality and related environmental matters.

      Air -- Under the Texas Clean Air Act, the TCEQ has jurisdiction over the permissible level of air contaminant emissions from, and permitting requirements for, gas delivery facilities located within the State of Texas. In addition, the new source performance standards of the EPA promulgated under the Federal Clean Air Act, as amended, are being implemented by the TCEQ, and are also applicable. TXU Gas' facilities operate in compliance with applicable regulations, permits and emission standards promulgated pursuant to these acts.

      In addition, in 1999, the EPA promulgated National Emissions Standards for Hazardous Air Pollutants that apply to certain TXU Gas facilities. The EPA has also issued rules for controlling regional haze; the impact of these rules is unknown at this time because the TCEQ has not yet implemented the regional haze requirements.

      In 2001, the Texas Clean Air Act was amended to require that "grandfathered" facilities, other than electric utility generation plants, apply for permits. TXU Gas anticipates that the permits can be obtained for almost all of its "grandfathered" facilities without significant effects on the costs of operating these facilities. It may be necessary at one TXU Gas facility to spend approximately $6 million in capital expenditures in the near future to comply with this requirement.

      Water -- The TCEQ, the EPA and the RRC have jurisdiction over water discharges (including storm water) from all domestic facilities. Facilities of TXU Gas are presently in compliance with applicable state and federal requirements relating to discharge of pollutants into the water. TXU Gas holds all required waste water discharge permits from the TCEQ and the RRC for facilities in operation and has applied for or obtained necessary permits for facilities under construction. TXU Gas believes it can satisfy the requirements necessary to obtain any required permits or renewals. Recent changes to federal rules pertaining to Spill Prevention, Control and Countermeasure Plans for bulk storage facilities for oil will require updating of certain facilities. TXU Gas is unable to predict at this time the impact of these changes.

      Treatment, storage and disposal of solid and hazardous waste are regulated at the state level under the Texas Solid Waste Disposal Act and at the federal level under the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act. The EPA has issued regulations under the Resource Conservation and Recovery Act of 1976 and the Toxic Substances Control Act, and the TCEQ and the RRC have issued regulations under the Texas Solid Waste Disposal Act applicable to facilities of TXU Gas. TXU Gas' facilities operate in compliance with applicable solid and hazardous waste regulations.

      Environmental Capital Expenditures - In 2003, TXU Gas' capital expenditures for environmental matters totaled $220 thousand.

Item 3.   LEGAL PROCEEDINGS

      General -- TXU Gas and its subsidiaries are involved in various legal and administrative proceedings the ultimate resolution of which, in the opinion of management, are not expected to have a material effect on their financial position, results of operations or cash flows.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None
                                     PART II

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

Item 9A.   CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of TXU Gas' management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of December 31, 2003. Based on the evaluation performed, TXU Gas' management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective.

      There have been no significant changes in TXU Gas' internal controls over financial reporting for its continuing operations that have occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, TXU Gas' internal control over financial reporting.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Identification of Directors, business experience and other directorships:

                                Other Positions and     Date First Elected as
                               Offices Presently Held          Director            Present Principal Occupation or
                                    With TXU Gas            (Current Term             Employment and Principal
                               (Current Term Expires           Expires            Business (Preceding Five Years),
  Name of Director     Age          In May 2004)             in May 2004)                Other Directorships
 ------------------------------------------------------ -----------------------  ---------------------------------------
H. Dan Farell           54              None                 May 16, 2003        Executive  Vice President and Chief
                                                                                   Financial  Officer  of TXU Corp.;
                                                                                   prior  thereto,  President of TXU
                                                                                   Gas; prior thereto,  President of
                                                                                   TXU  Electric;   prior   thereto,
                                                                                   Executive  Vice  President of TXU
                                                                                   Electric;   other  directorships:
                                                                                   Oncor,  Oncor  Electric  Delivery
                                                                                   Transition  Bond Company LLC, TXU
                                                                                   Energy and US Holdings.

M. S. Greene            58    Vice Chairman and Chief      August 31, 2003       Vice  Chairman and Chief  Executive
                                     Executive                                     of  Oncor  and  TXU  Gas;   prior
                                                                                   thereto, Vice Chairman of Oncor
                                                                                   and TXU Gas; prior thereto, President
                                                                                   of Oncor; prior thereto, President
                                                                                   of TXU Lone Star Pipeline and
                                                                                   Transmission Division of TXU
                                                                                   Electric; priorthereto, Executive
                                                                                   Vice President of TXU Fuel; other
                                                                                   directorships: Oncor and Oncor
                                                                                   Electric Delivery Transition
                                                                                   Bond Company LLC.

Michael J.              49              None              August 5, 1997         Executive  Vice  President  of  TXU
McNally                                                                            Corp.;  prior thereto,  Executive
                                                                                   Vice    President    and    Chief
                                                                                   Financial  Officer  of TXU Corp.;
                                                                                   other  directorships:  Oncor, TXU
                                                                                   Energy and US Holdings.

Erle Nye                66              None              August 5, 1997         Chairman   of  the   Board  of  TXU
                                                                                   Corp.;  prior  thereto,  Chairman
                                                                                   of the Board and Chief  Executive
                                                                                   of     TXU      Corp.;      other
                                                                                   directorships:  TXU Corp., Oncor,
                                                                                   and TXU Energy.

Eric H. Peterson        43              None               November 1, 2002      Executive    Vice   President   and
                                                                                   General  Counsel  of  TXU  Corp.;
                                                                                   prior   thereto,    Senior   Vice
                                                                                   President and General  Counsel of
                                                                                   DTE   Energy;    prior   thereto,
                                                                                   partner   in  the  law   firm  of
                                                                                   Worsham,  Forsythe &  Wooldridge;
                                                                                   other    directorships:    Oncor,
                                                                                   Oncor      Electric      Delivery
                                                                                   Transition  Bond Company LLC, TXU
                                                                                   Energy and US Holdings.

C. John Wilder          45     Chairman of the Board        March 15, 2004       President  and Chief  Executive  of
                                                                                   TXU   Corp.;    prior    thereto,
                                                                                   Executive   Vice   President  and
                                                                                   Chief   Financial    Officer   of
                                                                                   Entergy    Corporation;     other
                                                                                   directorships:     TXU     Corp.,
                                                                                   Oncor,  Oncor  Electric  Delivery
                                                                                   Transition  Bond Company LLC, TXU
                                                                                   Energy and US Holdings.

Directors of TXU Gas receive no compensation in their capacity as Directors.

     Identification of Executive Officers and business experience:


                                 Positions and Offices     Date First Elected to
                                     Presently Held           Present Offices
                                 (Current Term Expires     (Current Term Expires          Business Experience
  Name of Officer      Age            in May 2004)              in May 2004)             (Preceding Five Years)
-------------------- --------    -----------------------   ----------------------- --------------------------------------
C. John Wilder         45        Chairman of the Board         March 15, 2004      President  and Chief  Executive of
                                                                                     TXU   Corp.;    prior   thereto,
                                                                                     Executive   Vice  President  and
                                                                                     Chief   Financial   Officer   of
                                                                                     Entergy Corporation.

M. S. Greene           58          Vice Chairman and           March 15, 2004      Vice Chairman and Chief  Executive
                                    Chief Executive                                  of  Oncor  and  TXU  Gas;  prior
                                                                                     thereto, Vice Chairman of Oncor
                                                                                     and TXU  Gas;  prior  thereto,
                                                                                     President of Oncor; prior thereto,
                                                                                     President of TXU Lone Star Pipeline
                                                                                     and  Transmission  Division  of
                                                                                     TXU  Electric;  prior  thereto,
                                                                                     Executive  Vice  President  of
                                                                                     TXU Fuel.

Mike McCall            46              President               March 26, 2003      President   of  TXU   Gas;   prior
                                                                                     thereto,  Vice  President of TXU
                                                                                     Business    Services    Company;
                                                                                     prior thereto,  Director, Public
                                                                                     Policy,  TXU  Business  Services
                                                                                     Company.

Scott R. Longhurst     36        Senior Vice President         March 15, 2004      Senior    Vice    President    and
                                     and Principal                                   Principal  Financial  Officer of
                                   Financial Officer                                 Oncor   and   TXU   Gas;   prior
                                                                                     thereto,  Senior Vice  President
                                                                                     of  Oncor  and  TXU  Gas;  prior
                                                                                     thereto,    Vice   President   -
                                                                                     Corporate  Financial Planning of
                                                                                     TXU Business  Services  Company;
                                                                                     prior  thereto,  Vice  President
                                                                                     of   Finance   of   TXU   Europe
                                                                                     Limited;  prior  thereto,  Chief
                                                                                     Financial  Officer  of Shell Oil
                                                                                     Products   Joint  Venture  Saudi
                                                                                     Arabia.

There is no family relationship between any of the above-named Directors and Executive Officers.

Item 11.   EXECUTIVE COMPENSATION

         TXU Gas (the Company) and its affiliates have paid and awarded compensation during the last three calendar years to the executive officers named in the Summary Compensation Table for services in all capacities. Amounts reported in the Table as Bonus and LTIP Payouts for any calendar year reflect the performance of the individual and TXU Corp. in prior periods. Information relating to compensation provided in 2004 based on performance in 2003 is contained in the Organization and Compensation Committee Report on Executive Compensation.

                                               SUMMARY COMPENSATION TABLE

                                         Annual Compensation                   Long-Term Compensation
                                  -----------------------------------  ---------------------------------------
                                                                                Awards            Payouts
                                                                       -------------------------  ------------
                                                           Other
                                                           Annual      Restricted   Securities                  All Other
                                                           Compen-       Stock      Underlying       LTIP        Compen-
        Name and                   Salary        Bonus     sation        Awards      Options/       Payouts      sation
   Principal Position     Year       ($)        ($)(5)      ($)(6)       ($)(7)      SARs (#)       ($)(8)       ($)(9)
------------------------- ------  ----------   ----------  ----------  -----------  ------------  ------------  ----------
Erle Nye (1) (10).....    2003      966,667            0      ---         213,750       ---             1,531     482,911
  Chairman of the Board   2002    1,037,500    1,950,000      ---         236,250       ---         4,286,400     299,985
  and Chief Executive     2001      964,583      475,000      ---         694,375       ---           519,747     222,658
  of the Company

M. S. Greene (2)(10)..    2003      341,708       98,400      ---          73,800       ---            12,683      77,110
  Vice Chairman, Oncor    2002      326,667      200,000      ---          73,800       ---           351,516      82,420
                          2001      311,667       81,500      ---         153,500       ---            18,659      62,710

Mike McCall (3)(10)...    2003      197,416       46,988      ---          40,275       ---                 0      29,203
  President of the        2002      176,333       90,000      ---          40,275       ---                 0      28,354
  Company                 2001      160,083       30,000      ---          66,675       ---                 0      17,709

Scott Longhurst (4)       2003      205,000       61,500    429,840             0       ---                 0     100,842
(10).................     2002      185,194      128,290    170,875             0       ---                 0       1,845
  Senior Vice             2001      155,916       42,225      ---               0       ---                 0           0
  President Company

(1)   Compensation amounts represent compensation paid by TXU Corp.

(2)   Compensation amounts represent compensation paid by Oncor.

(3) Compensation amounts represent compensation paid by TXU Business Services Company and, beginning March 26, 2003, TXU Gas.

(4)   Compensation amounts represent compensation paid by Oncor.

(5) Amounts reported as Bonus in the Summary Compensation Table are attributable principally to the named executive officers' participation in the TXU Annual Incentive Plan (AIP). No AIP awards for 2002 performance were provided in 2003 to any officers. Under the terms of the AIP effective in 2003, target incentive awards ranging from 20% to 75% of base salary, with a maximum award of 100% of base salary, are established. The percentage of the target or maximum actually awarded, if any, is dependent upon the attainment of per share net income goals established in advance by the Organization and Compensation Committee (Committee), as well as the Committee's evaluation of the participant's and TXU Corp.'s performance. The amounts reported as Bonus for Messrs. Greene, McCall and Longhurst represent special bonuses awarded in February 2003 in recognition of their significant contributions in their areas of responsibility.

(6) The amount reported for Mr. Longhurst as Other Annual Compensation consists of benefits provided by TXU Corp. under the standard expatriate policy in connection with his extended assignment in the United States. The amount reported represents housing and taxes associated with these benefits paid on Mr. Longhurst's behalf, and other benefits.

(7) Amounts reported as Restricted Stock Awards in the Summary Compensation Table are attributable to the named officer's participation in the Deferred and Incentive Compensation Plan (DICP). Participants in the DICP may defer a percentage of their base salary not to exceed a maximum percentage determined by the Committee for each plan year and in any event not to exceed 15% of the participant's base salary. Salary deferred under the DICP is included in amounts reported as Salary in the Summary Compensation Table. TXU Corp. makes a matching award (Matching Award) equal to 150% of the participant's deferred salary. Prior to 2002, one-half of any AIP award (Incentive Award) was deferred and invested under the DICP. Matching Awards are subject to forfeiture under certain circumstances. Under the DICP, a trustee purchases TXU Corp. common stock with an amount of cash equal to each participant's deferred salary and Matching Award, and accounts are established for each participant containing performance units (Units) equal to such number of common shares. DICP investments, including reinvested dividends, are restricted to TXU Corp. common stock, and the value of each unit credited to participants' accounts equals the value of a share of TXU Corp. common stock and is at risk based on the performance of the stock. On the expiration of the five year maturity period, the value of the participant's maturing accounts are paid in cash based upon the then current value of the Units; provided, however, that in no event will a participant's account be deemed to have a cash value which is less than the sum of such participant's deferrals together with 6% per annum interest compounded annually. Participants may elect to defer amounts that would otherwise mature under the DICP, under and subject to the provisions of the Salary Deferral Program (SDP) as discussed in footnote (9). The maturity period is waived if the participant dies or becomes totally and permanently disabled and may be extended under certain circumstances.

      Matching Awards that have been made under the DICP are included under Restricted Stock Awards in the Summary Compensation Table. As a result of these awards, undistributed Matching and Incentive Awards made in prior years and dividends reinvested thereon, the number and market value at December 31, 2003 of such Units (each of which is equal to one share of common stock) held in the DICP accounts for Messrs. Nye, Greene, McCall and Longhurst were 61,320 ($1,454,510), 13,145 ($311,799), 6,786
      ($160,964) and 0 ($0), respectively.

(8) Amounts reported as LTIP Payouts in the Summary Compensation Table for 2003 reflect earnings distributed during the year on salaries previously deferred under the DICP. Amounts reported for 2002 and 2001 also include the vesting and distribution of performance-based restricted stock awards under the Long-Term Incentive Compensation Plan (LTICP). For the LTICP cycle ending in 2003, no awards were earned.

     The LTICP is a comprehensive, stock-based incentive compensation plan providing for common stock-based awards, including performance-based restricted stock. Outstanding awards, as of December 31, 2003, of performance-based restricted stock to the named executive officers may vest at the end of a two-year or three-year performance period, depending on the award, and provide for an ultimate distribution of from 0% to 200% of the number of the shares initially awarded, based on TXU Corp.'s total return to shareholders over such performance period compared to the total returns provided by the companies comprising the Standard & Poor's 500 Electric Utilities Index. Dividends on restricted shares are reinvested in TXU Corp. common stock and are paid in cash upon release of the restricted shares. Under the terms of the LTICP, the maximum amount of any award that may be paid in any one year to any of the named executive officers is the fair market value of 100,000 shares of TXU Corp.'s common stock determined as of the first day of such calendar year. The portion of any award that, based on such limitation, cannot be fully paid in any year is deferred until a subsequent year when it can be paid. Based on TXU Corp.'s total return to shareholders over the three-year period ending March 31, 2003 compared to the returns provided by the companies comprising the Standard & Poor's 500 Electric Utilities Index, all of the performance-based restricted shares awarded in May 2000 were forfeited.

     As a result of restricted stock awards under the LTICP, and reinvested dividends thereon, the number of shares of restricted stock and the market value of such shares at December 31, 2003 held for Messrs. Nye, Greene, McCall and Longhurst were 459,405 ($10,897,087), 53,702 ($1,273,811),
     24,756 ($587,212) and 29,073 ($689,612), respectively.

     As noted, salaries deferred under the DICP are included in amounts reported as Salary in the Summary Compensation Table. Amounts shown in the table below represent the number of shares purchased under the DICP with such deferred salaries for 2003 and the number of shares awarded under the LTICP.

                             Long-Term Incentive Plans - Awards in Last Fiscal Year

                            Deferred and Incentive
                               Compensation Plan
                                    (DICP)                          Long-Term Incentive Compensation Plan (LTICP)
                          ----------------------------  ------------------------------------------------------------
                           Number of     Performance     Number of      Performance
                            Shares,       or Other         Shares,        or Other
                           Units or     Period Until      Units or      Period Until
                            Other       Maturation or      Other       Maturation or       Estimated Future Payouts
                Name       Rights (#)      Payout         Rights (#)      Payout           ------------------------
                ----       ----------      ------         ----------      ------          Minimum (#)     Maximum (#)
                                                                                          -----------     -----------
     Erle Nye..........      7,888         5 Years         80,000         2 Years            0            160,000

                                                           80,000         3 Years            0            160,000

     M. S. Greene......      2,724         5 Years         18,000         2 Years            0             36,000

                                                           18,000         3 Years            0             36,000

     Mike McCall.......      1,486         5 Years          8,500         2 Years            0             17,000

                                                            8,500         3 Years            0             17,000

     Scott Longhurst...        0             ---           10,000         2 Years            0             20,000

                                                           10,000         3 Years            0             20,000

(9) Amounts reported as All Other Compensation in the Summary Compensation Table are attributable to the named executive officer's participation in certain plans and as otherwise described in this footnote.

      Under the TXU Thrift Plan (Thrift Plan) all eligible employees of TXU Corp. and any of its participating subsidiaries may invest a portion of their regular salary or wages in common stock of TXU Corp., or in a variety of selected mutual funds. Under the Thrift Plan, TXU Corp. matches a portion of an employee's contributions. TXU Corp.'s matching contribution is 75% of the first 6% of the employee's contribution for employees covered under the traditional defined benefit component of the TXU Retirement Plan, and 100% of the first 6% of the employee's contribution for employees covered under the cash balance component of the TXU Retirement Plan. All matching contributions are invested in common stock of TXU Corp. The amounts reported under All Other Compensation in the Summary Compensation Table include these matching amounts which, for Messrs. Nye, Greene, McCall and Longhurst were $12,000, $9,000, $6,965 and $12,000, respectively, during 2003.

      Under the Salary Deferral Program (SDP) each employee of TXU Corp. and its participating subsidiaries whose annual salary is equal to or greater than an amount established under the SDP ($107,930 for the program year beginning January 1, 2003) may elect to defer up to 50% of annual base salary, and/or up to 100% of any bonus or incentive award and certain maturing DICP awards, for a period of seven years, for a period ending with the retirement of such employee, or for a combination thereof. TXU Corp. makes a matching award, subject to forfeiture under certain circumstances, equal to 100% of up to the first 8% of salary deferred under the SDP; provided that employees who first become eligible to participate in the SDP on or after January 1, 2002, who are also eligible, or become eligible, to participate in the DICP, are not eligible to receive any SDP matching awards. Salaries and bonuses deferred under the SDP are included in amounts reported under Salary and Bonus, respectively, in the Summary Compensation Table. Deferrals are credited with earnings or losses based on the performance of investment alternatives under the SDP selected by each participant. At the end of the applicable maturity period, the trustee for the SDP distributes the deferrals and the applicable earnings in cash as a lump sum or in annual installments. TXU Corp. is financing the retirement option portion of the SDP through the purchase of corporate-owned life insurance on the lives of participants. The proceeds from such insurance are expected to allow TXU Corp. to fully recover the cost of the retirement option. During 2003, matching awards, which are included under All Other Compensation in the Summary Compensation Table, were made for Messrs. Nye, Greene, McCall and Longhurst in the amounts of $77,333, $34,367, $15,793 and $0, respectively.

      Under the TXU Split-Dollar Life Insurance Program (Insurance Program) split-dollar life insurance policies are purchased for eligible corporate officers of TXU Corp. and its participating subsidiaries. The eligibility provisions of the Insurance Program were modified in 2003 so that no new participants will be added after December 31, 2003. The death benefit of participants' insurance policies are equal to two, three or four times their annual Insurance Program compensation depending on their officer category. Individuals who first became eligible to participate in the Insurance Program after October 15, 1996, vest in the policies issued under the Insurance Program over a six-year period. TXU Corp. pays the premiums for the policies and has received a collateral assignment of the policies equal in value to the sum of all of its insurance premium payments; provided that, with respect to executive officers, premium payments made after August 1, 2002, are made on a non-split-dollar life insurance basis and TXU Corp.'s rights under the collateral assignment are limited to premium payments made prior to August 1, 2002. Although the Insurance Program is terminable at any time, it is designed so that if it is continued, TXU Corp. will fully recover all of the insurance premium payments covered by the collateral assignments either upon the death of the participant or, if the assumptions made as to policy yield are realized, upon the later of 15 years of participation or the participant's attainment of age 65. During 2003, the economic benefit derived by Messrs. Nye, Greene, McCall and Longhurst from the term insurance coverage provided and the interest foregone on the remainder of the insurance premiums paid by TXU Corp. amounted to $193,578, $33,743, $6,445 and $0, respectively.

      The amount reported as All Other Compensation for Mr. Nye for 2003 includes $200,000 as provided for in his employment agreement as discussed in footnote (10).

      The amount reported as All Other Compensation for Mr. Longhurst for 2003 includes a long-term incentive plan payment of $88,842 as provided for in his employment agreement as discussed in footnote (10).

(10) TXU Corp. has entered into employment agreements with Messrs. Nye, Greene, McCall and Longhurst as hereinafter described in this footnote.

      Effective June 1, 2002, TXU Corp. entered into a new employment agreement with Mr. Nye, which superseded his previous employment agreement. The new agreement provides for an initial term expiring May 31, 2005, and a secondary term expiring May 31, 2007. During the initial term, Mr. Nye will continue to serve as TXU Corp.'s Chairman of the Board and Chief Executive until such time as his successor is elected at which time Mr. Nye may continue as TXU Corp.'s Chairman of the Board and/or in such other executive position as he and TXU Corp. may mutually agree upon. During the secondary term, Mr. Nye will continue as an employee of TXU Corp. or, with TXU Corp.'s approval, he may retire and serve TXU Corp. in a consulting capacity through the expiration of the secondary term. Mr. Nye will, during the initial term, be entitled to a minimum annual base salary of $1,050,000, eligibility for an annual bonus under the terms of the AIP, and minimum annual restricted stock awards of 40,000 shares under the LTICP. The agreement also provides for a special payment of $1,000,000 in consideration for his entering into the new agreement which amount is payable in equal annual installments over a five year period. During the secondary term, Mr. Nye will be entitled to an annual base salary equal to 75% of his base salary prior to expiration of the initial term and eligibility for a prorated bonus under the terms of the AIP for the 2005 AIP plan year. The agreement also provides Mr. Nye with certain benefits following his retirement, including administrative support, annual medical examinations and financial planning services. The agreement also reconfirms TXU Corp.'s prior agreement to fund the retirement benefit to which Mr. Nye will be entitled under TXU Corp.'s supplemental retirement plan. Additionally, the agreement entitles Mr. Nye to certain severance benefits in the event he dies, becomes disabled, is terminated without cause or resigns or retires with TXU Corp.'s approval during the term of the agreement, including the base salary and annual incentive awards he would have received; continued payment of the remaining special award installments; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the initial term, including a payment equal to the greater of three times his annualized base salary and target bonus or the total base salary and bonus he would have received for the remainder of the term of the agreement; any unpaid portion of the special bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits; and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

      TXU Corp. entered into an employment agreement with Mr. Greene effective July 1, 2000. The agreement, as amended, provides for the continued service by Mr. Greene through June 30, 2006 (Term). Under the terms of the agreement, Mr. Greene will, during the Term, be entitled to a minimum annual base salary of $300,000, eligibility for an annual bonus under the terms of the AIP, and minimum restricted stock awards of 5,000 shares under the LTICP. The agreement entitles Mr. Greene to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of foregone and forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

      TXU Gas entered into an employment agreement with Mr. McCall effective March 5, 2003. The agreement provides for the continued service by Mr. McCall through March 5, 2006 (Term). Under the terms of the agreement, Mr. McCall will, during the Term, be entitled to a minimum annual base salary of $179,000 and to participate in all employee benefit plans to the extent he is eligible by virtue of his employment with TXU Gas. The agreement entitles Mr. McCall to certain severance benefits in the event he is terminated without cause during the Term, including a payment equal to the greater of his annualized base salary and target bonus, or the total amount of base salary and target bonuses he would have received for the remainder of the Term; a payment in lieu of forfeited incentive compensation; and health care benefits. The agreement also provides for compensation and benefits under certain circumstances following a change-in-control of TXU Corp. during the Term, including a payment equal to three times his annualized base salary and target bonus; a payment in lieu of foregone and forfeited incentive compensation; health care benefits and a tax gross-up payment to offset any excise tax which may result from such change-in-control payments.

      Oncor entered into an employment agreement with Mr. Longhurst effective November 1, 2002. The agreement provides for the continued service by Mr. Longhurst through July 31, 2005 (Term). Under the terms of the agreement, Mr. Longhurst will, during the Term, be entitled to an initial annual base salary of $205,000, eligibility for an annual bonus under the terms of the TXU Annual Incentive Plan, a retention bonus payment equal to $20,000 if Mr. Longhurst continues his employment through the end of the Term, a special payment equal to the amount owed to Mr. Longhurst under a long-term incentive plan of TXU Europe and eligibility for consideration for awards under the TXU Long-Term Incentive Compensation Plan. The agreement also provides for benefits associated with Mr. Longhurst's transition from international assignment status to his employment status with Oncor, including housing, relocation and transportation assistance, immigration assistance and tax preparation assistance. The agreement entitles Mr. Longhurst to severance benefits in the event he is terminated without cause during the Term, including a payment equal to the base salary and target bonuses he would have received for the remainder of the Term; the retention bonus payment; a payment in lieu of international assignment transition benefits provided for in the agreement; and relocation to the U.K. for Mr. Longhurst and his family.

         TXU Corp. and its participating subsidiaries maintain a retirement plan (Retirement Plan), which is qualified under applicable provisions of the Internal Revenue Code of 1986, as amended (Code). The Retirement Plan contains both a traditional defined benefit component and a cash balance component. Annual retirement benefits under the traditional defined benefit component, which applied during 2003 to each of the named officers other than Messrs. Nye and Longhurst, are computed as follows: for each year of accredited service up to a total of 40 years, 1.3% of the first $7,800, plus 1.5% of the excess over $7,800, of the participant's average annual earnings during his or her three years of highest earnings. The cash balance component covers all employees who first become eligible to participate in the Retirement Plan on or after January 1, 2002, and employees previously covered under the traditional defined benefit component who elected to convert the actuarial equivalent of their accrued traditional defined benefit to the cash balance plan component. Mr. Nye elected to convert to the cash balance component and Mr. Longhurst also participates in the cash balance component. Under the cash balance component, hypothetical accounts are established for participants and credited with monthly contribution credits equal to a percentage of the participant's compensation (3.5%, 4.5%, 5.5% or 6.5% depending on the participant's combined age and years of accredited service) and interest credits based on the average yield of the 30-year Treasury bond for the 12 months ending November 30 of the prior year. Amounts reported under Salary for the named executive officers in the Summary Compensation Table approximate earnings as defined under the traditional defined benefit component of the Retirement Plan without regard to any limitations imposed by the Code. Benefits paid under the traditional defined benefit component of the Retirement Plan are not subject to any reduction for Social Security payments but are limited by provisions of the Code. Based on benefits accrued under the cash balance component of the Retirement Plan as of December 31, 2003, the estimated annual benefit payable in the form of a straight-life annuity as of that date for Mr. Nye and at normal retirement age for Mr. Longhurst are $1,259,968 and $10,909, respectively. As of December 31, 2003, years of accredited service under the Retirement Plan for Messrs. Nye, Greene, McCall and Longhurst were 40, 33, 21 and 3, respectively.

                                                PENSION PLAN TABLE

                                                                 Years of Service
                            ----------------------------------------------------------------------------------------
     Remuneration                  20               25                 30                35                  40
----------------------      -------------    --------------     -------------    ----------------    ---------------
         $ 50,000                $14,688          $ 18,360           $22,032             $25,704            $29,376
          100,000                 29,688            37,110            44,532              51,954             59,376
          200,000                 59,688            74,610            89,532             104,454            119,376
          400,000                119,688           149,610           179,532             209,454            239,376
          800,000                239,688           299,610           359,532             419,454            479,376
        1,000,000                299,688           374,610           449,532             524,454            599,376
        1,400,000                419,688           524,610           629,532             734,454            839,376
        1,800,000                539,688           674,610           809,532             944,454          1,079,376
        2,000,000                599,688           749,610           899,532           1,049,454          1,199,376


         TXU Corp.'s supplemental retirement plan (Supplemental Plan) provides for the payment of retirement benefits, which would otherwise be limited by the Code or the definition of earnings in the Retirement Plan, as well as retirement compensation not payable under the Retirement Plan which TXU Corp. or its participating subsidiaries are obligated to pay. Under the Supplemental Plan, retirement benefits are calculated in accordance with the same formula used under the qualified plan, except that, with respect to calculating the portion of the Supplemental Plan benefit attributable to service under the traditional defined benefit component of the Retirement Plan, earnings also include AIP awards (100% of the AIP awards for 2003 and 2002 and 50% of the AIP award for 2001 are reported under Bonus for the named officers in the Summary Compensation Table). The table set forth above illustrates the total annual benefit on a straight-life basis payable at retirement under the Retirement Plan inclusive of benefits payable under the Supplemental Plan, prior to any reduction for earlier-than-normal or a contingent beneficiary option which may be selected by participants.

The following report and performance graph are presented herein for information purposes only. This information is not required to be included herein and shall not be deemed to form a part of this report to be "filed" with the Securities and Exchange Commission. The report set forth hereinafter is the report of the Organization and Compensation Committee of the Board of Directors of TXU Corp., as currently expected to be filed with the SEC in the proxy statement of TXU Corp. on or about April 5, 2004, and is illustrative of the methodology utilized in establishing the compensation of executive officers of TXU Gas. References in the report to the "Company" are references to TXU Corp. and references to "this proxy statement" are references to TXU Corp.'s proxy statement in connection with TXU Corp.'s 2004 annual meeting of shareholders.

                 ORGANIZATION AND COMPENSATION COMMITTEE REPORT
                          ON EXECUTIVE COMPENSATION

         The Organization and Compensation Committee of the Board of Directors:
(i) reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer (CEO), evaluates the CEO's performance in light of those goals and objectives and determines and approves the CEO's compensation based on such evaluation; (ii) oversees the evaluation of senior executives and makes recommendations to the Board with respect to equity-based and other compensation plans, policies and practices; (iii) reviews and discusses with the Board executive management succession planning; and (iv) makes recommendations to the Board with respect to the compensation of the Company's non-employee Directors. The role and responsibilities of the Committee are fully set forth in the Committee's written charter which was approved by the Board of Directors and which is posted on the Company's website. The Committee consists only of directors of the Company who satisfy the requirements for independence under applicable law and regulations of the SEC and the NYSE and is chaired by J. E. Oesterreicher. The Committee has directed the preparation of this report and has approved its content and submission to the shareholders.

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

         In furtherance of these policies, nationally recognized compensation consultants have been retained to assist the Committee in its periodic reviews of compensation and benefits provided to officers. As provided in its charter, the Committee has the sole authority to retain any compensation consultant used to assist in the evaluation of compensation provided to officers and directors. The consultants' evaluations include comparisons to comparable utilities and energy companies as well as to general industry with respect both to the level and composition of officers' compensation.

         The compensation of the officers of the Company consists principally of base salaries, the opportunity to earn an incentive award under the Annual Incentive Plan (AIP), awards of performance-based restricted shares under the Long-Term Incentive Compensation Plan (Long-Term Plan) and, to a lesser extent, the opportunity to participate in the Deferred and Incentive Compensation Plan
(DICP). Awards under the AIP are directly related to annual performance as evaluated by the Committee. The ultimate value, if any, of awards of performance-based restricted shares under the Long-Term Plan, as well as the value of future payments under the DICP are directly related to the future performance of the Company's common stock. It is anticipated that performance-based incentive awards under the AIP and the Long-Term Plan, will, in future years, continue to constitute a substantial percentage of the officers' total compensation.

         The AIP, which was first approved by the shareholders in 1995 and reapproved in 2000, is administered by the Committee and provides an objective framework within which annual performance can be evaluated by the Committee. Depending on the results of such performance evaluations, and the attainment of the per share net income goals established in advance, the Committee may provide annual incentive compensation awards to eligible officers. The evaluation of each individual participant's performance may be based upon the attainment of a combination of corporate, group, business unit, function and/or individual objectives. The Company's annual performance is evaluated based upon its total return to shareholders, return on invested capital and earnings growth, as well as other measures such as competitiveness, service quality and employee safety. The combination of individual and Company results, together with the Committee's evaluation of the competitive level of compensation which is appropriate for such results, determines the amount of annual incentive, if any, actually awarded. Awards under the AIP constitute the principal annual incentive component of officers' compensation.

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

         In establishing levels of executive compensation, the Committee has reviewed various performance and compensation data, including the performance measures under the AIP and the reports of its compensation consultant. Information was also gathered from industry sources and other published and private materials which provided a basis for comparing comparable electric and gas utilities and other survey groups representing a large variety of business organizations. Included in the data considered were the comparative returns provided by the largest electric and gas utilities as represented by the returns of the Standard & Poor's 500 Electric Utilities Index which are reflected in the graph on page 25. Compensation amounts were established by the Committee based upon its consideration of the above comparative data and its subjective evaluation of Company and individual performance at levels consistent with the Committee's policy relating to total direct compensation.

         Since its last report to shareholders which was published in the proxy statement for the 2003 annual meeting of shareholders, the Committee has considered officers' compensation matters at several meetings. The results of Committee actions taken in 2003 are included in the Summary Compensation Table and related materials on pages 14 through 19 of this proxy statement. Generally speaking, actions taken at those meetings reflected the Company's business reversals in late 2002 and included freezing executive officers' salaries and not providing any AIP awards for 2002 performance. Additionally, with respect to the Long-Term Plan, the Committee determined that the Company's performance for the three years ended in March of 2003 did not permit the payment of performance-based restricted stock awards which had been made in May of 2000 and such awards were completely forfeited. Moreover, it is anticipated that similar awards provided in 2001 and 2002 for performance periods ending in 2004 and 2005 may also be completely or partially forfeited depending on returns during the remainder of the relevant performance periods.

         At its meetings in February 2003 and February 2004, the Committee provided awards of performance-based restricted shares under the Long-Term Plan to officers and other key employees. The ultimate value of all of such awards, if any, will be determined by the Company's total return to shareholders over future performance periods compared to the total returns for those periods of the companies comprising the Standard & Poor's 500 Electric Utilities Index. Depending upon the Company's relative total return for such periods, the officers may earn from 0% to 200% of the original award, and their compensation is, thereby, directly related to shareholder value. All of the awards contemplate that 200% of the original award will be provided if the Company's total return is in the 81st percentile or above of the returns of the companies comprising the Standard & Poor's 500 Electric Utilities Index and that such percentage of the original award will be reduced as the Company's return compared to the returns provided by the companies in the Index declines so that 0% of the original award will be provided if the Company's return is in the 40th percentile or below of returns provided by the companies comprising the Index. Information relating to awards made to the named executive officers in 2003 is contained in the Table on page 16 of this proxy statement. These awards, and any awards that may be made in the future, are based upon the Committee's evaluation of the appropriate level of long-term compensation consistent with its policy relating to total direct compensation.

         Actions taken by the Committee in 2003 with respect to Mr. Nye's compensation as Chief Executive reflected the Company's business reversals in late 2002. In February 2003, the Committee established Mr. Nye's base salary at an annual rate of $1,050,000, which was the same rate as established in 2002. In recognition of the Company's cost reduction efforts, Mr. Nye voluntarily reduced his base salary to a rate of $950,000 for one year. As noted earlier, the Committee did not provide AIP awards to any executive officers, including Mr. Nye, in 2003 based on 2002 performance, and the May 2000 performance-based restricted stock awards, including Mr. Nye's award, were completely forfeited. Additionally, in 2003 and as reflected in the table on page 16 of this proxy statement, the Committee provided awards of performance-based restricted stock to Mr. Nye, the ultimate value of which will be determined by the Company's performance over two and three-year performance periods. Under the terms of those awards, Mr. Nye can earn from 0% to 200% of the original awards depending, with respect to 80,000 shares, on the Company's total return to shareholders over a two-year period (April 1, 2003 through March 31, 2005) and, with respect to 80,000 shares, on the Company's total return to shareholders over a three-year period (April 1, 2003 through March 31, 2006) compared to the total returns provided for the respective periods by the companies comprising the Standard & Poor's 500 Electric Utilities Index. The level of compensation established for Mr. Nye was based upon the Committee's subjective evaluation of the information contained in this report.

         Effective February 23, 2004, C. John Wilder was elected President and Chief Executive of the Company. In connection with his employment, the Committee recommended, and the Board approved, entering into an employment agreement with Mr. Wilder. The agreement provides for Mr. Wilder's service as President and Chief Executive during a five-year term which may be extended for successive one-year periods. The agreement contemplates that Mr. Wilder will be elected Chairman of the Board following the annual meeting of shareholders in 2005. Under the terms of the agreement, Mr. Wilder will be entitled to an annual base salary of $1,250,000; target annual bonuses under the Annual Incentive Plan of 200% of base salary; annual performance-based restricted stock awards under the Long-Term Incentive Compensation Plan, the ultimate value of which will be determined by the Company's relative returns to shareholders, of 300,000 shares in 2004 and 150,000 shares in each of 2005, 2006 and 2007; 1,000,000 phantom performance units, each of which is equal to one share of the Company's common stock, one third of which will become distributable in stock or cash if and when the Company's common stock trades at $29, $31 and $33, respectively, for thirty consecutive trading days; the establishment of a trust which will purchase 500,000 shares of Company common stock, to be distributed to Mr. Wilder in cash or stock, in equal portions on the third and sixth anniversaries of the agreement; a signing bonus of $1,000,000; and certain fringe benefits and tax reimbursement payments related to certain fringe benefits. The agreement also entitles Mr. Wilder to certain payments and benefits upon the expiration or termination of the agreement under various circumstances and allows him to elect to defer the receipt of certain payments. The Committee determined, based upon its subjective evaluation of competitive market conditions, that the amount as well as the form of Mr. Wilder's compensation was required and appropriate in order to attract, incent and retain an individual with Mr. Wilder's capabilities. A very significant portion of Mr. Wilder's total expected future compensation (namely his annual bonus, performance units and performance-based restricted stock awards) will only be provided based on the Company's future performance, and his compensation is, therefore, directly linked to shareholders' long-term interests.

         As previously reported, the Company has entered into employment agreements, as approved by the Committee, with certain officers. The terms of employment agreements with the named executive officers are described in Footnote 5 to the Summary Compensation Table on pages 17, 18 and 19 of this proxy statement.

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

         Section 162(m) of the Code limits the deductibility of compensation which a publicly traded corporation provides to its most highly compensated officers. As a general policy, the Company does not intend to provide compensation which is not deductible for federal income tax purposes. However, the Committee reserves the right to provide compensation which may not be deductible when it believes that providing such compensation is consistent with the strategic goals of the Company and in its best interests. Awards under the AIP and the Long-Term Plan are expected to be fully deductible and the DICP and the Salary Deferral Program require the deferral of distributions of maturing amounts until the time when such amounts would be deductible.

         Shareholder comments to the Committee are welcomed and should be addressed to the Secretary of the Company at the Company's offices.

                         Organization and Compensation Committee

         J. E. Oesterreicher, Chair                     Jack E. Little
         E. Gail de Planque                             Margaret N. Maxey
          (appointed February 2004)                     (retired February 2004)
         Derek C. Bonham                                Michael W. Ranger
         William M. Griffin                             Herbert H. Richardson
         Kerney Laday

                                PERFORMANCE GRAPH

         The following graph compares the performance of TXU Corp.'s common stock to the S&P 500 Index and S&P 500 Electric Utilities Index for the last five years. The graph assumes the investment of $100 at December 31, 1998 and that all dividends were reinvested. The amount of the investment at the end of each year is shown in the graph and in the table which follows.

         Cumulative Total Returns for the Five Years Ended 12/31/03

         Line graph inserted here that shows Cumulative Total Returns in dollars by years 1998-2003, using the data points in the table below.


                                                        1998       1999      2000       2001      2002       2003
                                                        ----       ----      ----       ----      ----       ----
TXU Corp......................................           100         81       108        121        50         65
S&P 500 Index.................................           100        121       110         97        76         97
S&P 500 Electric Utilities Index..............           100         84       129        107        91        113


Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners at March 15, 2004:

                                                                 Amount and Nature
                                   Name and Address                of Beneficial
       Title of Class            of Beneficial Owner                 Ownership              Percent of Class
    ----------------------     -------------------------       -----------------------     -------------------
        Common stock,                 TXU Corp.                    449,631 shares                100.0%
      $0.01 par value,               Energy Plaza                 sole voting and
         of TXU Gas               1601 Bryan Street               investment power
                                 Dallas, Texas 75201

Security ownership of management at March 15, 2004:

        The following lists the common stock of TXU Corp. owned by the Directors and Executive Officers of TXU Gas. The named individuals have sole voting and investment power for the shares of common stock reported. Ownership of such common stock by the Directors and Executive Officers, individually and as a group, constituted less than 1% of the outstanding shares at February. None of the named individuals own any of the preferred stock of TXU Gas or the preferred securities of any subsidiaries of TXU Gas.

                                                                    Number of Shares
                                       ---------------------------------------------------------------------------

                 Name                      Beneficially Owned          Share Units (1)               Total
                 ----                      ------------------          ---------------               -----
 H. Dan Farell ....................              55,661                      21,639                        77,300

 M. S. Greene......................              58,232                      20,815                        79,047

 Scott R. Longhurst................              29,931                           0                        29,931

 Mike McCall.......................              28,120                      10,925                        39,045

 Michael J. McNally................             178,681                      37,254                       215,935

 Erle Nye..........................             503,741                      95,694                       599,435

 Eric H. Peterson..................              77,901                       5,626                        83,527

 C. John Wilder....................             300,000                   1,500,000  (2)                1,800,000

 All Directors and Executive
   Officers as a group (8).........           1,232,267                   1,691,953                     2,924,220

-----------------

(1) Share units held in deferred compensation accounts under the Deferred and Incentive Compensation Plan. Although these plans allow such units to be paid only in the form of cash, investments in such units create essentially the same investment stake in the performance of TXU Corp.'s common stock as do investments in actual shares of common stock.

(2) Share units held in accounts established for Mr. Wilder pursuant to his employment agreement. Such units may be paid in the form of stock or cash at Mr. Wilder's election.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

         TXU Gas has no Audit Committee of its own, but relies upon the TXU Corp. Audit Committee (Committee). The Committee has adopted a policy relating to the engagement of TXU Corp.'s independent auditors. The policy provides that in addition to the audit of the financial statements, related quarterly reviews and other audit services, Deloitte & Touche LLP may be engaged to provide non-audit services as described herein. Prior to engagement, all services to be rendered by the independent auditors must be authorized by the Committee in accordance with pre-approval procedures which are defined in the policy. The pre-approval procedures require (i) the annual review and pre-approval by the Committee of all anticipated audit and non-audit services; and (ii) the quarterly pre-approval by the Committee of services, if any, not previously approved and the review of the status of previously approved services. The Committee may also approve certain on-going non-audit services not previously approved in the limited circumstances provided for in the SEC rules. All services performed by the independent auditor were pre-approved.

         The policy defines those non-audit services which Deloitte & Touche may also be engaged to provide as follows: (i) audit related services (e.g. due diligence related to mergers, acquisitions and divestitures; employee benefit plan audits; accounting and financial reporting standards consultation; internal control reviews; and the like); (ii) tax services (e.g. Federal and state tax returns; regulatory rulings preparation; general tax, merger, acquisition and divestiture consultation and planning; and the like); and (iii) other services (e.g. process improvement, review and assurance; litigation and rate case assistance; general research; and the like). The policy prohibits the engagement of Deloitte & Touche to provide: (i) bookkeeping or other services related to the accounting records or financial statements of TXU Gas; (ii) financial information systems design and implementation services; (iii) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management or human resource functions; (vii) broker-dealer, investment advisor, or investment banking services; (viii) legal and expert services unrelated to the audit; and
(ix) any other service that the Public Company Accounting Oversight Board determines, by regulation, to be impermissible.

         Compliance with the Committee's policy relating to the engagement of Deloitte & Touche will be monitored on behalf of the Committee by TXU Corp.'s chief internal audit executive. Reports from Deloitte & Touche and the chief internal audit executive describing the services provided by the firm and fees for such services will be provided to the Committee no less often than quarterly.

         For the years ended December 31, 2003 and 2002, fees billed to TXU Gas by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

                                                                                     2003             2002
                                                                                -------------     -------------
Audit Fees.  Fees for  services  necessary  to perform the annual  audit,
review  SEC  filings,   fulfill   statutory  and  other  attest   service
requirements, provide comfort letters and consents.......................          $ 338,000         $ 320,000


Audit-Related Fees. Fees for services including employee benefit plan audits, due diligence related to mergers, acquisitions and divestitures, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting
and reporting standards..................................................             19,000           -

Tax Fees. Fees for tax compliance,  tax planning,  and tax advice related to mergers and acquisitions,  divestitures,  and communications  with and requests for rulings from taxing authorities.............................
                                                                                     -                 339,000

All  Other  Fees.  Fees  for  services   including  process   improvement
reviews, forensic accounting reviews, litigation and rate case assistance            -                 163,000
                                                                                -------------     -------------

Total....................................................................           $357,000          $822,000
                                                                                =============     =============


                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

         Financial Statements (included in Appendix A to this report):

                                Item                                                                     Page
                                                                                                         ----
           Selected Financial Data...................................................................     A- 2
           Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................................     A- 3
           Statement of Responsibility...............................................................     A-16
           Independent Auditors' Report..............................................................     A-17
           Statements of Consolidated Income and Comprehensive Income for each of the
                three years in the period ended December 31, 2003....................................     A-18
           Statements of Consolidated Cash Flows for each of the three years in the period
                ended December 31, 2003..............................................................     A-19
           Consolidated Balance Sheets, December 31, 2003 and 2002...................................     A-20
           Statements of Consolidated Shareholder's Equity for each of the three years in the
                period ended December 31, 2003.......................................................     A-21
           Notes to Financial Statements.............................................................     A-22

         The consolidated financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K filed or furnished since September 30, 2003, are as follows:

         None

(c) Exhibits: Included in Appendix B to this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Gas Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              TXU GAS COMPANY


Date:   March 17, 2004                                       By:                     /s/  M. S. GREENE
                                                                   ------------------------------------------------
                                                                       (M. S. Greene, Vice Chairman and
                                                                               Chief Executive)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Gas
Company and in the capacities and on the date indicated.

                        Signature                                       Title                        Date
                        ---------                                       -----                        ----
                     /s/ M. S. GREENE                       Principal Executive Officer       March 17, 2004
----------------------------------------------------------- and Director
    (M. S. Greene, Vice Chairman and Chief Executive)


                   /s/ SCOTT LONGHURST                      Principal Financial Officer       March 17, 2004
-----------------------------------------------------------
       (Scott Longhurst, Senior Vice President and
               Principal Financial Officer)


                  /s/ DAVID H. ANDERSON                     Principal Accounting Officer      March 17, 2004
-----------------------------------------------------------
           (David H. Anderson, Vice President)


                    /s/ C. JOHN WILDER                      Director                          March 17, 2004
-----------------------------------------------------------
         (C. John Wilder, Chairman of the Board)


                    /s/ H. DAN FARELL                       Director                          March 17, 2004
-----------------------------------------------------------
                     (H. Dan Farell)


                  /s/ MICHAEL J. McNALLY                    Director                          March 17, 2004
-----------------------------------------------------------
                   (Michael J. McNally)


                         ERLE NYE                           Director                          March 17, 2004
-----------------------------------------------------------
                        (Erle Nye)


                     ERIC H. PETERSON                       Director                          March 17, 2004
-----------------------------------------------------------
                    (Eric H. Peterson)



                                                                                                     Appendix A


TXU GAS COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL INFORMATION
December 31, 2003



                                                                                                          Page

Selected Financial Data.....................................................................              A- 2

Management's Discussion and Analysis of Financial Condition and Results of Operations.......              A- 3

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

     Statements of Consolidated Cash Flows..................................................              A-19

     Consolidated Balance Sheets............................................................              A-20

     Statements of Consolidated Shareholder's Equity........................................              A-21

     Notes to Financial Statements..........................................................              A-22


                        TXU GAS COMPANY AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA


                                                                     Year Ended December 31,
                                                   -------------------------------------------------------------
                                                   2003          2002         2001          2000           1999
                                                   ----          ----         ----          ----           ----
                                                               (millions of dollars, except ratios)

Total assets-- end of year......................   $2,328        $2,297       $4,551       $5,666          $3,483
                                                   ======        ======       ======       ======          ======
Capitalization-- end of year
   Long-term debt held by subsidiary trust (a)..   $  155        $  155       $  155       $  155          $  155
   All other long-term debt, less amounts due
    currently...................................      276           426          553          757             551
   Preferred stock..............................       75            75           75           75              75
   Common stock equity..........................      804           753          985          949             965
                                                   ------        ------        -----        -----          ------
        Total...................................   $1,310        $1,409       $1,768       $1,936          $1,746
                                                   ======        ======       ======       ======          ======
Capitalization ratios-- end of year
   Long-term debt held by subsidiary trust (a)..     11.8%         11.0%         8.8%         8.0%            8.9%
   All other long-term debt, less amounts due
    currently...................................     21.1          30.2         31.3         39.1            31.5
   Preferred stock..............................      5.7           5.3          4.2          3.9             4.3
   Common stock equity..........................     61.4          53.5         55.7         49.0            55.3
                                                   ------        ------       ------       ------          ------
        Total...................................    100.0%        100.0%       100.0%       100.0%          100.0%
                                                   ======        ======       ======       ======          ======

Operating revenues of continuing operations (b)
 Gas distribution:
      Residential...............................   $  770         $ 563        $ 710        $ 616          $  402
      Business and other........................      455           313          435          346             232
                                                   ------         -----        -----        -----          ------
        Total...................................    1,225           876        1,145          962             634
   Pipeline transportation......................       57            53           59           57              57
   Other revenues, net of eliminations..........       62            52           25           88             177
                                                   ------         -----        -----        -----          ------
        Total operating revenues of continuing
          operations............................   $1,344         $ 981        $1,229      $1,107          $  868
                                                   ======         =====        ======      ======          ======

Income (loss) from continuing operations (c)....   $   44         $ (12)       $   1        $  66          $    8
                                                   ======         =====        =====        =====          ======

Ratio of income (loss) from continuing
   operations to fixed charges..................     2.40          0.69         1.12         2.43            1.08
Ratio of income (loss) from continuing
  operations to combined fixed charges and
  preferred dividends...........................     2.20          0.63         0.76         2.25            1.04


(a) As a result of the implementation of FIN 46 (See Note 1 to Financial Statements), the wholly-owned subsidiary financing trust that issued preferred securities is no longer consolidated. Amounts represent the subordinated debentures of TXU Gas that are the sole assets of the trust.
(b) With the transfer of certain businesses to TXU Energy on January 1, 2002 (See Note 1 to Financial Statements), the gas distribution, gas pipeline and asset management services businesses constitute TXU Gas' continuing operations.
(c) As a result of the implementation of SFAS 145 (See Note 1 to Financial Statements), the loss on the early extinguishment of debt of $35 million ($23 million after tax), which had been classified as an extraordinary item in 2002, has been reclassified to other deductions.

Certain previously reported financial information has been reclassified to conform to current classifications.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


BUSINESS

      TXU Gas is a largely regulated company engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides utility asset management services. TXU Gas serves more than 1.4 million retail gas customers and owns and operates 26,431 miles of gas distribution mains, 6,162 miles of gas transportation and gathering pipelines and underground storage reservoirs with 38 Bcf of working capacity. TXU Gas also provides transportation services to gas distribution companies, electricity generation plants, end-use industrial customers and through-system shippers. TXU Gas is a wholly owned subsidiary of TXU Corp.

      Prior to the restructuring of TXU Corp. and its US subsidiaries in connection with the opening of the Texas electricity market to competition, effective January 1, 2002, TXU Gas was also engaged in certain energy trading and hedging/risk management activities and the retail sale of natural gas to large business customers in various competitive markets in the US. As a part of that restructuring, TXU Gas transferred those operations to TXU Energy. Accordingly, the transferred operations have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas.

      The substantial majority of TXU Gas' business is subject to regulated transmission and distribution rates. Gas costs are passed through to customers; therefore, margins are driven by the delivery service rates and volumes sold. Results of the business are seasonal and significantly impacted by weather. A key initiative therefore is to establish service rates that are adequate to ensure a reasonable return and meet growing demands for gas services. In May 2003, TXU Gas, for the first time, filed a system-wide distribution rate case for all 437 cities served. If successful, the rate case would result in an annual increase in revenues of approximately $70 million. A final regulatory order is expected in the second quarter of 2004. TXU Gas also expects to utilize new legislative provisions that permit timely recovery of investments in infrastructure.

      A key management challenge is controlling operation and maintenance expenses. TXU Gas continues to seek opportunities to enhance efficiency and improve the effectiveness of operating processes in order to mitigate upward cost pressures such as rising employee benefit expenses. Such efforts are balanced against the need to support growth and maintain the reliability, efficiency and security of the gas delivery infrastructure. TXU Gas' operation and maintenance expense in 2003 rose 2% over 2002, excluding higher costs in the utility asset management services business that was largely offset by higher revenues in that operation. Management is continuing to focus on limiting increases in operating costs through productivity and other cost control initiatives.

      All dollar amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations and the tables therein are stated in millions of US dollars unless otherwise indicated.

CRITICAL ACCOUNTING POLICIES

      TXU Gas' significant accounting policies are detailed in Note 1 to Financial Statements. TXU Gas follows accounting principles generally accepted in the US. In applying these accounting policies in the preparation of TXU Gas' consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of TXU Gas that are impacted by judgments and uncertainties and for which different amounts might be reported under a different set of conditions or using different assumptions.

      Revenue Recognition - TXU Gas records gas distribution revenues as natural gas is provided to retail customers on the basis of periodic cycle meter readings and includes an estimated accrual for the value of gas provided from the meter reading date to the end of the period. Such accruals are based on estimated daily consumption, which is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Gas pipeline transportation revenues are recognized as services are provided to customers based on estimated volumes subsequently confirmed by meter readings. Unbilled revenues totaled $27 million at both December 31, 2003 and 2002.

      Accounting for Contingencies -- The financial results of TXU Gas may be affected by judgments and estimates related to loss contingencies, including contingencies related to income tax and other matters associated with the predecessor ENSERCH Corporation operations. Accrual for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

      A significant contingency that TXU Gas accounts for is the loss associated with uncollectible trade accounts receivable. The determination of such bad debts expense is based on factors such as historical write-off experience, aging of accounts receivable balances, changes in operating practices, regulatory rulings, general economic conditions and customers' behaviors. Changes in gas prices also generally impact the level of uncollectible accounts. Bad debt expense totaled $9 million, $5 million and $15 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Goodwill and Intangible Assets -- TXU Gas evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. Such analyses require a significant number of estimates and assumptions regarding future earnings, working capital requirements, capital expenditures, discount rate, terminal year growth factor and other modeling factors. No goodwill impairment has been recognized as a result of these evaluations. All of the goodwill reported in the balance sheet as of December 31, 2003 arose from the ENSERCH acquisition and is net of amounts transferred to TXU Energy as part of the business restructuring discussed above.

      Regulatory Assets and Liabilities - The financial statements of TXU Gas reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. (See Note 11 to Financial Statements.)

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans-- TXU Gas is a participating employer in the defined benefit pension plan sponsored by TXU Corp. TXU Gas also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Gas. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. (See Note 8 to Financial Statements for information regarding retirement plans and other postretirement benefits.)

      These costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to retiree plans and earnings on plan assets. TXU Corp.'s retiree plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plans may also impact current and future benefit costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased benefit costs in future periods. Benefit costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation.

      In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. As such, significant portions of benefit costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. Costs allocated from the plans are also impacted by movement of employees between participating companies. TXU Gas recorded allocated pension and other postretirement benefits expenses totaling $18 million, $14 million and $10 million in 2003, 2002 and 2001, respectively, in accordance with the provisions of SFAS 87 and SFAS 106. TXU Gas' funding requirements for these plans totaled $20 million, $18 million and $15 million in 2003, 2002 and 2001, respectively.

      During 2003, key assumptions of the US pension and other postretirement benefit plans were revised, including decreasing the assumed discount rate in 2003 from 6.75% to 6.25% to reflect current interest rates. The expected rate of return on pension plan assets remained at 8.5%, but declined to 8.01% from 8.26% for the other postretirement benefit plan assets.

      Based on current assumptions, pension and other postretirement benefits expense for TXU Gas is expected to increase $1 million to approximately $19 million in 2004, and TXU Gas' funding requirements are expected to decrease $4 million to approximately $16 million in 2004.

      As a result of the pension plan asset return experience, at December 31, 2002, TXU Gas recognized its portion of the minimum pension liability as prescribed by SFAS 87. The liability, which totaled $25 million ($16 million after-tax) for TXU Gas, was recorded as a reduction to shareholder's equity through a charge to Other Comprehensive Income in 2002. At December 31, 2003, the minimum pension liability reflects a reduction of $20 million ($13 million after-tax) as a result of improved returns on the plan assets. The changes in the minimum pension liability do not affect net income.

      TXU Corp. has elected not to defer accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) as allowed for under FASB Staff Position 106-1. TXU Corp. believes that the plan in which TXU Gas is a participant meets the actuarial equivalency as required by the Medicare Act and therefore a reduction in future post retirement benefit costs is expected. Further information related to the impact of the Medicare Act can be found in the TXU Corp. Form 10-K. The Medicare Act had no effect on TXU Gas' results of operations for 2003, but is expected to reduce TXU Gas' postretirement benefits expense other than pensions by approximately $4 million in 2004.

RESULTS OF OPERATIONS

      Accounting Changes --The results of operations and related management's discussion of those results for the year ended December 31, 2002 reflect the reclassifications associated with the implementation of SFAS 145, which became effective January 1, 2003. As required by SFAS 145, the previously reported after-tax loss on the early extinguishment of debt of $23 million in 2002 has been reclassified in the financial statements from extraordinary loss, net of income tax, to other deductions ($35 million) and income tax expense ($12 million) as such losses no longer meet the criteria of an extraordinary item. There was no effect on net income as a result of the implementation of SFAS
 145. (See Note 1 to Financial Statements.)

      See Note 1 to Financial Statements for discussion of other changes to accounting standards.

Operating Data
--------------

                                                                                   Year Ended December 31,
                                                                            ------------------------------------
                                                                             2003           2002           2001
                                                                             ----           ----           ----
SALES VOLUMES
   Gas distribution (billion cubic feet -- Bcf):
       Residential............................................                    83             86             84
       Business and other.....................................                    58             58             60
                                                                            --------       --------       --------
          Total gas distribution..............................                   141            144            144
                                                                            ========       ========       ========

   Pipeline transportation (Bcf)..............................                   360            437            386
                                                                            ========       ========       ========

OPERATING REVENUES
   Gas distribution:
       Residential............................................              $    770       $    563       $    710
       Business and other (a).................................                   455            313            435
                                                                            --------       --------       --------
          Total gas distribution (a)..........................                 1,225            876          1,145
   Pipeline transportation (a)................................                    57             53             59
   Other revenues, net of intercompany eliminations (a).......                    62             52             25
                                                                            --------       --------       --------
          Total operating revenues............................              $  1,344       $    981       $  1,229
                                                                            ========       ========       ========


GAS DISTRIBUTION CUSTOMERS
   (end of year - in thousands)...............................                 1,482          1,470          1,447

HEATING DEGREE DAYS (% of normal).............................                   94%            102%            98%


(a) Prior periods reclassified to conform to current year presentation.

2003 compared to 2002
---------------------

      TXU Gas' operating revenues increased $363 million, or 37%, to $1.3 billion in 2003. The revenue growth reflected $338 million due primarily to the effects of higher natural gas costs passed on to customers. The average cost of gas rose 57%. Higher base distribution service rates increased revenues approximately $16 million, while a 3% decline in distribution sales volumes due to warmer fourth quarter weather reduced revenues by $16 million. Revenues from the utility asset management services business rose $15 million on new contract activity.

      Gross margin (operating revenue less gas purchased for resale) rose $74 million, or 15%, to $553 million in 2003. The increase reflected the higher revenues, as certain costs directly related to the revenues, principally costs related to utility asset management contracts and gross receipts taxes, are reported below gross margin. The increased base distribution rates also contributed to margin growth.

      Gross margin is considered a key operating metric as it generally measures the contribution of distribution service rates to recover the operating and other costs of the business.

      Operation and maintenance expense increased $22 million, or 8%, to $288 million in 2003. The increase reflects $16 million related to increased activity in the utility asset management services business and $5 million in increased bad debt expense associated with higher revenues.

      Depreciation and other amortization expense increased $6 million, or 9%, to $74 million in 2003. The increase reflects $3 million in higher depreciation of distribution system assets due to equipment additions to support growth, as well as $2 million in amortization of a regulatory asset related to distribution safety compliance costs.

      Taxes other than income increased $16 million, or 21%, to $91 million in 2003. The increase was primarily driven by higher gross receipts taxes, reflecting higher revenues on which these taxes are based.

      Other income decreased $6 million to $4 million in 2003. The 2002 period included $5 million in gains on disposition of property and $2 million in earnings from investments in unconsolidated subsidiaries.

      Other deductions in 2002 of $37 million included a $35 million ($23 million after-tax) loss on early extinguishment of debt.

      Interest expense and related charges decreased $20 million, or 32%, to $43 million in 2003. The decrease reflects $15 million in lower average debt levels, which was primarily due to the conversions of advances from affiliates to paid-in capital, and a $5 million decrease due to lower average interest rates, which was primarily due to a higher proportion of lower interest rate advances from affiliates.

      The effective income tax rate was 30.2% in 2003 and 40.0% in 2002. The decrease was primarily due to higher nontaxable earnings, principally increased cash surrender value of life insurance related to employee benefit plans, reflected in other income.

      Income from continuing operations was $44 million in 2003, compared to a loss of $12 million in 2002. The improvement reflected the 2002 loss on debt extinguishment, higher base distribution rates and lower interest expense. Higher gas prices benefited the current period as related higher gross receipts taxes will be incurred in 2004. Net pension and post-retirement benefit costs reduced net income by $9 million in 2003 and $7 million in 2002.

      Loss from discontinued operations of $3 million in 2003 represents an impairment of a long-lived asset of a small business to be sold.

2002 compared to 2001
---------------------

      TXU Gas' operating revenues decreased $248 million, or 20%, to $981 million in 2002. The decline was driven by lower revenues of $270 million in the distribution business, reflecting lower gas costs partially offset by $22 million in higher base distribution service rates. Distribution sales volumes were even with the prior year.

      Gross margin (operating revenue less gas purchased for resale) rose $9 million, or 2%, to $479 million in 2002. The increase was driven by higher base distribution service rates.

      Operation and maintenance expense increased $6 million, or 2%, to $266 million in 2002. The increase reflects $5 million in increased employee benefit costs, $3 million in claim settlements, $3 million in gas control communications system costs and $3 million in developmental expenses in the asset management services business, partially offset by reduced bad debt expense of $10 million, reflecting the lower cost of gas billed to customers.

      Depreciation and other amortization, other than goodwill, rose $3 million, or 5%, to $68 million in 2002. The increase reflected higher depreciation of distribution system assets of $5 million due to normal growth and system improvements, partially offset by lower regulatory asset amortization of $2 million.

      Goodwill amortization of $9 million in 2001 ceased in 2002, reflecting the discontinuance of goodwill amortization pursuant to the adoption of SFAS 142.

      Taxes other than income decreased $20 million, or 21%, to $75 million in 2002. The decline was driven by lower gross receipts taxes, reflecting lower revenues due to the decline in gas costs from high weather-related levels in late 2000.

      Other income decreased $16 million to $10 million in 2002. The 2002 period included $5 million in gains on disposition of property and $2 million in earnings from investments in unconsolidated subsidiaries. The 2001 period includes $18 million from a favorable settlement of legal proceedings related to a gas purchase contract and $4 million in gains on disposition of property.

      Other deductions in 2002 of $37 million included a $35 million ($23 million after-tax) loss on early extinguishment of debt.

      There was no interest income in 2002 compared with $9 million in 2001. Interest income in 2001 related to under-collected gas costs, reflecting high gas costs during the winter of 2000/2001.

      Interest expense and related charges decreased $2 million, or 3%, to $63 million in 2002. The decrease is primarily due to lower average interest rates on advances from affiliates.

      The effective income tax rate was 40.0% in 2002 and 87.5% in 2001, with the difference primarily due to the cessation of non-deductible goodwill amortization.

      Loss from continuing operations was $12 million in 2002 compared to income of $1 million in 2001. The change was driven by the loss on early extinguishment of debt ($23 million) partially offset by the cessation of goodwill amortization ($9 million). Net pension and post-retirement benefit costs reduced net income by $7 million in 2002 and $5 million in 2001.

      There was no income from discontinued operations in 2002 as compared to $28 million in 2001. The change reflects the transfer of certain unregulated operations to TXU Energy effective January 1, 2002.

COMPREHENSIVE INCOME

      TXU Gas has historically used, and may in the future use, derivative financial instruments that are highly effective in offsetting future cash flow volatility in interest rates.

      During 2002 and 2001 changes in the fair value of derivatives effective as cash flow hedges reflected losses of $3 million and $9 million ($2 million and $6 million after tax), respectively, due to decreases in the fair value of interest rate hedges because of lower interest rates.

      During both 2003 and 2002, $3 million in after-tax losses in other comprehensive income related to cash flow hedges were recognized in earnings.

      Minimum pension liability adjustments were a gain of $20 million ($13 million after-tax) in 2003 and a loss of $25 million ($16 million after-tax) in 2002. The minimum pension liability adjustment represents the difference between the excess of the accumulated pension benefit obligation over the fair value of pension plans' assets and the liability previously reflected in the balance sheet. The recording of the liability did not affect TXU Gas' financial covenants in any of its credit agreements.

      See also discussion in Note 11 to Financial Statements under "Derivatives and Hedges."

      In 2001, the discontinued operations entered into commodity-related cash flow hedge transactions. The effect of changes in fair value of these hedges of $25 million ($16 million after-tax) is reflected in other comprehensive income of discontinued operations.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows provided by operating activities for 2003 were $195 million compared to $134 million and $140 million for 2002 and 2001, respectively. The increase from 2002 to 2003 of $61 million primarily reflected higher cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows) of $94 million partially offset by a $57 million decrease in working capital (accounts receivable, accounts payable and inventory) resulting from higher gas prices partially offset by the effect of lower fourth quarter demand in 2003. The remaining increase is related to timing of payments. The decrease from 2001 to 2002 reflected lower income tax refunds largely offset by the favorable effect on working capital of the collection in 2002 of a settlement of legal proceedings related to a gas purchase contract.

      Cash flows used in financing activities were $83 million in 2003 and $20 million in 2002. Retirements of long-term debt were $125 million in 2003 and $235 million (including redemption premium) in 2002. Cash flows provided by advances from affiliates declined $174 million, reflecting the stronger operating cash flows and lower requirements for debt retirements. Cash flows used in financing activities in 2001 were $183 million, primarily reflecting repayment of advances to TXU Corp.

      Cash flows used in investing activities totaled $110 million in 2003 and $102 million in 2002. Capital expenditures totaled $115 million and $108 million in 2003 and 2002, respectively. Cash flows used in investing activities of $179 million in 2001 reflected higher capital expenditures for improvements in system reliability. Capital expenditures are estimated at $120 million for 2004.

      Discontinued operations used cash of $1 million in 2003, and $11 million in 2002. Cash provided of $219 million in 2001 primarily reflected the return of cash deposits for trading margin requirements that were met with letters of credit.

Financing Activities
--------------------

      Over the next twelve months, TXU Gas will need to fund ongoing working capital requirements and maturities of debt. TXU Gas has funded or intends to fund these requirements through cash flows from operations and advances from TXU Corp.

      Redemption of Debt - In January 2003, TXU Gas redeemed, at par value, $125 million principal amount 6.25% Notes, which were due on that date. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of these notes.

      In October 2002, TXU Gas exercised its right to redeem $200 million aggregate principal amount of 7.625% Fixed Putable Asset Term Securities that would have matured on October 15, 2012 for a cash premium of $35 million ($23 million after-tax). TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of the debt.

      Registered Financing Arrangements - TXU Gas and other subsidiaries of TXU Corp. may issue and sell additional debt and equity securities as needed, including issuances of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act of 1933.

      Capitalization -- Total capitalization at December 31, 2003 of $1.3 billion consisted of approximately 21.1% long-term debt less amounts due currently, 11.8% long-term debt held by subsidiary trust, 5.7% preferred stock, and 61.4% common stock equity.

      During 2002, $360 million of advances from TXU Corp. were converted to paid-in capital.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Gas under the program totaled $53 million and $24 million for 2003 and 2002, respectively. Because TXU Gas' receivables are pooled with those of other TXU Corp. subsidiaries, the increase of $29 million in 2003 primarily reflects TXU Energy's billing and collection delays in 2002 due to data compilation and reconciliation issues among ERCOT and the market participants in the newly deregulated market. See Note 3 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Credit Ratings-- The current credit ratings for TXU Corp. and TXU Gas are presented below:

                                      TXU Corp.                  TXU Gas
                                   ----------------         ----------------
                                  (Senior Unsecured)       (Senior Unsecured)
       S&P.................              BBB-                      BBB
       Moody's.............              Ba1                      Baa3
       Fitch...............              BBB-                     BBB-

      Moody's and S&P currently maintain a negative outlook for TXU Corp. and TXU Gas. Fitch currently maintains a stable outlook for each entity.

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

      Cross Default Provisions -- Certain of TXU Gas' financing arrangements contain provisions that would result in an event of default if there were a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. Such provisions are referred to as "cross default" provisions. The material provisions are described below.

      A default by TXU Gas or any of its material subsidiaries on indebtedness of $25 million or more would result in a cross default under TXU Gas' senior notes.

      The accounts receivable program also contains a cross default provision with a threshold of $50 million applicable to each of the originators under the program. TXU Receivables Company and TXU Business Services each have a cross default threshold of $50,000. If either an originator, TXU Business Services or TXU Receivables Company defaults on indebtedness of the applicable threshold, the facility could terminate.

Cash Obligations
----------------

      Long-term Contractual Obligations and Commitments -- The following table summarizes the contractual cash obligations of TXU Gas under specified contractual obligations in effect as of December 31, 2003 (See Notes 5 and 10 to Financial Statements for additional disclosures regarding terms of some of these obligations). Because of new disclosure requirements, this table includes commitment amounts not previously disclosed.

                                                                               Payment Due
                                                        ---------------------------------------------------------
                                                         Less Than         One to        Three to       More Than
                                                           One             Three            Five            Five
Contractual Cash Obligations                               Year            Years           Years           Years
----------------------------                              -----            -----           -----           -----
Long-term debt held by subsidiary trust -
      principal and interest..........................    $     4         $     8         $     8         $   230
All other long - term debt -- principal and interest..        181             171             135              --
Gas purchases (a) ....................................        340             251              19              48
Other liabilities on the balance sheet
  Pension and other postretirement liabilities -
   plan contributions (b)............................          17              35              34              17
                                                          -------         -------         -------         -------
Total contractual cash obligations..........              $   542         $   465         $   196         $   295
                                                          =======         =======         =======         =======



(a) Amounts presented for variable priced contracts assumed the year-end 2003 price remained in effect for all periods except where contractual price adjustments or index based prices were specified. (See Note 10 to Financial Statements).
(b) Projections of cash contributions to qualified pension and postretirement benefit plans for the years 2004-2009.

      The following contractual obligations are excluded from the purchase obligations disclosure in the table above:

 (1) individual contracts that have an annual cash requirement of less than $1 million. (However, multiple contracts with one counterparty that are individually less than $1 million have been aggregated.)
(2) contracts that are cancelable without payment of a substantial cancellation penalty.
(3)  employment contracts with management.

OFF BALANCE SHEET ARRANGEMENTS

      The only significant off balance sheet arrangement is the sale of receivables program. See discussion above under Sale of Receivables and in Note 3 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

      See Note 10 to Financial Statements for discussion of contingencies, including guarantees and income tax contingencies.

REGULATION AND RATES

      The city gate rate for the cost of gas TXU Gas ultimately delivers to residential and commercial customers is established by the RRC and provides for full recovery of the actual cost of gas delivered. The cities served by TXU Gas have original jurisdiction over the distribution rates TXU Gas charges its residential and business customers, subject to appellate jurisdiction of the RRC.

      Gas Distribution Rates -- In May 2003, TXU Gas filed, for the first time, a system-wide rate case for its distribution and pipeline operations. The case was filed in all 437 incorporated cities served by the distribution operations, and at the RRC for the pipeline business and for unincorporated areas served by the distribution business. The TXU Gas filing requested an annual revenue increase of $69.5 million or 7.24%. All 437 cities took action on the case within their statutory time frame, and TXU Gas has appealed these actions to the RRC. Based on the current procedural schedule, TXU Gas expects a final order from the RRC in the second quarter of 2004.

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

      Summary -- Although TXU Gas cannot predict future regulatory or legislative actions or any changes in economic and securities market conditions, no changes are expected in trends or commitments, other than those discussed in this report, which might significantly alter its basic financial position, results of operations or cash flows.

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

      Commodity Price Risk Management -- As a result of continued regulation, TXU Gas has minimal exposure to energy price risk.

      Interest Rate Risk -- The table below provides information concerning TXU Gas' financial instruments as of December 31, 2003 and 2002 that are sensitive to changes in interest rates, which include debt obligations and debt held by the subsidiary financing trust. TXU Gas had interest rate swaps, until July 2003 when they expired, under which it had agreed to exchange the difference between fixed-rate and variable-rate interest amounts calculated with reference to specified notional principal amounts at dates that coincided with interest payments (See Note 5). The effects of unamortized premiums and discounts on long-term debt are excluded from the table. See Note 4 to Financial Statements for a discussion of changes in debt obligations.

                                           Expected Maturity Date
                                 ---------------------------------------------
                                                                                          2003           2002
                                                                        There-    2003    Fair    2002    Fair
                                 2004    2005    2006     2007    2008   after   Total    Value  Total   Value
                                 ----    ----    ----     ----    ----   -----   -----    -----  -----   -----
Long-term debt held by
  subsidiary trust
      Variable rate...........     --      --      --      --      --  $ 155   $  155   $  155    $155   $  155
      Average interest rate...     --      --      --      --      --   2.51%   2.51%       --    3.16%      --

All other long-term debt
   (including current
    maturities)
      Fixed rate .............  $ 150   $ 150      --      --   $  125     --   $  425   $  439   $550   $  558
      Average interest rate...  6.38%   7.13%      --      --   6.56%      --    6.70%      --   6.59%       --

Interest rate swaps
   (notional amounts)
   Variable to fixed..........     --      --      --      --       --     --       --       --   $150      $(4)
      Average pay rate........      --      --      --      --      --      --      --       --   6.57%      --
      Average receive rate....      --      --      --      --      --      --      --       --   3.16%      --

      Credit Risk -- Credit risk relates to the risk of loss associated with non-performance by non-affiliated counterparties. TXU Gas' gross exposure to credit risk as of December 31, 2003 was $94 million, after reserves of $3 million, primarily representing trade accounts receivable associated with the sale of natural gas to residential and business customers. TXU Gas had no exposure to any one customer that represented greater than 10% of TXU Gas' trade accounts receivable at December 31, 2003. The risk of material loss from non-performance of these customers is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions.

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

      TXU Gas is subject to changes in laws (including the Texas Gas Utility Regulatory Act, as amended, the Natural Gas Act, as amended, the Natural Gas Policy Act, as amended) and changing governmental policy and regulatory actions, including those of the RRC, with respect to matters including, but not limited to, operation and construction of pipeline transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of purchased gas costs, and return on invested capital.

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

      TXU Gas relies on advances from affiliates and access to financial markets to a lesser extent as a significant source of liquidity for capital requirements not satisfied by operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets, could impact TXU Gas' ability to sustain and grow its businesses, which are capital intensive, and would likely increase its capital costs.

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

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. TXU Gas believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on TXU Gas' financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and TXU Gas cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

      TXU Corp. is not obligated to provide any loans, further equity contributions or other funding to TXU Gas or any of its subsidiaries. TXU Gas must compete with all of TXU Corp.'s other subsidiaries for capital and other resources. As a member of the TXU corporate group, TXU Gas operates within policies, including dividend policies, established by TXU Corp. that impact the liquidity of TXU Gas.

      The issues and associated risks and uncertainties described above are not the only ones TXU Gas may face. Additional issues may arise or become material as the energy industry evolves.

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Gas contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and the following important factors, among others, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements: (i) prevailing governmental policies and regulatory actions, including those of the RRC, particularly with respect to allowed rates of return, industry, market and rate structure, purchased natural gas and investment recovery, acquisitions and disposal of assets and facilities, operation and construction of distribution and pipeline facilities, present or prospective wholesale and retail competition, changes in tax laws and policies and changes in and compliance with environmental and safety laws and policies,
(ii) general industry trends, (iii) weather conditions and other natural phenomena, and acts of sabotage, wars or terrorist activities, (iv) unanticipated population growth or decline, and changes in market demand and demographic patterns, (v) competition for retail and wholesale customers, (vi) pricing and transportation of natural gas and other commodities, (vii) unanticipated changes in interest rates, commodity prices, or rates of inflation, (viii) unanticipated changes in operating expenses, liquidity needs and capital expenditures, (ix) commercial bank market and capital market conditions, (x) competition for new energy development opportunities, (xi) legal and administrative proceedings and settlements, (xii) inability of the various counterparties to meet their obligations with respect to TXU Gas' financial instruments, (xiii) changes in technology used and services offered by TXU Gas, and (xiv) significant changes in TXU Gas' relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur (xv) gas costs and availability, (xvi) changes in business strategy development plans or vendor relationships (xvii) availability of qualified personnel, (xviii) implementation of new accounting standards, (xix) financial and credit market conditions, and credit rating agency actions and (xx) access to adequate transmission facilities to meet changing demands.

      Any forward-looking statement speaks only as of the date on which such statement is made, and TXU Gas undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for TXU Gas to predict all of them; nor can TXU Gas assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

                        TXU GAS COMPANY AND SUBSIDIARIES
                           STATEMENT OF RESPONSIBILITY

      The management of TXU Gas Company is responsible for the preparation, integrity and objectivity of the consolidated financial statements of TXU Gas Company and its subsidiaries and other information included in this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. As appropriate, the statements include amounts based on informed estimates and judgments of management.

      The management of TXU Gas Company is responsible for establishing and maintaining a system of internal control, which includes the internal controls and procedures for financial reporting, that is designed to provide reasonable assurance, on a cost-effective basis, that assets are safeguarded, transactions are executed in accordance with management's authorization and financial records are reliable for preparing consolidated financial statements. Management believes that the system of control provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected within a timely period. Key elements in this system include the effective communication of established written policies and procedures, selection and training of qualified personnel and organizational arrangements that provide an appropriate division of responsibility. This system of control is augmented by an ongoing internal audit program designed to evaluate its adequacy and effectiveness. Management considers the recommendations of the internal auditors and independent auditors concerning TXU Gas Company's system of internal control and takes appropriate actions which are cost-effective in the circumstances. Management believes that, as of December 31, 2003, TXU Gas Company's system of internal control was adequate to accomplish the objectives discussed herein.

      The independent auditing firm of Deloitte & Touche LLP is engaged to audit, in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of TXU Gas Company and its subsidiaries and to issue their report thereon.


     /s/ M. S. GREENE                               /s/ MICHAEL T. McCALL
----------------------------------------   -----------------------------------
   M. S. Greene, Vice Chairman and                Michael T. McCall, President
         and Chief Executive


     /s/ SCOTT LONGHURST                          /s/ DAVID H. ANDERSON
----------------------------------------  -------------------------------------
 Scott Longhurst, Senior Vice President   David H. Anderson, Vice President and
     and Principal Financial Officer           Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT


TXU Gas Company:


We have audited the accompanying consolidated balance sheets of TXU Gas Company and subsidiaries, (TXU Gas) as of December 31, 2003 and 2002, and the related statements of consolidated income, comprehensive income, cash flows and shareholder's equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of TXU Gas' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TXU Gas and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the Notes to Financial Statements, the accompanying 2002 and 2001 financial statements have been reclassified to give effect to the adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

As discussed in Note 1 of the Notes to Financial Statements, TXU Gas changed its method of accounting for goodwill amortization in 2002 in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.



DELOITTE & TOUCHE LLP

Dallas, Texas
March 11, 2004

                        TXU GAS COMPANY AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                   Year Ended December 31,
                                                                            ------------------------------------
                                                                              2003          2002           2001
                                                                              ----          ----           ----
                                                                                     Millions of Dollars
Operating revenues..............................................            $ 1,344       $   981        $  1,229
                                                                            -------       -------        --------
 Operating expenses:
  Gas purchased for resale......................................                791           502             759
  Operation and maintenance.....................................                288           266             260
  Depreciation and amortization, other than goodwill............                 74            68              65
  Goodwill amortization.........................................                 --            --               9
  Taxes other than income.......................................                 91            75              95
                                                                            -------       -------        --------
     Total operating expenses...................................              1,244           911           1,188
                                                                            -------       -------        --------

Operating income................................................                100            70              41

Other income....................................................                  4            10              26

Other deductions................................................                 --            37               3

Interest income.................................................                  2            --               9

Interest expense and related charges............................                 43            63              65
                                                                            -------       -------        --------

Income (loss) from continuing operations before income taxes....                 63           (20)              8

Income tax expense (benefit)....................................                 19            (8)              7
                                                                            -------       -------        --------

Income (loss) from continuing operations........................                 44           (12)              1

Income (loss) from discontinued operations, net of tax effect...                 (3)           --              28
                                                                            -------       -------        --------

Net income (loss)...............................................                 41           (12)             29

Preferred stock dividends.......................................                  3             4               4
                                                                            -------       -------        --------

Net income (loss) applicable to common stock....................            $    38       $   (16)       $     25
                                                                            =======       =======        ========

                            STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

Income (loss) from continuing operations........................            $    44       $   (12)       $      1
Other comprehensive income (loss) from continuing operations
  Net change during period, net of tax effect:
     Minimum pension liability adjustments (net of tax (expense)
       benefit of ($7) million, $9 million and $--)..............                13           (16)             (1)
     Cash flow hedges (SFAS 133):
       Cumulative transition adjustment as of January 1, 2001 (net of tax
          expense of $1)........................................                 --            --               2
       Net change in fair value of derivatives (net of tax
          benefit of $1 and $3).................................                 --            (2)             (6)
       Amounts realized in earnings (net of tax expense of $2 and $2)             3             3              --
                                                                            -------       -------        --------
          Total.................................................                 16           (15)             (5)
                                                                            -------       -------        --------

Comprehensive income (loss) from continuing operations..........                 60           (27)             (4)
                                                                            -------       -------        --------
Income (loss) from discontinued operations......................                 (3)           --              28
Other comprehensive income from discontinued
  operations - net change in fair value of cash
  flow hedges (net of tax expense of $9)........................                 --            --              16
                                                                            -------       -------        --------
Comprehensive income (loss) from discontinued operations........                 (3)           --              44
                                                                            -------       -------        --------

Consolidated comprehensive income (loss)........................            $    57       $   (27)       $     40
                                                                            =======       =======        ========

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                                   Year Ended December 31,
                                                                             -----------------------------------
                                                                              2003          2002           2001
                                                                              ----          ----           ----
                                                                                     Millions of Dollars
Cash flows -- operating activities:
  Income (loss) from continuing operations.........................          $   44        $  (12)        $     1
  Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities:
     Depreciation and amortization.................................              80            74              80
     Deferred income taxes - net...................................              12            22              75
     Loss on retirement of debt....................................              --            23              --
     Gains from sale of assets.....................................              --            (5)             (4)
     Adjustments related to gas cost recovery......................              52            (8)            (17)
     Changes in operating assets and liabilities:
        Accounts receivable (including affiliates).................               6            23             212
        Inventories................................................             (19)           (2)            (30)
        Accounts payable (including affiliates)....................              23            46            (169)
        Other assets ..............................................              (3)          (23)             21
        Other liabilities..........................................              --            (4)            (29)
                                                                             ------        ------         -------
          Cash provided by operating activities of continuing
            operations.............................................             195           134             140
                                                                             ------        ------         -------

Cash flows -- financing activities:
  Retirements of long-term debt....................................            (125)         (200)             --
  Change in advances from affiliates...............................              45           219            (180)
  Cash dividends paid..............................................              (3)           (4)             (3)
  Redemption premium...............................................              --           (35)             --
                                                                             ------        ------         -------
        Cash used in financing activities of continuing operations.             (83)          (20)           (183)
                                                                             -------       ------         -------

Cash flows -- investing activities:
  Capital expenditures.............................................            (115)         (108)           (190)
  Proceeds from sale of assets.....................................              --            --               5
  Other ...........................................................               5             6               6
                                                                             ------        ------         -------
        Cash used in investing activities of continuing
         operations................................................            (110)         (102)           (179)
                                                                             ------        ------         -------

Cash provided by (used in) continuing operations...................               2            12            (222)
                                                                             ------        ------         -------

Cash provided by (used in) discontinued operations -
  Businesses transferred to affiliate..............................              --            --             219
  Engineering and construction businesses sold.....................              (1)          (11)             --
                                                                             ------        ------         -------
        Cash provided by (used in) discontinued operations.........              (1)          (11)            219
                                                                             ------        ------         -------

Net change in cash and cash equivalents............................               1             1              (3)

Cash and cash equivalents-- beginning balance......................               4             3               6
                                                                             ------        ------         -------

Cash and cash equivalents-- ending balance.........................          $    5        $    4         $     3
                                                                             ======        ======         =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                December 31,
                                                                                             -------------------
                                                                                             2003          2002
                                                                                             ----          ----
                                                                                             Millions of Dollars
                                         ASSETS
Current assets:
   Cash and cash equivalents......................................................          $     5       $     4
     Accounts receivable..........................................................              101           118
   Inventories....................................................................              144           125
   Other current assets...........................................................               27            28
                                                                                            -------       -------
       Total current assets.......................................................              277           275

Investments:
     Restricted cash..............................................................               10             8
     Other investments............................................................               35            37
Property, plant and equipment - net...............................................            1,685         1,638
Goodwill..........................................................................              305           305
Regulatory assets.................................................................                -            24
Other noncurrent assets...........................................................               16            10
                                                                                            -------       -------

         Total assets.............................................................          $ 2,328       $ 2,297
                                                                                            =======       =======

                          LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates.......................................................          $   154       $   110
   Long-term debt due currently...................................................              150           125
   Accounts payable...............................................................              148           125
   Other current liabilities......................................................               88            87
                                                                                            -------       -------
       Total current liabilities..................................................              540           447

Accumulated deferred income taxes and investment tax credits......................              217           193
Long-term debt held by subsidiary trust...........................................              155           155
All other long-term debt, less amounts due currently..............................              276           426
Regulatory liabilities............................................................               35             -
Other noncurrent liabilities and deferred credits.................................              226           248
                                                                                            -------       -------
       Total liabilities..........................................................            1,449         1,469

Contingencies (Note 10)

Shareholder's equity..............................................................              879           828
                                                                                            -------       -------

         Total liabilities and shareholder's equity...............................          $ 2,328       $ 2,297
                                                                                            =======       =======


See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDER'S EQUITY



                                                                                    Year Ended December 31,
                                                                               --------------------------------
                                                                                2003         2002          2001
                                                                                ----         ----          ----
                                                                                      Millions of Dollars
Preferred stock
  Balance at end of year...........................................            $   75       $   75        $   75
                                                                               ------       ------        ------

Common stock -- par value $.01 per share - authorized 100 million shares:
  Balance at beginning of year.....................................                --           --            --
     Exchange shares of TXU Receivables Company for TXU Gas common
        stock held by TXU Corp. (2003-- 1,369 shares) (*)..........                --           --            --
                                                                               ------       ------        ------
  Balance at end of year (2003 - 449,631 shares; 2002 and 2001--
     451,000 shares)...............................................                --           --            --
                                                                               ------       ------        ------

Paid-in capital
  Balance at beginning of year.....................................               820        1,009         1,013
     Businesses transferred to affiliate...........................                --         (545)           --
     Conversion of advances to paid-in capital.....................                --          360            --
     Preferred dividends declared..................................                (3)          (4)           (4)
     Exchange of shares of TXU Receivables Company for TXU Gas
        common stock held by TXU Corp..............................                (2)          --            --
                                                                               ------       ------        ------
  Balance at end of year...........................................               815          820         1,009
                                                                               ------       ------        ------

Deficit
  Balance at beginning of year.....................................               (47)         (35)          (64)
     Net income (loss).............................................                41          (12)           29
     Other.........................................................                (1)          --            --
                                                                               ------       ------        ------
  Balance at end of year...........................................                (7)         (47)          (35)
                                                                               ------       ------        ------

Accumulated other comprehensive income (loss) Minimum pension liability adjustments:
     Balance at beginning of year..................................               (17)          (1)           --
        Change during the year.....................................                13          (16)           (1)
                                                                               ------       ------        ------
     Balance at end of year........................................                (4)         (17)           (1)
                                                                               ------       ------        ------

  Cash flow hedges (SFAS 133):
     Balance at beginning of year..................................                (3)          12            --
        Change during the year from continuing operations..........                 3            1            (4)
        Change during the year from businesses transferred to affiliate            --          (16)           16
                                                                               ------       ------        ------
     Balance at end of year........................................                --           (3)           12
                                                                               ------       ------        ------

Total common stock equity..........................................               804          753           985
                                                                               ------       ------        ------

Shareholder's equity...............................................            $  879       $  828        $1,060
                                                                               ======       ======        ======

(*) Amounts were less than $1 million.

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business -- TXU Gas, a Texas corporation, is a largely regulated business engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides utility asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp.

      Prior to the restructuring of TXU Corp. and its US subsidiaries in connection with the opening of the Texas electricity market to competition, effective January 1, 2002, TXU Gas was also engaged in certain risk management and energy trading activities and the retail sale of natural gas to large commercial and industrial customers in various competitive markets in the US. As a part of that restructuring, TXU Gas transferred those operations to TXU Energy. Accordingly, the transferred operations have been reflected as discontinued operations in the statements of consolidated income and cash flows of TXU Gas.

      Operating Segments -- With the transfers of businesses to TXU Energy on January 1, 2002, TXU Gas is an integrated business with no separate reportable segments.

      Basis of Presentation -- The consolidated financial statements of TXU Gas and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the US and, except for the effect of adopting FIN 46 and SFAS 145, as discussed immediately below, on the same basis as the audited financial statements included in its 2002 Form 10-K. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. Certain previously reported amounts have been reclassified to conform to current period classifications. All intercompany items and transactions have been eliminated in consolidation. All dollar amounts in the financial statements and tables in the notes are stated in millions of US dollars unless otherwise indicated.

      FIN 46, which was issued in January 2003, provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. On October 8, 2003, the FASB decided to defer implementation of FIN 46 until the fourth quarter of 2003. This deferral only applied to variable interest entities that existed prior to February 1, 2003. As a result of the implementation of FIN 46 in the fourth quarter of 2003, TXU Gas deconsolidated its subsidiary financing trusts (See Note 5). Prior year financial statements have been restated to reflect the deconsolidation.

      Losses on Extinguishments of Debt -- As a result of the adoption of SFAS 145 as of January 1, 2003, any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS 4 is required to be reclassified if it does not meet the criteria of an extraordinary item as defined by APB Opinion 30.

      In 2002, TXU Gas recorded losses on the early extinguishment of debt of $23 million (net of income tax benefit of $12 million) for the cash premiums paid on the early redemption of $200 million aggregate principal amount of Putable Asset Term Securities. (See Note 4.) In accordance with SFAS 145, the pre-tax loss of $35 million in 2002 was classified in other deductions and the tax benefit was classified in income tax expense on the income statement. The reclassification had no effect on net income. The discussion of income tax information in Note 7 and quarterly results and components of other deductions in Note 11 reflect the reclassifications.

      Use of Estimates -- The preparation of TXU Gas' financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. No material adjustments, other than those disclosed elsewhere herein, were made to previous estimates or assumptions during the current year.

      Revenue Recognition -- TXU Gas records gas distribution revenues as natural gas is provided to retail customers on the basis of periodic cycle meter readings and includes an estimated accrual for the value of gas provided from the meter reading date to the end of the period. Such accruals are based on estimated daily consumption, which is derived using historical customer profiles adjusted for weather and other measurable factors affecting consumption. Gas pipeline transportation revenues are recognized as services are provided to customers based on estimated volumes subsequently confirmed by meter readings. Unbilled revenues totaled $27 million at both December 31, 2003 and 2002.

      Revenues include adjustments under regulatory mechanisms for the over or under-recovery of the cost of natural gas purchased for distribution to retail customers. Net over-recoveries (charged to revenues) totaled $52 million in 2003, and net under-recoveries (credited to revenues) totaled $8 million in 2002.

      Accounting for Contingencies - The financial results of TXU Gas may be affected by judgments and estimates related to loss contingencies, including contingencies related to income tax and other matters associated with the predecessor ENSERCH Corporation operations. Accruals for loss contingencies are recorded when management determines that it is probable that an asset has been impaired or a liability has been incurred and that such economic loss can be reasonably estimated. Such determinations are subject to interpretations of current facts and circumstances, forecasts of future events and estimates of the financial impacts of such events.

      Regulatory Assets and Liabilities -- The financial statements of TXU Gas reflect regulatory assets and liabilities under cost-based regulation in accordance with SFAS 71.

      Investments -- Investments in unconsolidated business entities over which TXU Gas has significant influence but does not maintain effective control, generally representing ownership of at least 20% and not more than 50% of common equity, are accounted for under the equity method. Investments in subsidiary financing trusts, which are 100% owned but now deconsolidated as a result of the implementation of FIN 46, are also accounted for under the equity method. Assets related to employee benefit plans are held to satisfy deferred compensation liabilities and are recorded at market value. Amounts presented reflect TXU Gas' share of such assets. (See Note 11 under Investments.)

      Property, Plant and Equipment -- Properties are stated at original cost less certain regulatory disallowances. The cost of gas utility plant includes labor and materials, applicable overhead and payroll-related costs and an allowance for funds used during construction. Other property additions are stated at cost. The pipeline and distribution systems are depreciated by the straight line method over the estimated useful life of the asset, approximately 35 to 60 years from original acquisition.

      TXU Gas capitalizes computer software costs in accordance with SOP 98-1. These costs are being amortized over periods ranging from three to ten years. (See Note 11 under Intangible Assets for more information.)

       Impairment of Long-lived Assets -- TXU Gas evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets would be considered impaired when the projected undiscounted cash flows are less than the carrying value. In that event, a loss would be recognized based on the amount by which the carrying value exceeds the fair value. Fair value is determined primarily by available market valuations or, if applicable, discounted cash flows.

      Goodwill and Intangible Assets -- TXU Gas evaluates goodwill for impairment at least annually (as of October 1) in accordance with SFAS 142. The impairment tests performed are based on discounted cash flow analyses. Such analyses require a significant number of estimates and assumptions regarding future earnings, working capital requirements, capital expenditures, discount rate, terminal year growth factor and other modeling factors. No goodwill impairment has been recognized as a result of these evaluations. All of the goodwill reported in the balance sheet as of December 31, 2003 arose from the ENSERCH acquisition and is net of amounts transferred to TXU Energy as part of the business restructuring discussed above. (See Note 11 under Goodwill.)

     With the implementation of SFAS 142 in 2002, amortization of goodwill ceased. Assuming that SFAS 142 had been in effect in the 2001 period, income from continuing operations, income from discontinued operations, and net income would have been $10 million, $41 million and $51 million, respectively.

      Defined Benefit Pension Plans and Other Postretirement Benefit Plans-- TXU Gas is a participating employer in the defined benefit pension plan sponsored by TXU Corp. TXU Gas also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees from TXU Gas. See Note 8 for information regarding retirement plans and other postretirement benefits.

      Franchise and Revenue-Based Taxes -- Franchise and revenue-based taxes such as gross receipts taxes are generally not a "pass through" item such as sales and excise taxes. Gross receipts taxes are assessed to TXU Gas and its subsidiaries by state and local governmental bodies, based on revenues, as a cost of doing business. TXU Gas records gross receipts tax as an expense. Rates charged to customers by TXU Gas are intended to recover the taxes, but TXU Gas is not acting as an agent to collect the taxes from customers.

      Income Taxes -- TXU Corp. and its US subsidiaries file a consolidated federal income tax return, and federal income taxes are allocated to subsidiaries based upon their respective taxable income or loss. Investment tax credits are amortized to income over the estimated service lives of the properties. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities. Certain provisions of SFAS 109 provide that regulated enterprises are permitted to recognize deferred taxes as regulatory tax assets or tax liabilities if it is probable that such amounts will be recovered from, or returned to, customers in future rates.

      Cash Equivalents -- For purposes of reporting cash and cash equivalents, temporary cash investments purchased with a remaining maturity of three months or less are considered to be cash equivalents.

      Changes in Accounting Standards -- SFAS 143 became effective on January 1, 2003. SFAS 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period of its inception. The adoption of SFAS 143 did not materially impact TXU Gas' earnings and financial condition. (See Note 11 under Regulatory Assets(Liabilities)).

      SFAS 145, regarding classification of items as extraordinary, became effective on January 1, 2003 (See Basis of Presentation above).

      SFAS 146 became effective on January 1, 2003. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized only when the liability is incurred and measured initially at fair value. The adoption of SFAS 146 did not materially impact results of operations for 2003.

      FIN 45 was issued in November 2002 and requires recording the fair value of guarantees upon issuance or modification after December 31, 2002. The interpretation also requires expanded disclosures of guarantees (See Note 10 under Guarantees). The adoption of FIN 45 did not materially impact results of operations for 2003.

2.       DISCONTINUED OPERATIONS

      As a result of the deregulation of the electricity markets in Texas, effective January 1, 2002, TXU Corp. restructured the operations of its US subsidiaries, including those of TXU Gas. As a part of that restructuring, ownership of operations involved in energy trading and hedging/risk management activities as well as an unregulated commercial and industrial retail gas supply business was transferred to TXU Energy.

      Accordingly, these businesses have been reported as discontinued operations in the statements of consolidated income and cash flows of TXU Gas. The results of operations of these discontinued businesses were as follows:

                                                          Year Ended
                                                         December 31,
                                                             2001

Revenues.......................................              $  271
Operating income, net of tax effect............              $   69
Income from discontinued operations, net of tax effects      $   28

Cash provided by operating activities..........              $   24
Cash provided by financing activities..........                 236
Cash used by investing activities..............                 (41)
                                                             ------
     Cash provided by discontinued operations..              $  219
                                                             ======

      Loss from discontinued operations of $3 million in 2003 represents an impairment of a long-lived asset of a small business to be sold.

      Discontinued Operations Prior to the Merger of ENSERCH and TXU Corp. -- At December 31, 2003, ENSERCH Corporation's former businesses that were discontinued prior to TXU Corp.'s acquisition in 1997 had assets of $16 million and liabilities of $48 million. Management believes that adequate provision for uncollectible claims and accounts receivable, income tax matters and expenses for wind-up of discontinued exploration and production, engineering and construction and environmental businesses has been made.

      The resolution of certain matters and the evaluation of remaining contingencies resulted in income of $1 million for 2002 reported in other income in the income statement. In addition, the statement of cash flows for 2003 and 2002 includes $1 million and $11 million of cash used in discontinued operations related to the engineering and construction business sold.

3.       SHORT-TERM FINANCING

      At December 31, 2003 and 2002, advances from TXU Corp. totaled $154 million and $110 million, respectively. The average interest rates on these short-term borrowings at December 31, 2003 and 2002 were 2.85% and 2.63%, respectively. TXU Gas expects to meet its short-term liquidity needs through advances from TXU Corp. and affiliates.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of December 31, 2003, the maximum amount of undivided interests that could be sold by TXU Receivables Company was $600 million.

      All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Changes in the amount of funding under the program, through changes in the amount of undivided interests sold by TXU Receivables Company, are generally due to seasonal variations in the level of accounts receivable and changes in collection trends. TXU Receivables Company has issued subordinated notes payable to the originators for the difference between the face amount of the uncollected accounts receivable purchased, less a discount, and cash paid to the originators that was funded by the sale of the undivided interests.

      The discount from face amount on the purchase of receivables funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were $1 million for 2003 and 2002, and approximated 2.6% and 3.7% for 2003 and 2002, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to TXU Gas and are reported in operation and maintenance expenses. The servicing fee, which totaled $1 million for 2003 and 2002 compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The December 31, 2003 balance sheet reflects $98 million face amount of trade accounts receivable of TXU Gas reduced by $53 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $29 million for the year ended December 31, 2003, primarily due to the effect on the pooled receivables of all participating TXU Corp. subsidiaries of improved collection trends at TXU Energy. Funding under the program for the year ended December 31, 2002 decreased $14 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to TXU Gas for the years ended December 31, 2003 and 2002 were as follows:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                              2003           2002
                                                                              ----           ----
                                                                             (millions of dollars)

Cash collections on accounts receivable...............................       $ 1,344        $  942
Face amount of new receivables purchased..............................        (1,366)         (957)
Discount from face amount of purchased receivables....................             2             2
Servicing fees paid...................................................            (1)           (1)
Program fees paid.....................................................            (1)           (1)
Increase (decrease) in subordinated notes payable.....................            (7)           29
                                                                             --------       ------
     TXU Gas' operating cash flows (provided) used under the program..       $   (29)       $   14
                                                                              -------        -----

      Upon termination of the program, cash flows to TXU Gas would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      In June 2003, the program was amended to provide temporarily higher delinquency and default compliance ratios and temporary relief from the loss reserve formula, which allowed for increased funding under the program. The June amendment reflected the billing and collection delays previously experienced as a result of new systems and processes in TXU Energy and ERCOT for clearing customers' switching and billing data upon the transition to competition. In August 2003, the program was amended to extend the term to July 2004, as well as to extend the period providing temporarily higher delinquency and default compliance ratios through December 31, 2003. The higher delinquency and default compliance ratios were not extended after December 31, 2003 as no relief from program delinquency and default compliance ratios is expected to be required.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the financial institutions in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within TXU Energy and ERCOT for clearing customers' switching and billing data. The billing delays have been largely resolved. Strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirement.

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

4.       LONG-TERM DEBT

      Long-Term Debt -- At December 31, 2003 and 2002, the long-term debt of TXU Gas and its consolidated subsidiaries consisted of the following:

                                                                                           December 31, December 31,
                                                                                               2003         2002
                                                                                               ----         ----

    6.250% Fixed Notes due January 1, 2003...........................................       $    --      $   125
    6.375% Fixed Notes due February 1, 2004 .........................................           150          150
    7.125% Fixed Notes due June 15, 2005.............................................           150          150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008, remarketing date July 1,
     2005(a).........................................................................           125          125
    Unamortized fair value adjustments...............................................             1            1
                                                                                            -------      -------
        Total........................................................................           426          551

Less amount due currently...........................................................            150          125
                                                                                            -------      -------

Total long-term debt................................................................        $   276      $   426
                                                                                            =======      =======


   At maturity, February 1, 2004, the outstanding principal and interest of 6.375% Fixed Notes was paid.

   (a) These bonds are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the bonds.

      Debt Redemption -- On January 1, 2003, TXU Gas redeemed, at par value, $125 million principal amount 6.25% Notes, which were due on that date. TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of these notes. On October 15, 2002, TXU Gas exercised its right to redeem $200 million aggregate principal amount of 7.625% Fixed Putable Asset Term Securities that would have matured on October 15, 2012 for a cash premium of $35 million ($23 million net of tax). TXU Gas used cash advances from TXU Corp. and cash on hand to fund the redemption of the debt.

      Maturities -- Sinking fund and maturity requirements for all long-term debt instruments, excluding capital lease obligations, in effect at December 31, 2003, were as follows:

Year
----
2004.......................................................      $    150
2005.......................................................           150
2006.......................................................            --
2007.......................................................            --
2008 ......................................................           125
Thereafter.................................................            --
Unamortized premium and discount and fair value adjustments             1
                                                                 --------
     Total.................................................      $    426
                                                                 ========

5.       LONG-TERM DEBT HELD BY SUBSIDIARY TRUST

      At December 31, 2003 and 2002, a statutory business trust established as a wholly-owned financing subsidiary of TXU Gas, had 150 units ($147 million) of floating rate mandatorily redeemable preferred securities outstanding. Distributions on these preferred securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A issued by TXU Gas. The interest on the debentures matches the distributions on the preferred trust securities. The debentures will mature on July 1, 2028. TXU Gas has the right to redeem the debentures and cause the redemption of the preferred securities in whole or in part. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's preferred securities. Until July 1, 2003, TXU Gas had two interest rate swap agreements with respect to the preferred securities, with notional principal amounts of $100 million and $50 million, respectively, that effectively fixed the rate at 6.629% and 6.444%, respectively, per annum.

      As a result of the adoption of FIN 46 in the fourth quarter of 2003, the subsidiary trusts have been deconsolidated. As a result, TXU Gas' balance sheet reflects the $155 million of long-term debt held by the trust and an investment in the trust of $8 million, instead of the former presentation of $147 million of preferred interests of subsidiaries. The balance sheet at December 31, 2002 also reflects the deconsolidation. The income statement was unaffected by the deconsolidation.

6.       PREFERRED STOCK

      At December 31, 2003 and 2002, TXU Gas had 2,000,000 authorized shares of preferred stock with 75,000 shares of Series F stock outstanding. The Series F stock has a stated value of $1,000 per share and is redeemable at stated value. The Series F stock is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share represents one-fortieth of a share, at $25 stated value per depositary share, of the preferred stock. Holders are entitled to the stated value per share upon involuntary liquidation. Dividend rates are determined quarterly, in advance, based on 87% of the "Applicable Rate" (highest of the three-month US Treasury bill rate, the US Treasury ten-year constant maturity rate and either the US Treasury twenty-year or thirty-year constant maturity rate, as defined) with a minimum rate of 4.50% and a maximum rate of 10.50%. At December 31, 2003, the Series F stock bore the annual dividend minimum rate of 4.61%. Dividends declared on the Series F stock were approximately $3 million in 2003, and $4 million in 2002 and 2001 ($45.195, $47.48, and $48.155 per share, respectively).

7.       INCOME TAXES

      The components of income tax expense (benefit) related to continuing operations are as follows:

                                                               Year Ended December 31,
                                                        ----------------------------------
                                                          2003          2002          2001
                                                          ----          ----          ----
Current-- Federal...............................        $     7       $   (31)      $   (69)
Deferred-- Federal..............................             12            23            76
                                                        -------       -------       -------

        Total...................................        $    19       $    (8)      $     7
                                                        =======       ========      =======

      Reconciliation of income tax expense computed at the US federal statutory rate to provision income taxes:

                                                               Year Ended December 31,
                                                          ---------------------------------
                                                          2003          2002          2001
                                                          ----          ----          ----
Income (loss) from continuing operations
     before income taxes........................        $    63       $   (20)      $     8
                                                        =======       =======       =======
Income tax expense (benefit) at the US federal
statutory rate of 35%...........................        $    22       $    (7)      $     3
Amortization of goodwill........................                           --             3
Other - net.....................................             (3)           (1)            1
                                                        -------       -------       -------

           Income tax expense...................        $    19       $    (8)      $     7
                                                        =======       =======       =======
Effective tax rate..............................            30%           40%         87.5%

      The components of TXU Gas' deferred tax assets and deferred tax liabilities are as follows:

                                                                        December 31,
                                             ----------------------------------------------------------------------
                                                         2003                                  2002
                                            ---------------------------------    ----------------------------------
                                            Total      Current     Noncurrent     Total      Current     Noncurrent
                                            -----      -------     ----------     -----      -------     ----------
Deferred Tax Assets:

Net operating loss and other tax
credit carryforwards................        $  108      $   15       $   93       $  102      $   15       $   87
Retirement and other employee benefit
  obligations.......................            53           1           52           53   .       1           52
Accruals and allowances.............             4           1            3            3          --            3
Other...............................            26           4           22           28           1           27
                                            ------      ------       ------       ------      ------       ------

     Total..........................           191          21          170          186          17          169
                                            ------      ------       ------       ------      ------       ------

Deferred Tax Liabilities and Unamortized
  Investment Tax Credits:

Property-related differences........           310          --          310          296          --          296
Software development................             1          --            1            2          --            2
Other...............................            74          --           74           61          --           61
Unamortized investment tax credits..             2          --            2            3          --            3
                                            ------      ------       ------       ------      ------       ------

     Total..........................           387          --          387          362          --          362
                                            ------      ------       ------       ------      ------       ------

Net Deferred Tax Asset (Liability)..        $ (196)     $   21       $ (217)      $ (176)     $   17       $ (193)
                                            =======     ======       =======      ======      ======       ======

      At December 31, 2003, domestic net operating loss (NOL) carryforwards total $269 million and alternative minimum tax-credit carryforwards total $14 million. The tax benefits of these carryforwards of $108 million, consisting of $15 million current and $93 million noncurrent, as shown above, are available to offset future US federal income tax obligations. The alternative minimum tax credits have no expiration date. TXU Gas expects to fully utilize all of such carryforwards. The NOL carryforwards expire as follows: $7 million in 2008, $10 million in 2009, $53 million in 2010, $119 million in 2011, $20 million in 2012, $51 million in 2022 and $9 million in 2023. TXU Gas utilized no NOL carryforwards in 2003.

      TXU Gas' income tax returns are subject to examination by applicable tax authorities. The IRS has proposed certain adjustments to the 1993 US Federal Income Tax return of ENSERCH Corporation (the acquired predecessor of TXU Gas). TXU Gas is vigorously contesting the proposed adjustments. In addition, the IRS is currently examining the tax years 1994 through 2002 for TXU Gas. In management's opinion, an adequate provision has been made for any future taxes that may be owed as a result of the examinations. To the extent that adjustments to income tax accounts of acquired businesses for periods prior to their acquisition are required as a result of an examination, the adjustment will be charged first to tax reserves and then to goodwill. See Note 10 for a discussion of certain income tax contingencies.

8.       RETIREMENT PLAN AND OTHER POSTRETIREMENT BENEFITS

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

      The allocated net periodic pension cost applicable to TXU Gas was $4 million for 2003 and $1 million for 2002 and 2001. Contributions were $11 million, $6 million and $4 million in 2003, 2002 and 2001, respectively. The amounts provided represent allocations of the TXU Corp. Retirement Plan to TXU Gas. As of December 31, 2003, a minimum pension liability of $6 million ($4 million after-tax) had been allocated to TXU Gas.

      In addition to the Retirement Plan, TXU Gas participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. For employees retiring on or after January 1, 2002, the retiree contributions required for such coverage vary based on a formula depending on the retiree's age and years of service. The estimated net periodic postretirement benefits cost other than pensions applicable to TXU Gas was $14 million for 2003, $13 million for 2002 and $9 million for 2001. Contributions paid by TXU Gas to fund postretirement benefits other than pensions were $9 million, $12 million and $10 million in 2003, 2002 and 2001, respectively.

      In addition, TXU Gas' employees are eligible to participate in a qualified savings plan, the TXU Thrift Plan. This plan is a participant-directed defined contribution profit sharing plan qualified under Section 401(a) of the Code, and is subject to the provisions of ERISA. The Thrift Plan includes an employee stock ownership component. Under the terms of the Thrift Plan, as amended effective in 2002, employees who do not earn more than the IRS threshold compensation limit used to determine highly compensated employees may contribute, through pre-tax salary deferrals and/or after-tax payroll deductions, the maximum amount of their regular salary or wages permitted under law. Employees who earn more than such threshold may contribute from 1% to 16% of their regular salary or wages. Employer matching contributions are also made in an amount equal to 100% of the first 6% of employee contributions for employees who are covered under the cash balance formula of the Retirement Plan, and 75% of the first 6% of employee contributions for employees who are covered under the traditional defined benefit formula of the Retirement Plan. Employer matching contributions are invested in TXU Corp. common stock. TXU Gas' contributions to the Thrift Plan, aggregated $2 million for 2003 and 2002, and were nominal in 2001.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and related estimated fair values of TXU Gas' significant financial instruments were as follows:

                                                                               December 31,
                                                            ---------------------------------------------------
                                                                     2003                        2002
                                                           -------------------------   -------------------------
                                                                          Estimated                   Estimated
                                                            Carrying        Fair        Carrying        Fair
                                                             Amount         Value        Amount         Value
                                                             ------         -----        ------         -----
Long-term debt (including current maturities)........         $  426       $  439         $  551       $  558
Long-term debt held by subsidiary trust..............            155          155            155          155


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

10.      COMMITMENTS AND CONTINGENCIES

      Income Tax Contingencies -- In April 2003, the IRS proposed to TXU Gas certain adjustments to the US federal income tax returns of ENSERCH Corporation (the acquired predecessor of TXU Gas) for the 1993 calendar year. The adjustments proposed would increase TXU Gas' 1993 taxable income by approximately $257 million. Taking into account offsetting net operating loss carryovers, the income adjustments result in additional tax payable for 1993 of $46 million, which includes penalties ($9 million) and interest through December 31, 2003 ($24 million). TXU Gas has protested the IRS proposed adjustments to its 1993 tax returns and is awaiting a hearing with the Appeals Office of the IRS. Although TXU Gas is vigorously contesting the IRS proposed adjustments, it is possible that the matter will be resolved against TXU Gas during 2004 and that the tax deficiency ($46 million plus additional interest through the date of payment) will be payable at that time. The interest on the tax deficiency would be deductible for the tax year in which it is paid.

      The utilization of net operating loss carryovers to offset the 1993 income adjustments would result in additional taxes payable related to other years of approximately $82 million (including interest of $5 million). If this matter is resolved against TXU Gas, those liabilities are not expected to be paid until 2005 or later.

      Any tax, penalty, and interest accruing for periods prior to August 5, 1997 (the date on which ENSERCH Corporation was acquired by TXU Corp.) will be charged first to tax reserves acquired as part of the ENSERCH acquisition and then to goodwill. Interest for periods after August 5, 1997 will be charged to income from continuing operations. The post-acquisition period interest on the IRS proposed adjustments is $14 million (after-tax) through December 31, 2003.

      General -- TXU Gas and its subsidiaries are involved in various legal and administrative proceedings the ultimate resolution of which, in the opinion of each, are not expected to have a material effect on their financial position, results of operations or cash flows.

      Gas Purchase Contracts - TXU Gas buys natural gas under long-term and short-term intrastate contracts in order to assure reliable supply to its customers. Some of these contracts require minimum volumes ("take-or-pay") of gas purchases. At December 31, 2003, TXU Gas commitments to purchase natural gas under long-term contracts have market-based pricing mechanisms and no fixed price commitments. On the basis of TXU Gas' current expectations of demand from its customers as compared with its take-or-pay obligations under such purchase contracts, management does not consider it likely that any material payments will become due from TXU Gas for gas not taken. At December 31, 2003, TXU Gas had estimated annual commitments under long-term gas purchase contracts covering the period, below:


                2004..............................................  $340
                2005..............................................   173
                2006..............................................    78
                2007..............................................    10
                2008..............................................     9
                Thereafter........................................    48
                                                                    ----
                      Total gas take-or-pay contracts.............  $658
                                                                    ====

      Leases -- Rental expenses for continuing operations incurred under all operating leases aggregated $5 million in 2003, and $4 million in 2002 and 2001. As of December 31, 2003, TXU Gas has future operating lease commitments totaling less than $1 million.

      Guarantees -- In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $103 million. No claims have been asserted under the guarantee and none are anticipated.

      Surety bonds -- TXU Gas has outstanding surety bonds of approximately $21 million to support performance under various subsidiary contracts and legal obligations in the normal course of business. The term of the surety bond obligations is approximately one year. In addition, a $35 million bond has been filed with the RRC in connection with the state-wide TXU Gas rate case, which is pending approval by the RRC.

11.      SUPPLEMENTARY FINANCIAL INFORMATION

      Credit Risk -- Credit risk relates to the risk of loss associated with non-performance by counterparties. TXU Gas maintains credit risk policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of a potential counterparty's financial condition, credit rating, and other quantitative and qualitative credit criteria and specify authorized risk mitigation tools, including but not limited to use of standardized agreements that allow for netting of positive and negative exposures associated with a single counterparty as allowed within the regulatory tariffs. This evaluation results in establishing credit limits or collateral requirements prior to entering into an agreement with a counterparty that creates credit exposure to TXU Gas. Additionally, TXU Gas has established controls to determine and monitor the appropriateness of these limits on an ongoing basis. Any prospective material adverse change in the payment history or financial condition of a counterparty or downgrade of its credit quality will result in the reassessment of the credit limit with that counterparty. This process can result in the subsequent reduction of the credit limit or a request for additional financial assurances.

      Concentration of Credit Risk -- TXU Gas' gross exposure to credit risk as of December 31, 2003 was $94 million (net of allowance of uncollectible accounts receivable of $3 million), primarily representing trade accounts receivable associated with the sale of natural gas to residential and business customers. TXU Gas had no exposure to any one customer that represented greater than 10% of TXU Gas' trade accounts receivable at December 31, 2003. The risk of material loss from non-performance of these customers is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions.

      Unregulated Operations -- TXU Gas' operations are substantially regulated. Unregulated operations are primarily those of Oncor Utility Solutions. The results of operations of TXU Gas for the years ended December 31, 2003 and 2002 include $17 million and $2 million in operating revenue and $21 million and $4 million in operation and maintenance expense, respectively, related to Oncor Utility Solutions' operations.

      Regulatory Assets (Liabilities) --

                                                                                                December 31,
                                                                                         --------------------------
                                                                                             2003          2002
                                                                                             ----          ----
Asset retirement obligations - removal cost.....................................            $  (129)     $   (118)
Under(over)-collected gas costs.................................................                 (2)           49
Distribution safety compliance costs............................................                 41            43
Rate case costs.................................................................                 17            12
Other regulatory assets.........................................................                 38            38
                                                                                            -------       -------
     Regulatory assets(liabilities).............................................            $   (35)      $    24
                                                                                            ========      =======

      The regulatory assets are not earning a return. The regulatory assets have an average remaining recovery period of approximately 15 years.

      Regulatory liabilities related to asset removal costs were previously classified as a component of accumulated depreciation.

      Interest Expense and Related Charges --

                                                                                   Year Ended December 31,
                                                                           --------------------------------------
                                                                              2003           2002          2001
                                                                              ----           ----          ----
Interest .....................................................             $     36       $     55      $     58
Interest - affiliated debt....................................                    6             10            10
Amortization of debt issuance expense and premiums............                    1             (2)           (3)
                                                                           --------       ---------     --------
       Total interest expense and other related charges ......             $     43       $     63      $     65
                                                                           ========       ========      ========

      Other Income and Deductions --

                                                                                   Year Ended December 31,
                                                                             -----------------------------------
                                                                              2003           2002          2001
                                                                              ----           ----          ----
Other income:
   Net gain on sale of properties.............................               $   --         $    5        $    4
   Settlement of legal proceedings related to
      a gas contract..........................................                   --             --            18
   Discontinued engineering and construction business ........                   --              1            --
   Other......................................................                    4              4             4
                                                                             ------         ------        ------
       Total other income.....................................               $    4         $   10        $   26
                                                                             ======         ======        ======
Other deductions:
   Loss on sale of properties.................................               $   --         $   --        $    2
   Loss on retirement of debt.................................                   --             35            --
   Other......................................................                   --              2             1
                                                                             ------         ------        ------
       Total other deductions.................................               $   --         $   37        $    3
                                                                             ======         ======        ======

      Accounts Receivable--At both December 31, 2003 and 2002, accounts receivable are stated net of allowance for uncollectible accounts of $3 million. During 2003, bad debt expense was $9 million and account write-offs were $9 million. Allowances related to receivables sold are reported in current liabilities and totaled $2 million and $1 million at December 31, 2003 and 2002, respectively.

      Accounts receivable included $27 million of unbilled revenues at both December 31, 2003 and 2002.

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

                                                  As of December 31, 2003               As of December 31,  2002
                                           ------------------------------------   ------------------------------
                                            Gross                                   Gross
                                           Carrying    Accumulated                 Carrying     Accumulated
                                             Amount   Amortization      Net         Amount     Amortization      Net
                                             ------   ------------      ---         ------     ------------      ---
Intangible assets subject to amortization:
    Capitalized software..............        $  32       $  15         $  17         $  29        $  11         $  18
    Land easements....................           16           9             7            15            8             7
                                              -----       -----         -----         -----        -----         -----
       Total..........................        $  48       $  24         $  24         $  44        $  19         $  25
                                              =====       =====         =====         =====        =====         =====

      Intangible asset balances subject to amortization are classified as property, plant and equipment in the balance sheet. TXU Gas has no intangible assets (other than goodwill) that are not subject to amortization. At December 31, 2003, the average useful lives of capitalized software and land easements noted above were 8 years and 64 years, respectively.

      Aggregate amortization expense for intangible assets for the year ended December 31, 2003, 2002 and 2001 was $4 million, $3 million and $4 million, respectively. Estimated amounts for the next five years are as follows:

                                 Amortization
          Year                      Expense
          ----                      ---------

          2004                        $  5
          2005                           5
          2006                           4
          2007                           3
          2008                           2

      Goodwill -- In connection with the transfer of certain businesses to TXU Energy, as described in Note 1, $468 million of goodwill arising from TXU Corp.'s 1997 acquisition of ENSERCH Corporation was allocated to these businesses and is reflected in the balance sheet of TXU Energy. The remaining $305 million of goodwill associated with the ENSERCH acquisition was allocated to the continuing business of TXU Gas.

      Inventories by major category--

                                                                      December 31,
                                                                 ---------------------
                                                                    2003          2002
                                                                    ----          ----
Materials and supplies, at cost..............................    $       5     $       7
Gas stored underground, primarily at weighted average cost...          139           118
                                                                 ---------     ---------
   Total inventories.........................................    $     144     $     125
                                                                 =========     =========

      Investments --

                                                                    December 31,
                                                              ------------------------
                                                                2003          2002
                                                                ----          ----
Assets related to employee benefit plans...........           $      22     $      21
Common equity investments in subsidiary trust......                   8             8
Other..............................................                   5             8
                                                              ---------     ---------
   Total investments...............................           $      35     $      37
                                                              =========     =========

      Property, Plant and Equipment--

                                                                      December 31,
                                                                 -----------------------
                                                                   2003          2002
                                                                   ----          ----
Gas distribution...................................              $   1,370     $   1,294
Gas pipeline.......................................                    513           488
Other..............................................                     26            27
                                                                 ---------     ---------
   Total...........................................                  1,909         1,809
Less accumulated depreciation......................                    275           215
                                                                 ---------     ---------
   Net of accumulated depreciation.................                  1,634         1,594
Construction work in progress......................                     51            44
                                                                 ---------     ---------
   Net property, plant and equipment...............              $   1,685     $   1,638
                                                                 =========     =========

      Derivatives and Hedges - TXU Gas' existing interest rate swaps related to the preferred securities of the subsidiary financing trust expired on July 1, 2003. The terms of these interest rate swap agreements, which had been designated as cash flow hedges, matched the terms of the underlying hedged indebtedness. As a result, TXU Gas experienced no hedge ineffectiveness. TXU Gas has no other cash flow hedges at this time.

      Non-cash Transactions - In 2003, the shares of TXU Receivables Company, a wholly-owned subsidiary of TXU Gas with a carrying value of less than $1 million, were exchanged for TXU Gas common stock held by TXU Corp. At January 1, 2002, $545 million and $16 million were recorded as non-cash charges to paid-in capital and other comprehensive income, respectively, to reflect the transfer of businesses to TXU Energy (See Note 2). During 2002, $360 million of advances from TXU Corp. were converted to paid-in capital.

      Cash Payments -- The schedule below details TXU Gas' supplemental cash flow information:


                                                                                Year Ended December 31,
                                                                     -------------------------------------
                                                                       2003           2002            2001
                                                                       ----           ----            ----
Cash payments (refunds):
   Interest costs.........................................           $   47          $   67          $   79
                                                                     ======          ======          ======
   Income taxes-- net.....................................           $   (3)         $  (26)         $  (74)
                                                                     ======          =======         ======


      Affiliated Transactions -- The following represent significant affiliate transactions of TXU Gas:

      o Average daily short-term advances from affiliates for the years ended December 31, 2003 and 2002 were $180 million and $140 million, respectively. Interest expense incurred on the advances for the years ended December 31, 2003 and 2002 was $5 million and $4 million, respectively. The weighted average interest rate for the years ended December 31, 2003 and 2002 was 2.9% and 3.0%, respectively.
      o TXU Energy charges TXU Gas for customer and administrative services at cost. For the years ended December 31, 2003 and 2002 these charges totaled $29 million and $28 million, respectively. These charges are reported in operation and maintenance expenses.
      o Oncor charges TXU Gas for customer and administrative services at cost. For the years ended December 31, 2003 and 2002 these charges totaled $27 million and $29 million, respectively. These charges are reported in operation and maintenance expenses.
      o Included in reported revenues were $18 million and $22 million from the sale and transportation of gas to other TXU Corp. subsidiaries for the years ended December 31, 2003 and 2002, respectively.
      o TXU Business Services charges TXU Gas for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the years ended December 31, 2003 and 2002, these costs totaled $33 million and $50 million, respectively. These costs are largely reported in operation and maintenance expense.

      Quarterly Results (Unaudited) -- The results of operations by quarters are summarized below. In accordance with the adoption of SFAS 145, the results for the fourth quarter ended December 31, 2002 reflect the reclassification of $23 million in extraordinary losses (net of $12 million of income tax benefits) to other deductions and income tax expense in income from continuing operations from amounts previously reported. The reclassifications had no effect on net income. (See Note 1.) In the opinion of TXU Gas, all other adjustments (consisting of normal recurring accruals) necessary for a fair statement of such amounts have been made. Quarterly results are not necessarily indicative of expectations for a full year's operations because of seasonal and other factors.

                                                                                  Quarter Ended
                                                                ---------------------------------------------------
                                                                March 31      June 30    September 30   December 31
                                                                --------      -------    ------------   -----------
2003:
Revenues of continuing operations........................       $  621        $  199        $   173       $   351
Operating income (loss) of continuing operations.........           85           (13)            (3)           31
Income (loss) from continuing operations.................           50           (15)            (8)           17
Net income (loss) applicable to common stock.............           49           (16)            (9)           14

2002:
Revenues of continuing operations........................       $  344        $  160        $   137       $   340
Operating income (loss) of continuing operations.........           69           (24)            (8)           33
Income (loss) from continuing operations.................           31           (23)           (16)           (4)
Net income (loss) applicable to common stock.............           30           (24)           (17)           (5)



                   TXU Gas Company Exhibits to 2003 Form 10-K

                                                                                                        APPENDIX B

                Previously Filed*
                    With File            As
Exhibits            Number            Exhibit
-------             ------            -------
3(i)           Articles of Incorporation.

3(a)           1-3183                 3.1         --    Restated Articles of Incorporation; Articles of Amendment
               Form 10-K                                thereto, dated May 10, 1988 and November 15, 1996; Statement
               (1996) (filed March                      of Resolution Establishing Adjustable Rate Cumulative
               28, 1997)                                Preferred Stock, Series F.

3(b)           1-3183                 3(a)        --    Articles of Amendment, effective June 14, 1999, to Restated
               Form 10-Q                                Articles of Incorporation.
               (Quarter ended June
               30, 1999) (filed
               August 13, 1999)

3(ii)          By-laws.

3(c)           1-3183                 3(b)        --    Restated Bylaws.
               Form 10-Q
               (Quarter ended June
               30, 1999) (filed
               August 13, 1999)

(4)            Instruments Defining the Rights of Security Holders, Including Indentures.

4(a)           1-12833                4(kk)       --    Indenture (For Unsecured Debt Securities), dated as of
               Form 10-K                                January 1, 1998, between TXU Gas and The Bank of New York.
               (1997) (filed March
               27, 1998)

4(b)           1-12833                4(mm)       --    Officer's Certificate establishing the TXU Gas Remarketed
               Form 10-K                                Reset Notes due January 1, 2008.
               (1997) (filed March
               27, 1998)

4(c)           33-45688               4.2         --    Indenture, dated February 15, 1992, between TXU Gas and The
                                                        First National Bank of Chicago.

4(d)           1-12833                4(qq)       --    TXU Gas 6-3/8% Note due 2004, dated February 1, 1994.
               Form 10-K
               (1997) (filed March
               27, 1998)

4(e)           1-12833                4(rr)       --    TXU Gas 7-1/8% Note due 2005, dated June 6, 1995.
               Form 10-K
               (1997) (filed March
               27, 1998)

4(f)           1-12833                4(a)        --    Remarketing Agreement, dated as of January 30, 1998 and form
               Form 8-K                                 of Remarketing Agreement Supplement with respect to TXU Gas
               (filed August 28,                        Remarketed Reset Notes.
               1998)

4(g)           1-12833                4(b)        --    Indenture, (For Unsecured Subordinated Debt Securities),
               Form 8-K                                 dated as of June 1, 1998, between TXU Gas and The Bank of
               (filed August 28,                        New York, as Trustee.
               1998)

               Previously Filed*
                    With File            As
Exhibits            Number            Exhibit
-------             ------            -------
4(h)           1-12833                4(c)        --    Officer's Certificate, dated as of July 2, 1998,
               Form 8-K                                 establishing the terms of the TXU Gas Floating Rate Junior
               (filed August 28,                        Subordinated Debentures, issued in connection with the
               1998)                                    preferred securities TXU Gas Capital I (formerly ENSERCH
                                                        Capital I).

4(i)           1-12833                4(d)        --    Amended and Restated Trust Agreement, dated as of July 2,
               Form 8-K                                 1998, between TXU Gas, as Depositor, and The Bank of New
               (filed August 28,                        York, The Bank of New York (Delaware), and the
               1998)                                    Administrative trustees for TXU Gas Capital I.

4(j)           1-12833                4(e)        --    Guarantee Agreement with respect to TXU Gas Capital I, dated
               Form 8-K                                 as of July 2, 1998, between TXU Gas, as Guarantor, and The
               (filed August 28,                        Bank of New York, as Trustee.
               1998)

4(k)           1-12833                4(f)        --    Agreement as to Expenses and Liabilities, dated as of July
               Form 8-K                                 1, 1998, between TXU Gas and TXU Gas Capital I.
               (filed August 28,
               1998)

(10)           Material Contracts.

                        Employee Benefit Plans.**

10             1-3183 (ENSERCH        10.12       --    ENSERCH Corporation (now TXU Gas Company) 1991 Stock
               Corporation)                             Incentive Plan
               Form 10-K (1990)

(12)           Statement Regarding Computation of Ratios.

12                                                --    Computation of Ratio of Earnings to Fixed Charges, and Ratio
                                                        of Earnings to Combined Fixed Charges and Preference
                                                        Dividends.
(21)           Subsidiaries of the Registrant.

21                                                 --    Subsidiaries of TXU Gas Company

(23)           Consents of Experts and Counsel.

23                                                --    Consent of Deloitte & Touche LLP, Independent Auditors for
                                                        TXU Gas Company
(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of C. John Wilder, principal executive officer of TXU Gas Company, pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act of 2002.

31(b)                                             --    Certification of Scott Longhurst, principal financial
                                                        officer of TXU Gas Company, pursuant to Section 302 of the
                                                        Sarbanes-Oxley Act of 2002.
(32)           Section 1350 Certifications.

32(a)                                             --    Certification of C. John Wilder, principal executive officer of TXU Gas Company, pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.
32(b)                                             --    Certification of Scott Longhurst, principal financial
                                                        officer of TXU Gas Company, pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.

*        Incorporated herein by reference.

** Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.