Form 10-Q
period 2004-03-31
TXU GAS CO
filed 2004-05-14
CIK 33015

===============================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                     --OR--

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                              ---------------------


                          Commission File Number 1-3183


                                 TXU Gas Company
             (Exact Name of Registrant as Specified in its Charter)



          Texas                                         75-0399066
 (State of Incorporation)                 (I.R.S. Employer Identification No.)




1601 Bryan Street, Dallas TX, 75201-3411                (214) 812-4600
(Address of Principal Executive Offices)        (Registrant's Telephone Number)
            (Zip Code)
                              ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X
                                               ---  ---
Common Stock outstanding at May 10, 2004: 449,631 shares, par value $0.01 per share.

===============================================================================

TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                                                          Page
                                                                                                          ----

Glossary..........................................................................................          ii

PART I.  FINANCIAL INFORMATION


       Item 1. Financial Statements

               Condensed Statements of Consolidated Income and Comprehensive Income--
               Three Months Ended March 31, 2004 and 2003.........................................             1

               Condensed Statements of Consolidated Cash Flows --
               Three Months Ended March 31, 2004 and 2003.........................................             2

               Condensed Consolidated Balance Sheets --
               March 31, 2004 and December 31, 2003...............................................             3

               Notes to Condensed Financial Statements............................................             4

               Independent Accountants' Report....................................................            11


       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................................            12

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................            18

       Item 4. Controls and Procedures............................................................            18

PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K...................................................            19


SIGNATURE .......................................................................................             20



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


1999 Restructuring Legislation.................     Legislation  that  restructured the electric utility industry in Texas to provide for competition

2003 Form 10-K.................................     TXU Gas'  Annual  Report  on Form  10-K  for the  year  ended
                                                    December 31, 2003

Bcf............................................     billion cubic feet

Commission.....................................     Public Utility Commission of Texas

ERCOT..........................................     Electric Reliability Council
                                                    of Texas, the Independent
                                                    System Operator and the
                                                    regional reliability
                                                    coordinator of the various
                                                    electricity systems within
                                                    Texas

FASB...........................................     Financial Accounting
                                                    Standards Board, the
                                                    designated organization in
                                                    the private sector for
                                                    establishing standards for
                                                    financial accounting and
                                                    reporting

FIN............................................     Financial Accounting Standards Board Interpretation

FIN 46.........................................     FIN No. 46, "Consolidation of Variable Interest Entities"

FIN 46R........................................     FIN  No.  46  (Revised  2003),   "Consolidation  of  Variable
                                                    Interest Entities - An Interpretation of ARB No. 51"

Fitch..........................................     Fitch Ratings, Ltd.

IRS............................................     Internal Revenue Service

Moody's........................................     Moody's Investors Services, Inc.

Oncor..........................................     refers to Oncor Electric  Delivery  Company,  a subsidiary of
                                                    US Holdings, or Oncor and its consolidated  bankruptcy remote financing  subsidiary, TXU Electric Delivery Transition Bond
                                                    Company LLC (formerly Oncor  Electric  Delivery  Transition
                                                    Bond Company LLC), depending on context

RRC............................................     Railroad Commission of Texas

S&P............................................     Standard & Poor's, a division of The McGraw Hill Companies

Sarbanes-Oxley.................................     Sarbanes - Oxley Act of 2002

SEC............................................     United States Securities and Exchange Commission

SFAS...........................................     Statement of  Financial  Accounting  Standards  issued by the
                                                    FASB

SFAS 140.......................................     SFAS No. 140,  "Accounting  for  Transfers  and  Servicing of
                                                    Financial  Assets  and  Extinguishments  of  Liabilities,   a
                                                    replacement of FASB Statement 125"

TXU Business Services..........................     TXU Business Services Company, a subsidiary of TXU Corp.

TXU Corp.......................................     refers  to  TXU  Corp.,   a  holding   company,   and/or  its
                                                    consolidated subsidiaries, depending on context




TXU Energy.....................................     refers  to  TXU  Energy  Company  LLC,  a  subsidiary  of  US
                                                    Holdings, and/or its consolidated subsidiaries,  depending on context
TXU Gas........................................     refers to TXU Gas  Company,  a subsidiary  of TXU Corp.,  and
                                                    /or  its subsidiaries, depending on context

US.............................................     United States of America

US GAAP........................................     accounting principles generally accepted in the US

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        TXU GAS COMPANY AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                                         2004         2003
                                                                         ----         ----
                                                                      (millions of dollars)

Operating revenues..............................................       $   508     $   621
                                                                       -------     -------

 Operating expenses:
     Gas purchased for resale...................................           326         430
     Operation and maintenance..................................            69          66
     Depreciation and amortization..............................            19          18
     Taxes other than income....................................            31          22
                                                                       -------     -------
        Total operating expenses................................           445         536

Operating income................................................            63          85

Other income....................................................             2           1

Interest income.................................................             -           1

Interest expense and related charges............................             8          11
                                                                       -------     -------

Income before income taxes......................................            57          76

Income tax expense..............................................            19          26
                                                                       -------     -------

Net income......................................................            38          50

Preferred stock dividends.......................................             1           1
                                                                       -------     -------

Net income applicable to common stock...........................       $    37     $    49
                                                                       =======     =======


                      CONDENSED STATEMENTS OF CONSOLIDATED
                              COMPREHENSIVE INCOME
                                   (Unaudited)
Net income......................................................       $    38     $    50
Other comprehensive income:
     Cash flow hedge activity, net of tax effect:
        Net change in fair value of derivatives.................             -           -
        Amounts realized in earnings............................             -           1
                                                                       -------     -------
           Total ...............................................             -           1
                                                                       -------     -------

Comprehensive income............................................       $    38     $    51
                                                                       =======     =======


See Notes to Condensed Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)



                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                            2004           2003
                                                                           ------         -----
                                                                           (millions of dollars)

Cash flows - operating activities:
  Net income.......................................................        $   38        $   50
  Adjustments to reconcile net income
     to cash provided by operating activities:
     Depreciation and amortization.................................            21            20
     Deferred income taxes - net...................................             3             -
     Equity in earnings of affiliates and joint ventures...........             -            (1)
     Adjustments related to gas cost recovery......................             8           (39)
  Changes in operating assets and liabilities......................            23            51
                                                                           ------        ------
        Cash provided by operating activities......................            93            81

Cash flows -- financing activities:
  Retirements of long-term debt....................................          (150)         (125)
  Change in advances from affiliates...............................            77            72
  Cash dividends paid..............................................            (1)           (1)
  Debt premium, discount, financing and reacquisition expenses.....             -            (1)
                                                                           ------        ------
        Cash used in financing activities..........................           (74)          (55)

Cash flows -- investing activities:
  Capital expenditures.............................................           (21)          (24)
  Other............................................................             2             2
                                                                           ------        ------
        Cash used in investing activities..........................           (19)          (22)
                                                                           -------       ------

Net change in cash and cash equivalents............................            --             4

Cash and cash equivalents-- beginning balance......................             5             4
                                                                           ------        ------

Cash and cash equivalents-- ending balance.........................        $    5        $    8
                                                                           ======        ======

See Notes to Condensed Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                             March 31,        December 31,
                                                                                                2004              2003
                                                                                            ------------      ------------
                                                                                                 (millions of dollars)
                                          ASSETS


Current assets:
   Cash and cash equivalents......................................................             $     5          $     5
   Accounts receivable............................................................                   8              101
   Inventories....................................................................                 112              144
   Other current assets...........................................................                  49               27
                                                                                               -------        ---------
       Total current assets.......................................................                 174              277

Investments:
     Restricted cash..............................................................                  10               10
     Other investments............................................................                  33               35
Property, plant and equipment - net...............................................               1,690            1,685
Goodwill..........................................................................                 305              305
Other noncurrent assets...........................................................                  14               16
                                                                                               -------        ---------

         Total assets.............................................................             $ 2,226        $   2,328
                                                                                               =======        =========

                           LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Advances from affiliates.......................................................             $   231        $     154
   Long-term debt due currently...................................................                   -              150
   Accounts payable...............................................................                  72              148
   Other current liabilities......................................................                  90               88
                                                                                               -------        ---------
       Total current liabilities..................................................                 393              540

Accumulated deferred income taxes and investment tax credits......................                 221              217
Long-term debt held by subsidiary trust...........................................                 155              155
All other long-term debt, less amounts due currently..............................                 276              276
Regulatory liabilities............................................................                  40               35
Other noncurrent liabilities and deferred credits.................................                 225              226
                                                                                               -------        ---------
       Total liabilities..........................................................               1,310            1,449

Contingencies (Note 5)

Shareholder's equity :
   Preferred stock - not subject to mandatory redemption ...................                        75               75
   Common stock (par value - $.01 per share):
     Authorized shares - 100,000,000, Outstanding shares - 449,631..........                         -                -
   Additional paid in capital...............................................                       815              815
   Retained earnings (deficit)..............................................                        30               (7)
   Accumulated other comprehensive loss.....................................                        (4)              (4)
                                                                                               -------          -------
     Total common stock equity..............................................                       841              804
                                                                                               -------          -------
       Total shareholder's equity...........................................                       916              879
                                                                                               -------          -------

         Total liabilities and shareholder's equity.........................                   $ 2,226        $   2,328
                                                                                               =======        =========

See Notes to Condensed Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business -- TXU Gas, a Texas corporation, is a largely regulated business engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas, and also provides utility asset management services. TXU Gas is a wholly-owned subsidiary of TXU Corp.

      TXU Gas serves more than 1.4 million retail gas customers and owns and operates gas distribution mains, gas transportation and gathering pipelines and underground storage reservoirs. TXU Gas also provides transportation services to gas distribution companies, electricity generation plants, end-use industrial customers and through-system shippers. Oncor Utility Solutions offers utility asset management services to cooperatives and municipally-owned and investor-owned utilities in North America.

      TXU Gas' natural gas pipeline, gas distribution and asset management services operations are managed as one integrated business; accordingly, there are no separate reportable business segments.

      TXU Corp.'s Strategic Initiatives - On April 26, 2004, TXU Corp. announced a series of proposed transactions, including the intent to sell TXU Gas. It is expected that any transaction would be closed by the end of 2004, and the sales price is expected to approximate book value.

      Basis of Presentation -- The condensed consolidated financial statements of TXU Gas have been prepared in accordance with US GAAP and on the same basis as the audited financial statements included in its 2003 Form 10-K. In the opinion of management, all other adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations and financial position have been included therein. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with US GAAP have been omitted pursuant to the rules and regulations of the SEC. Because the condensed consolidated interim financial statements do not include all of the information and footnotes required by US GAAP, they should be read in conjunction with the audited financial statements and related notes included in the 2003 Form 10-K. The results of operations for an interim period may not give a true indication of results for a full year.

      All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first quarter of 2004.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. FASB Staff Position 106-1, issued in January 2004, allowed for, but did not require, deferral of the accounting for the effects of the Medicare Act. TXU Corp. elected not to defer accounting for the federal subsidy under the Medicare Act and recognized a $1.9 million net reduction in postretirement benefit expense in the 2003 financial statements. For the three months ended March 31, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $1 million in TXU Gas' allocated postretirement benefit costs.

2.    FINANCING ARRANGEMENTS

      Short-term Borrowings -- At March 31, 2004, TXU Gas had outstanding short-term borrowings consisting of advances from affiliates of $231 million at a weighted average interest rate of 2.86%. At December 31, 2003, TXU Gas had outstanding short-term advances from affiliates of $154 million at a weighted average interest rate of 2.85%.

      Credit Facilities -- On April 26, 2004, a new $300 million, 364-day credit facility was established for TXU Gas. Borrowings of $185 million under this new facility were used to repay advances from affiliates. Amounts borrowed and repaid under the facility may not be re-borrowed.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of March 31, 2004, the maximum amount of undivided interests that could be sold by TXU Receivables Company was $600 million.

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

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were less than $1 million for the three-month periods ending March 31, 2004 and 2003 and approximated 2.1% and 3.6% for the first quarter of 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to TXU Gas and are reported in operation and maintenance expenses. The servicing fee, which totaled approximately $1 million for the first quarters of 2004 and 2003, compensates TXU Business Services Company for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The March 31, 2004 balance sheet reflects $189 million face amount of trade accounts receivable reduced by $103 million of undivided interests sold by TXU Receivables Company. Funding under the program increased $50 million for the three months ended March 31, 2004, primarily due to the effect of seasonal fluctuations. Funding under the program for the three months ended March 31, 2003 increased $26 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to TXU Gas for the three months ended March 31, 2004 and 2003 were as follows:

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       2004           2003
                                                                                       ----           ----
                                                                                      (millions of dollars)
Cash collections on accounts receivable......................................         $   516        $  422
Face amount of new receivables purchased.....................................            (607)         (525)
Discount from face amount of purchased receivables...........................               1             1
Program fees paid............................................................               -             -
Servicing fees paid..........................................................              (1)           (1)
Increase in subordinated notes payable.......................................              41            77
                                                                                      -------        ------
     TXU Gas' operating cash flows provided under the program................         $   (50)       $  (26)
                                                                                      =======        ======


      Upon termination of the program, cash flows to TXU Gas would be delayed as collections of sold receivables would be used by TXU Receivables Company to repurchase the undivided interests sold instead of purchasing new receivables. The level of cash flows would normalize in approximately 16 to 31 days.

      Contingencies Related to Sale of Receivables Program -- Although TXU Receivables Company expects to be able to pay its subordinated notes from the collections of purchased receivables, these notes are subordinated to the undivided interests of the funding entities in those receivables, and collections might not be sufficient to pay the subordinated notes. The program may be terminated if either of the following events occurs:

      1) all of the originators cease to maintain their required fixed charge coverage ratio and debt to capital
           (leverage) ratio;
      2) the delinquency ratio (delinquent for 31 days) for the sold receivables, the default ratio (delinquent for 91 days or deemed uncollectible), the dilution ratio (reductions for discounts, disputes and other allowances) or the days collection outstanding ratio exceed stated thresholds and the funding entities do not waive such event of termination. The thresholds apply to the entire portfolio of sold receivables, not separately to the receivables of each originator.

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

      Long-Term Debt -- At March 31, 2004 and December 31, 2003, the long-term debt of TXU Gas and its consolidated subsidiaries consisted of the following:

                                                                                        March 31,   December 31,
                                                                                           2004          2003
                                                                                           ----          ----

    6.375% Fixed Notes due February 1, 2004..........................................     $    --      $   150
    7.125% Fixed Notes due June 15, 2005.............................................         150          150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008, remarketing
      date July 1, 2005 (a)..........................................................         125          125
    Unamortized valuation adjustment.................................................           1            1
                                                                                          -------      -------
        Total TXU Gas ...............................................................         276          426

Less amount due currently...........................................................            -          150
                                                                                          -------      -------

Total long-term debt................................................................      $   276      $   276
                                                                                          =======      =======

---------

   (a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the notes.

3.    LONG-TERM DEBT HELD BY SUBSIDIARY TRUST

      At March 31, 2004 and December 31, 2003, a statutory business trust established as a wholly-owned financing subsidiary of TXU Gas, had 150 units ($147 million) of floating rate mandatorily redeemable preferred securities outstanding. Distributions on these preferred securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A issued by TXU Gas. The interest on the debentures matches the distributions on the preferred trust securities. The debentures will mature on July 1, 2028. TXU Gas has the right to redeem the debentures and cause the redemption of the preferred securities in whole or in part. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's preferred securities.

      As a result of the adoption of FIN 46 in the fourth quarter of 2003, the subsidiary trust has been deconsolidated. As a result, TXU Gas' balance sheet reflects the $155 million of long-term debt held by the trust and an investment in the trust of $8 million, instead of the former presentation of $147 million of preferred interests of subsidiaries.

4.    PREFERRED STOCK

      At March 31, 2004, TXU Gas had 75,000 shares of Adjustable Rate Series F Preferred Stock outstanding (2,000,000 total shares authorized) which is entitled upon liquidation to the stated value of $1,000 per share. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share of $25 per share, represents one-fortieth of a share of underlying preferred stock. The dividend rate is determined quarterly, in advance, based on US Treasury rates and was 4.50% at March 31, 2004. The preferred stock is not mandatorily redeemable.

      At February 23, 2004, the Board of Directors declared a dividend of $11.25 per share on the outstanding Adjustable Rate Cumulative Preferred Stock, Series F payable on May 1, 2004 to shareholders of record at the close of business on April 16, 2004.

5.    CONTINGENCIES

      On April 13, 2004, the US Commodity Futures Trading Commission (CFTC) issued a subpoena requiring TXU Corp. to produce information about storage of natural gas, including TXU Corp.'s weekly and monthly storage report submissions to the Energy Information Administration. This request seeks information for the period of October 31, 2003 through January 2, 2004. TXU Corp. intends to cooperate with the CFTC, and believes that TXU Gas and TXU Fuel have not engaged in any activity that would justify action by the CFTC.

      Guarantees -- TXU Gas has entered into contracts that contain guarantees to outside parties that could require performance or payment under certain conditions. These guarantees have been grouped based on similar characteristics and are described in detail below.

      TXU Gas has an outstanding letter of credit in the amount of $14 million issued in connection with its state-wide rate case. The letter of credit has an expiration date of December 31, 2004.

      Other - In 1992, a discontinued engineering and construction business of TXU Gas completed construction of a plant, the performance of which is warranted by TXU Gas through 2008. The maximum contingent liability under the guarantee is approximately $106 million. No claims have been asserted under the guarantee and none are anticipated.

      Income Tax Contingencies -- In April 2003, the IRS proposed to
TXU Gas certain adjustments to the US federal income tax returns of ENSERCH Corporation (the acquired predecessor of TXU Gas) for the 1993 calendar year. TXU Gas has protested the IRS proposed adjustments to its 1993 tax return with the Appeals Office of the IRS. Although TXU Gas is vigorously contesting the IRS proposed adjustments, it is possible that the matter will be resolved against TXU Gas during 2004. Based on the current status of negotiations, if the matter is resolved against TXU Gas, TXU Gas would be assessed a deficiency of $65 million (including penalty and interest through March 31, 2004). In addition, TXU Gas would suffer net increases in taxes payable in future years of $56 million (including interest through March 31, 2004).

      Any tax, penalty, and interest accruing for periods prior to August 5, 1997 (the date on which ENSERCH Corporation was acquired by TXU Corp.) would be charged first to tax reserves acquired as part of the ENSERCH acquisition and then to goodwill. Interest for periods after August 5, 1997 would be charged to income from continuing operations.

      General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

6.    SUPPLEMENTARY FINANCIAL INFORMATION

      Other Income and Other Deductions -- Other income and other deductions consist of several individually immaterial items.

      Interest Expense and Related Charges --

                                                                              Three Months
                                                                             Ended March 31,
                                                                             ---------------
                                                                          2004             2003
                                                                          ----             ----

        Interest (a)..........................................           $    7          $    10
        Interest-affiliated debt..............................                1                1
                                                                         ------          -------
              Total interest expense and related charges .....           $    8          $    11
                                                                         ======          =======


      (a) Includes interest on long-term debt held by subsidiary trust.

      Retirement Plan And Other Postretirement Benefits - TXU Gas is a participating employer in the TXU Retirement Plan, a defined benefit pension plan sponsored by TXU Corp. TXU Gas also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to TXU Gas were $5 million for each of the three months ended March 31, 2004 and 2003, respectively.

      At March 31, 2004, TXU Gas estimates that its total contributions to the pension plan and other postretirement benefit plans for the remainder of 2004 will not be materially different than previously disclosed in the 2003 Form 10-K.

      Regulatory Assets (Liabilities) --

                                                                          March 31,        December 31,
                                                                            2004              2003
                                                                          --------         ------------

        Asset retirement obligations - removal cost...............        $  (131)           $  (129)
        Under(over)-collected gas costs...........................            (10)                (2)
        Distribution safety compliance costs......................             40                 41
        Rate case costs...........................................             23                 17
        Other regulatory assets...................................             38                 38
                                                                          -------            -------
             Regulatory liabilities...............................        $   (40)           $   (35)
                                                                          ========           ========


      Included above are assets of $48 million and $51 million at March 31, 2004 and December 31, 2003, respectively, that are earning a return. The regulatory assets have an average remaining recovery period of approximately 15 years.

      Regulatory liabilities related to asset removal costs were previously classified as a component of accumulated depreciation.

      Accounts Receivable -- At March 31, 2004 and December 31, 2003, accounts receivable are stated net of allowance for uncollectible accounts of $4 million and $3 million, respectively. During the three months ended March 31, 2004, bad debt expense was $2 million and account write-offs were $1 million. During the three months ended March 31, 2003, bad debt expense was $3 million and other activity was $1 million. Allowances related to receivables sold are reported in other current liabilities and totaled $2 million at March 31, 2004 and December 31, 2003.

      Accounts receivable included $17 million and $27 million of unbilled revenues at March 31, 2004 and December 31, 2003, respectively.

      Intangible Assets -- Intangible assets other than goodwill are comprised of the following:

                                                     As of March 31, 2004               As of December 31,  2003
                                              ------------------------------------   ------------------------------
                                               Gross                                  Gross
                                             Carrying    Accumulated                 Carrying    Accumulated
                                              Amount    Amortization      Net         Amount     Amortization     Net
                                              ------    ------------      ---         ------     ------------     ---

Amortized intangible assets
    Capitalized software..............        $  32       $  17         $  15         $  32        $  15         $  17
    Land easements....................           16           8             8            16            9             7
                                              -----       -----         -----         -----        -----         -----
          Total.......................        $  48       $  25         $  23         $  48        $  24         $  24
                                              =====       =====         =====         =====        =====         =====


      Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. TXU Gas has no intangible assets (other than goodwill) that are not amortized.

      Aggregate amortization expense for intangible assets was $1 million for the three months ended March 31, 2004 and 2003.


      Inventories by Major Category--
                                                                    March 31,        December 31,
                                                                      2004              2003
                                                                    ----------       ------------

Materials and supplies, at cost................................   $     6           $     5
Gas stored underground, primarily at weighted average cost.....       106               139
                                                                  -------           -------
     Total inventories.........................................   $   112           $   144
                                                                  =======           =======

      Property, Plant and Equipment-- At March 31, 2004 and December 31, 2003, property, plant and equipment was stated net of accumulated depreciation and amortization of $291 million and $275 million, respectively.

      Derivatives and Hedges - TXU Gas had interest rate swaps related to the preferred securities of the subsidiary financing trust that expired on July 1, 2003. The terms of these interest rate swap agreements, which had been designated as cash flow hedges, matched the terms of the underlying hedged indebtedness. As a result, TXU Gas experienced no hedge ineffectiveness. TXU Gas has no other cash flow hedges at this time.

      Affiliate Transactions -- The following represent significant affiliate transactions of TXU Gas:

      o Average daily short-term advances from affiliates during the first three months of 2004 and 2003 were $175 million and $168 million, respectively, and interest expense incurred on the advances was approximately $1 million during the first three months of 2004 and 2003. The average interest rate for the three months ended March 31, 2004 and 2003 was 2.86% and 2.60%, respectively.
      o TXU Energy charges TXU Gas for customer and administrative services at cost. For the three months ended March 31, 2004 and 2003, these costs totaled $7 million. These charges are reported in operation and maintenance expenses.
      o Oncor charges TXU Gas for customer and administrative services at cost. For the three months ended March 31, 2004 and 2003, these costs totaled $5 million and $8 million, respectively. These charges are reported in operation and maintenance expenses.
      o Included in reported revenues were $3 million from the sale and transportation of gas to other TXU Corp. subsidiaries for the three months ended March 31, 2004 and 2003.
      o TXU Business Services charges TXU Gas for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended March 31, 2004 and 2003, these costs totaled $9 million. These costs are largely reported in operation and maintenance expense.

INDEPENDENT ACCOUNTANTS' REPORT



TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas Company and subsidiaries (TXU Gas) as of March 31, 2004, and the related condensed statements of consolidated income, comprehensive income, and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of TXU Gas' management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of TXU Gas as of December 31, 2003, and the related statements of consolidated income, comprehensive income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE  LLP

Dallas, Texas
May 14, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      TXU Gas, a Texas corporation, is a largely regulated business engaged primarily in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. TXU Gas is a wholly-owned subsidiary of TXU Corp.

      TXU Gas serves more than 1.4 million retail gas customers and owns and operates gas distribution mains, gas transportation and gathering pipelines and underground storage reservoirs. TXU Gas also provides transportation services to gas distribution companies, electricity generation plants, end-use industrial customers and through-system shippers. Through Oncor Utility Solutions, TXU Gas also offers utility asset management services to cooperatives and municipally-owned and investor-owned utilities in North America.

      TXU Corp.'s Strategic Initiatives - On April 26, 2004, TXU Corp. announced a series of proposed transactions, including the intent to sell TXU Gas. It is expected that any transaction would be closed by the end of 2004, and the sales price is expected to approximate book value.

RESULTS OF OPERATIONS

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

Operating Data


                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                 2004            2003
                                                                              --------        -------
  Operating statistics - volumes:
     Retail gas distribution (Bcf):
         Residential...............................................                 38              45
         Business and other........................................                 22              26
                                                                              --------        --------
            Total gas distribution.................................                 60              71
                                                                              ========        ========

     Pipeline transportation (Bcf).................................                 87              86
                                                                              ========        ========

  Retail gas distribution customers (in thousands).................              1,489           1,475

  Operating revenues (millions of dollars):
     Retail gas distribution:
         Residential...............................................           $    312        $    401
         Business and other (a)....................................                159             193
                                                                              --------        --------
            Total gas distribution (a).............................                471             594
     Pipeline transportation (a)...................................                 16              16
     Other revenues, net of eliminations (a).......................                 21              11
                                                                              --------        --------
            Total operating revenues...............................           $    508        $    621
                                                                              ========        ========

  Weather (average for service territory) (b) Percent of normal:
         Heating degree days.......................................           88.6%           106.6%

--------------------------

(a) Prior periods reclassified to conform to current year presentation.
(b) Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      TXU Gas' operating revenues decreased $113 million, or 18%, to $508 million reflecting $81 million as a result of a 15% decline in distribution sales volumes due to warmer winter weather and $44 million due to a 13% decrease in the average cost of gas. These decreases were partially offset by $8 million from the sale of pipeline inventory and $2 million from increased revenue in the utility asset management services business.

      Gross margin (operating revenue less gas purchased for resale) decreased $9 million, or 5%, to $182 million in 2004. The decrease reflected the effect of the lower distribution sales volumes and gas prices ($19 million), offset by a $3 million net gain from the sale of pipeline inventory, a timing difference on the recovery of industrial customer gas costs in the first quarter of 2003 of $3 million and the increased revenues from the utility asset management services business of $2 million.

      Gross margin is considered a key operating metric as it generally measures the contribution of distribution service rates to recover the operating and other costs of the business.

      Operation and maintenance expense increased $3 million, or 5%, to $69 million in 2004. The increase reflects $2 million related to increased activity in the utility asset management services business and a $1 million increase in overall maintenance expenses, primarily for gas mains.

      Taxes other than income increased $9 million, or 41%, to $31 million in 2004. The increase was primarily driven by higher gross receipts taxes, reflecting higher prior period revenues on which these taxes are based.

      Interest expense and related charges decreased $3 million, or 27%, to $8 million in 2004. The decrease reflects $2 million in lower average debt levels, and a $1 million decrease due to lower average interest rates, primarily due to a higher proportion of lower interest rate advances from affiliates.

      The effective income tax rate was 33.3% in 2004 and 34.2% in 2003. There were no significant unusual items impacting the effective rates.

      Net income decreased $12 million, or 24%, to $38 million in 2004, driven by the decline in gross margin and higher gross receipts taxes incurred in 2004. Net pension and postretirement benefit costs reduced net income by $3 million in 2004 and 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows -- Cash provided by operating activities for the three months ended March 31, 2004 was $93 million compared with $81 million for the same period last year. The increase in cash flows provided by operating activities of $12 million was driven by higher cash earnings (net income adjusted for the significant noncash items identified in the statement of cash flows) of $40 million, and a $7 million increase in working capital (accounts receivable, accounts payable and inventory), partially offset by a decrease of $35 million, reflecting timing of tax payments and rate case costs recorded as regulatory assets.

      Cash used in financing activities was $74 million in 2004 compared with $55 million in 2003. Retirements of long-term debt were $150 million in 2004 compared to $125 million in 2003, reflecting payment of scheduled debt maturities. A total of $77 million was advanced from TXU Corp. in 2004 compared to $72 million advanced from TXU Corp. in 2003.

Financing Activities

        See Notes 2, 3, and 4 to Financial Statements for further detail of expected financing arrangements, debt issuance and retirements, debt held by unconsolidated subsidiary trusts and preferred stock.

        Capitalization -- Total capitalization at March 31, 2004 of $1.3 billion consisted of approximately 20.5% long-term debt less amount due currently, 11.5% long term debt held by subsidiary trust, 5.6% preferred stock, and 62.4% common stock equity.

      Short-term Borrowings -- At March 31, 2004, TXU Gas had outstanding short-term borrowings consisting of advances from affiliates of $231 million at a weighted average interest rate of 2.86%. At December 31, 2003, TXU Gas had outstanding short-term advances from affiliates of $154 million at a weighted average interest rate of 2.85%.

      Credit Facilities -- On April 26, 2004, a new $300 million, 364-day credit facility was established for TXU Gas. Borrowings of $185 million under this new facility were used to repay advances from affiliates. Amounts borrowed and repaid under the facility may not be re-borrowed.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, US subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Gas under the program at March 31, 2004 and December 31, 2003 totaled $103 million and $53 million, respectively. The increase of $52 million primarily reflects seasonality. See Note 2 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Registered Financing Arrangements -- TXU Gas has the ability to issue and sell additional debt and equity securities as needed, including issuances of up to an aggregate of $400 million of debt securities and/or preferred securities of subsidiary trusts, all of which are currently registered with the Securities and Exchange Commission for offering pursuant to Rule 415 under the Securities Act.

Credit Ratings of TXU Corp. and TXU Gas

     Credit Ratings-- The current credit ratings for TXU Corp. and TXU Gas are presented below:

                                    TXU Corp.           TXU Gas
                                    ---------           -------
                                     (Senior            (Senior
                                    Unsecured)         Unsecured)
S&P..........................          BBB-               BBB
Moody's......................          Ba1                Baa3
Fitch........................          BBB-               BBB-



      Moody's and Fitch currently maintain a stable outlook for TXU Corp. and an evolving outlook for TXU Gas. S&P currently maintains a negative outlook for TXU Corp. and a developing outlook for TXU Gas.

      These ratings are investment grade, except for Moody's rating of TXU Corp.'s senior unsecured debt, which is one rating level below investment grade.

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

      A default by TXU Gas or its subsidiaries on indebtedness of $50 million or more would result in a cross default under its new $300 million 364-day credit facility.

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

      Long-term Contractual Obligations and Commitments -- There have been no significant changes in contractual cash obligations of TXU Gas, since December 31, 2003 as disclosed in the 2003 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables and in Note 2 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

      See Note 5 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

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

       On April 23, 2004, the staff hearings examiners assigned to TXU Gas' pending rate proceeding at the RRC issued a preliminary recommendation known as a Proposal For Decision ("PFD"), which was revised on April 30, 2004. The staff hearings examiners' PFD recommends a total annual decrease in rates of approximately $53 million. TXU Gas believes that the evidence presented in the proceeding supports its request. In addition, TXU Gas believes that the staff hearings examiners' PFD does not follow applicable law or precedent in many important respects. TXU Gas will file written exceptions to this PFD and present oral arguments to the Commissioners of the RRC in an open meeting prior to the issuance of an order in the proceeding by the RRC.

      In July and August 2001, TXU Gas filed two cases with the RRC, a gas cost review and a gas cost reconciliation, covering the period between November 1997 and June 2001, seeking to recover $29 million of under-recovered gas costs. On August 6, 2002, a partial settlement was approved by the RRC authorizing TXU Gas to recover $18 million of this amount, which has been recovered through a surcharge, while $11 million in under-recovered gas costs remained pending. On April 23, 2004, the RRC Commissioners approved a settlement that resolved all of the pending issues with no material impact on TXU Gas' earnings.

      In August 2003, TXU Gas filed the city gate gas cost reconciliation for the twelve-month period ended June 30, 2003 with the RRC and the incorporated cities served by TXU Gas. TXU Gas reconciled $797 million of gas costs. Including interest and prior period adjustments, TXU Gas under-recovered $6 million of gas costs which is being recovered via a surcharge over nine months starting October 2003.

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

      Some important factors, in addition to others specifically addressed in this MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, that could have a material impact on TXU Gas' operations, financial results and financial condition, and could cause TXU Corp.'s actual results or outcomes to differ materially from any projected outcome contained in any forward-looking statement in this report, include:

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

      As a result of the energy crisis in California during 2001, the recent volatility of natural gas prices in North America, the bankruptcy filing by Enron Corporation, accounting irregularities of public companies, and investigations by governmental authorities into energy trading activities, companies in the regulated and non-regulated utility businesses have been under a generally increased amount of public and regulatory scrutiny. Accounting irregularities at certain companies in the industry have caused regulators and legislators to review current accounting practices and financial disclosures. The capital markets and ratings agencies also have increased their level of scrutiny. Additionally, allegations against various energy trading companies of "round trip" or "wash" transactions, which involve the simultaneous buying and selling of the same amount of power at the same price and delivery location and provide no true economic benefit, power market manipulation and inaccurate power and commodity price reporting have had a negative effect on the industry. TXU Gas believes that it is complying with all applicable laws, but it is difficult or impossible to predict or control what effect these events may have on TXU Gas' financial condition or access to the capital markets. Additionally, it is unclear what laws and regulations may develop, and TXU Gas cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or its operations specifically.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Gas and its subsidiaries (collectively, TXU Gas) contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Gas' 2003 Form 10-K, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements.

      Any forward-looking statement speaks only as of the date on which it is made, and TXU Gas undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for TXU Gas to predict all of them; nor can TXU Gas assess the impact of each such factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as discussed below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2003 Form 10-K and is therefore not presented herein.

INTEREST RATE RISK

      See Note 2 to Financial Statements for a table showing the outstanding long-term debt of TXU Gas as of March 31, 2004 and December 31, 2003.

CREDIT RISK

      Credit risk relates to the risk of loss associated with non-performance by non-affiliated counterparties. TXU Gas' gross exposure to credit risk, net of receivable sales as of March 31, 2004 was $8 million, after reserves of $4 million, primarily representing trade accounts receivable associated with the sale of natural gas to residential and business customers. TXU Gas had one customer with a balance of $1 million that represented greater than 10% of TXU Gas' trade accounts receivable at March 31, 2004. This customer is a Texas state agency. The risk of material loss from non-performance of this customer is unlikely based upon historical experience. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions.


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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits provided as part of Part II are:
                 Previously Filed*
                 -----------------
                     With File            As
  Exhibits            Number           Exhibit
  --------            ------           -------
15                                                --    Letter from independent accountants as to unaudited interim financial information.

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of C. John Wilder, principal executive officer of TXU Gas Company, pursuant to Rule 13a - 14(a)/15d - 14(a)
                                                        of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)                                             --    Certification of Scott Longhurst, principal financial
                                                        officer of TXU Gas Company, pursuant to Rule 13a - 14(a)/15d
                                                        - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)           Section 1350 Certifications.
32(a)                                             --    Certification of C. John Wilder, principal executive officer of TXU Gas Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                                                        2002.
32(b)                                             --    Certification of Scott Longhurst, principal financial
                                                        officer of TXU Gas Company, pursuant to 18 U.S.C. Section
                                                        1350, as adopted pursuant to Section 906 of the
                                                        Sarbanes-Oxley Act of 2002.
(99)           Additional Exhibits.
99                                                --    Condensed Statements of Consolidated Income - Twelve Months
                                                        Ended March 31, 2004
----------------------------
*        Incorporated herein by reference.


          (b) Reports on Form 8-K furnished or filed since December 31, 2003:

           Date of Report            Item Reported
           --------------            -------------

           April 26, 2004            Item. 5             Other Events and Regulation FD Disclosure

           April 27, 2004            Item. 5             Other Events and Regulation FD Disclosure




                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               TXU GAS COMPANY

                                               By    /s/ David H. Anderson
                                                   ----------------------------
                                                   David H. Anderson
                                                   Vice President & Principal
                                                   Accounting Officer


May 14, 2004