Form 10-Q
period 2004-06-30
TXU GAS CO
filed 2004-08-16
CIK 33015

=====================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Common Stock outstanding at August 10, 2004: 449,631 shares, par value $0.01 per share.

===============================================================================

TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------------------

                                                                                                          Page
                                                                                                          ----
Glossary..........................................................................................          ii

PART I.  FINANCIAL INFORMATION


       Item 1. Financial Statements

               Condensed Statements of Consolidated Income (Loss) and Comprehensive Income (Loss)--
               Three and Six Months Ended June 30, 2004 and 2003..................................             1

               Condensed Statements of Consolidated Cash Flows --
               Six Months Ended June 30, 2004 and 2003............................................             2

               Condensed Consolidated Balance Sheets --
               June 30, 2004 and December 31, 2003................................................             3

               Notes to Condensed Financial Statements............................................             4

               Report of Independent Registered Public Accounting Firm............................            13


       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................................            14

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................            22

       Item 4. Controls and Procedures............................................................            22

PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K...................................................            22

SIGNATURE.........................................................................................            24

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

1999 Restructuring Legislation.................     Legislation  that  restructured the electric utility industry in Texas to provide for competition

2003 Form 10-K.................................     TXU Gas'  Annual  Report  on Form  10-K  for the  year  ended
                                                    December 31, 2003

Bcf............................................     billion cubic feet

Commission.....................................     Public Utility Commission of Texas

Electric Delivery..............................     refers to TXU Electric Delivery Company (formerly Oncor
                                                    Electric Delivery Company), a subsidiary of US Holdings,
                                                    or Electric Delivery and its consolidated bankruptcy
                                                    remote financing subsidiary, TXU Electric Delivery
                                                    Transition Bond Company LLC (formerly Oncor Electric
                                                    Delivery Transition Bond Company LLC), depending on
                                                    context

Energy.........................................     refers  to  TXU  Energy  Company  LLC,  a  subsidiary  of  US
                                                    Holdings, and/or its consolidated subsidiaries,  depending on context

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

TCEQ...........................................     Texas Commission on Environmental Quality

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

TXU Gas........................................     refers to TXU Gas  Company,  a subsidiary  of TXU Corp.,  and
                                                    /or  its subsidiaries, depending on context

US.............................................     United States of America

US GAAP........................................     accounting principles generally accepted in the US

US Holdings....................................     TXU US Holdings Company, a subsidiary of TXU Corp.

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        TXU GAS COMPANY AND SUBSIDIARIES
               CONDENSED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                                   (Unaudited)

                                                                      Three Months Ended       Six Months Ended
                                                                           June 30,                 June 30,
                                                                     --------------------    ----------------------
                                                                       2004          2003       2004          2003
                                                                      ------       -------     ------        ------
                                                                                             (millions of dollars)
Operating revenues.........................................          $   216     $   199     $   724       $   820
                                                                     -------     -------     -------       -------

 Operating expenses:
     Gas purchased for resale..............................              102          89         428           519
     Operation and maintenance.............................              137          72         206           139
     Depreciation and amortization.........................               19          19          38            37
     Income tax expense (benefit)..........................              (13)         (9)          4            16
     Taxes other than income...............................               30          33          61            55
                                                                     -------     -------     -------       -------
        Total operating expenses...........................              275         204         737           766

Operating income (loss)....................................              (59)         (5)        (13)           54

Other income and deductions
         Other income......................................                2           1           4             3
         Other deductions..................................              125           -         125             -
         Nonoperating income tax expense (benefit) ........              (29)          -         (27)            1

Interest income............................................                -           -           -             1

Interest expense and related charges.......................                8          11          16            22
                                                                     -------     -------     -------       -------

Net income (loss)..........................................             (161)        (15)       (123)           35

Preferred stock dividends..................................                1           1           2             2
                                                                     -------     -------     -------       -------

Net income (loss) applicable to common stock...............          $  (162)    $   (16)    $  (125)      $    33
                                                                     ========    =======     ========      =======

                                      CONDENSED STATEMENTS OF CONSOLIDATED
                                           COMPREHENSIVE INCOME (LOSS)
                                                   (Unaudited)

Net Income (loss)..........................................           $  (161)    $   (15)    $  (123)     $    35
                                                                      --------    -------     --------     -------
 Other comprehensive income:
     Cash flow hedge activity, net of tax effect:
         Amounts realized in earnings......................                 -           1           -            2
                                                                      -------     -------     -------      -------
           Total...........................................                 -           1           -            2
                                                                      -------     -------     -------      -------

Comprehensive income (loss)................................           $  (161)    $   (14)    $  (123)     $    37
                                                                      ========    =======     ========     =======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                June 30,
                                                                          -----------------------
                                                                            2004           2003
                                                                           ------         -----
                                                                           (millions of dollars)
Cash flows - operating activities:
  Net income (loss)................................................        $ (123)       $   35
  Adjustments to reconcile net income
     to cash provided by operating activities:
     Depreciation and amortization.................................            43            40
     Deferred income taxes - net...................................           (48)            7
     Goodwill impairment...........................................            35             -
     Charge for regulatory disallowances...........................           153             -
     Equity in earnings of affiliates and joint ventures...........             -            (1)
     Adjustments related to gas cost recovery......................             6            34
  Changes in operating assets and liabilities......................           (48)           (9)
                                                                           -------       -------
        Cash provided by operating activities......................            18           106

Cash flows -- financing activities:
  Retirements of long-term debt....................................          (150)         (125)
  Change in notes payable - commercial paper ......................           300             -
  Change in advances from affiliates...............................          (116)           60
  Cash dividends paid..............................................            (4)           (2)
  Debt premium, discount, financing and reacquisition expenses.....             -            (2)
                                                                           ------        -------
        Cash provided by (used in) financing activities............            30           (69)

Cash flows -- investing activities:
  Capital expenditures.............................................           (49)          (48)
  Other............................................................             4             9
                                                                           ------        ------
        Cash used in investing activities..........................           (45)          (39)
                                                                           -------       ------

Net change in cash and cash equivalents............................             3            (2)

Cash and cash equivalents-- beginning balance......................             5             4
                                                                           ------        ------

Cash and cash equivalents-- ending balance.........................        $    8        $    2
                                                                           ======        ======

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                               June 30,       December 31,
                                                                                                2004              2003
                                                                                            ------------      ------------
                                                                                                 (millions of dollars)
                                          ASSETS
Current assets:
   Cash and cash equivalents......................................................             $     8          $     5
   Accounts receivable............................................................                  29              101
   Inventories....................................................................                 135              144
   Other current assets...........................................................                  50               27
                                                                                               -------        ---------
       Total current assets.......................................................                 222              277

Investments:
     Restricted cash..............................................................                  10               10
     Other investments............................................................                  31               35
Property, plant and equipment - net...............................................               1,624            1,685
Goodwill..........................................................................                 300              305
Other noncurrent assets...........................................................                  12               16
                                                                                               -------        ---------

         Total assets.............................................................             $ 2,199        $   2,328
                                                                                               =======        =========

                           LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
   Notes payable - banks..........................................................             $   300                -
   Advances from affiliates.......................................................                  38              154
   Long-term debt due currently...................................................                 150              150
   Accounts payable...............................................................                  51              148
   Other current liabilities......................................................                 130               88
                                                                                               -------        ---------
       Total current liabilities..................................................                 669              540

Accumulated deferred income taxes and investment tax credits......................                  32               79
Long-term debt held by subsidiary trust...........................................                 155              155
All other long-term debt, less amounts due currently..............................                 125              276
Regulatory liabilities............................................................                 113               35
Other noncurrent liabilities and deferred credits.................................                 354              364
                                                                                               -------        ---------
       Total liabilities..........................................................               1,448            1,449

Contingencies (Note 5)

Shareholder's equity :
   Preferred stock - not subject to mandatory redemption ...................                        75               75
   Common stock (par value - $.01 per share):
     Authorized shares - 100,000,000, Outstanding shares - 449,631..........                         -                -
   Additional paid in capital...............................................                       815              815
   Retained deficit.........................................................                      (135)              (7)
   Accumulated other comprehensive loss.....................................                        (4)              (4)
                                                                                               --------         -------
     Total common stock equity..............................................                       676              804
                                                                                               -------          -------
       Total shareholder's equity...........................................                       751              879
                                                                                               -------          -------

         Total liabilities and shareholder's equity.........................                   $ 2,199        $   2,328
                                                                                               =======        =========

See Notes to Financial Statements.

                        TXU GAS COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES AND BUSINESS

      Description of Business -- TXU Gas, a Texas corporation, is a largely regulated business engaged in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. TXU Gas is a wholly-owned subsidiary of TXU Corp. The TXU Gas business is held for sale as described below.

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

      Strategic Initiatives and Other Actions - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others. The review has resulted in the decision to sell TXU Gas. Other actions taken that impact TXU Gas relate to TXU Corp.'s cost structure, including organizational alignments and headcount as well as non-core business activities.

       Sale of TXU Gas
       ---------------

      On June 17, 2004, TXU Gas entered into a definitive merger agreement with an acquisition subsidiary of Atmos Energy Corporation (Atmos) pursuant to which Atmos will acquire the operations of TXU Gas for $1.925 billion in cash. The intent to sell the business had been previously disclosed. The transaction is expected to close by the end of the year, subject to the satisfaction of customary closing conditions and Atmos obtaining limited state regulatory approvals.

      Based on June 30, 2004 balance sheet amounts, estimated assets totaling $111 million and liabilities totaling $1.23 billion would not be assumed by the buyer. The assets consist largely of prepayments related to revenue-related taxes and employee deferred compensation-related investments. The liabilities consist largely of short and long-term debt, pension, post retirement benefits and deferred compensation obligations, and income tax liabilities including deferred income taxes.

      Capgemini Energy Agreement
      --------------------------
      On May 17, 2004, TXU Corp. entered into a services agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp. and subsidiaries, and immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee include information technology, customer call center, billing, human resources, supply chain and certain accounting activities.

      As part of the services agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former employees terminated within 18 months of their transfer to Capgemini. Accordingly, TXU Gas recorded a $7 million ($5 million after-tax) charge for severance expense in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. The charge consists principally of an allocation of severance related to TXU Business Services employees. In addition, TXU Corp. committed to pay for costs associated with transitioning the outsourced activities to Capgemini. The transition costs allocable to TXU Gas are expected to be recorded during the remainder of 2004.

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

      Certain reclassifications have been made to conform prior period data to the current period presentation. The income statement presentation, which is a regulatory format, differs from previous disclosures in that income tax expense and benefit is presented as a component of both operating and nonoperating results. All dollar amounts in the financial statements and tables in the notes are stated in millions of dollars unless otherwise indicated.

      Changes in Accounting Standards -- FIN 46R was issued in December 2003 and replaced FIN 46, which was issued in January 2003. FIN 46R expands and clarifies the guidance originally contained in FIN 46, regarding consolidation of variable interest entities. FIN 46R did not impact results of operations or financial position for the first six months of 2004.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted in December 2003. TXU Corp. is accounting for the effects of the Medicare Act in accordance with FASB Staff Position 106-2. For the three and six months ended June 30, 2004, the effect of adoption of the Medicare Act was a reduction of approximately $1 million and $2 million, respectively, in TXU Gas' postretirement benefit costs.

2.       GAS DISTRIBUTION RATE CASE

      In May 2003, TXU Gas filed, for the first time, a system-wide rate case for the distribution and pipeline operations. The case was filed in all 437 incorporated cities served by the distribution operations, and at the RRC for the pipeline business and for unincorporated areas served by the distribution operations. The TXU Gas filing requested an annual revenue increase of $69.5 million or 7.24%. All 437 cities took action on the case within their statutory time frame, and TXU Gas appealed these actions to the RRC. Twelve parties intervened in the case.

      On May 25, 2004, the RRC issued a final order in TXU Gas' system-wide rate case granting an $11.7 million or 1.22% increase in TXU Gas' rates. Additionally, as a result of the RRC order, TXU Gas recorded a charge of approximately $153 million ($99 million after-tax) in the second quarter 2004 to reserve for certain regulatory disallowances contained within the RRC's order. The disallowances consisted of the following:

       o Gas utility plant investment associated with the replacement of polyethylene pipe ("poly pipe") in the amount of $77 million, with the related charge reported in other deductions;
       o Regulatory asset relating to costs incurred for identifying locations requiring polyethylene pipe ("poly pipe") replacements in the amount of $40 million, with the related charge reported in operation and maintenance expense;
       o Regulatory asset relating to the costs of employee severance programs occurring in 1997 and again in 1999 in the amount of $31 million, with the related charge reported in operation and maintenance expense;
       o Gains on sales of land and cushion gas in the combined approximate amount of $5 million, with the related charge reported in other deductions.

      TXU Gas believes that the final order does not follow applicable law or precedent in many important respects and filed a motion for rehearing requesting the RRC to reconsider and reverse significant judgments that TXU Gas believes are in error. The RRC has denied the motion for rehearing. TXU Gas is filing an appeal in district court.

3.    FINANCING ARRANGEMENTS

      Short-term Borrowings -- At June 30, 2004, TXU Gas had outstanding short-term borrowings consisting of bank borrowings of $300 million at a weighted average interest rate of 2.18% and $38 million of short-term advances from affiliates at a weighted average interest rate of 2.85%. At March 31, 2004, TXU Gas had outstanding short-term advances from affiliates of $231 million at a weighted average interest rate of 2.86%.

      Credit Facilities -- On April 26, 2004, TXU Gas entered into a new $300 million, 364-day credit facility. At June 30, 2004, the facility was fully drawn and borrowings were used to repay advances from affiliates. In July 2004, this facility was repaid and has been terminated.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions (the funding entities). As of June 30, 2004, $47 million of undivided interests in TXU Gas' accounts receivable had been sold by TXU Receivables Company. Effective June 30, 2004, the program was extended through June 28, 2005. Additionally, the extension allows for increased availability of funding through a credit ratings-based reduction of customer deposits previously used to reduce the amount of undivided interests that could be sold. Undivided interests will now be reduced by 100% of the customer deposit for a Baa3/BBB-rating; 50% for a Baa2/BBB rating; and zero % for a Baa1/BBB+ and above rating (based on each originator's credit rating).

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

      The discount from face amount on the purchase of receivables principally funds program fees paid by TXU Receivables Company to the funding entities, as well as a servicing fee paid by TXU Receivables Company to TXU Business Services. The program fees (losses on sale), which consist primarily of interest costs on the underlying financing, were $1 million for each of the six-month periods ending June 30, 2004 and 2003 and approximated 2.1% and 3.6% for the first six months of 2004 and 2003, respectively, of the average funding under the program on an annualized basis; these fees represent the net incremental costs of the program to TXU Gas and are reported in operation and maintenance expenses. The servicing fee, which totaled approximately $1 million and $2 million, for the first six months of 2004 and 2003, respectively, compensates TXU Business Services for its services as collection agent, including maintaining the detailed accounts receivable collection records.

      The June 30, 2004 balance sheet reflects $85 million face amount of trade accounts receivable reduced by $47 million of undivided interests sold by TXU Receivables Company. Funding under the program decreased $6 million for the six months ended June 30, 2004, primarily due to the effect of seasonal fluctuations. Funding under the program for the six months ended June 30, 2003 increased $22 million. Funding increases or decreases under the program are reflected as operating cash flow activity in the statement of cash flows. The carrying amount of the retained interests in the accounts receivable approximated fair value due to the short-term nature of the collection period.

      Activities of TXU Receivables Company related to TXU Gas for the six months ended June 30, 2004 and 2003 were as follows:

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                       2004           2003
                                                                                      ------         ------
Cash collections on accounts receivable......................................         $   885        $  915
Face amount of new receivables purchased.....................................            (872)         (938)
Discount from face amount of purchased receivables...........................               2             3
Program fees paid............................................................              (1)           (1)
Servicing fees paid..........................................................              (1)           (2)
Increase in subordinated notes payable.......................................              (7)            1
                                                                                      -------        ------
     TXU Gas' operating cash flows (provided)/utilized under the program.....         $     6        $  (22)
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

      The delinquency and dilution ratios exceeded the relevant thresholds during the first four months of 2003, but waivers were granted. These ratios were affected by issues related to the transition to competition. Certain billing and collection delays arose due to implementation of new systems and processes within Energy and ERCOT for clearing customers' switching and billing data. Strengthened credit and collection policies and practices have brought the ratios into consistent compliance with the program requirement.

      Under terms of the receivables sale program, all the originators are required to maintain specified fixed charge coverage and leverage ratios (or supply a parent guarantor that meets the ratio requirements). The failure, by an originator or its parent guarantor, if any, to maintain the specified financial ratios would prevent that originator from selling its accounts receivable under the program. If all the originators and the parent guarantor, if any, fail to maintain the specified financial ratios so that there are no eligible originators, the facility would terminate.

      Long-Term Debt -- At June 30, 2004 and December 31, 2003, the long-term debt of TXU Gas and its consolidated subsidiaries consisted of the following:

                                                                                                     June 30,    December 31,
                                                                                                         2004        2003
                                                                                                    -----------  -------------
    6.375% Fixed Notes due February 1, 2004.....................................................     $    --      $   150
    7.125% Fixed Notes due June 15, 2005........................................................         150          150
    6.564% Fixed Remarketed Reset Notes due January 1, 2008, remarketing date July 1, 2005 (a)..         125          125
    Unamortized valuation adjustment............................................................          --            1
                                                                                                      ------       ------
        Total TXU Gas (b)........................................................................        275          426

Less amount due currently........................................................................        150          150
                                                                                                     -------       ------

Total long-term debt.............................................................................    $   125       $  276
                                                                                                     =======       ======

--------------
(a) These series are in the multiannual mode and are subject to mandatory tender prior to maturity on the mandatory remarketing date. On such date, the interest rate and interest rate period will be reset for the notes.
(b) Upon the sale of TXU Gas' operations, under the current definitive agreement, TXU Gas would be required to provide for the satisfaction of the outstanding long-term debt obligations.

4.      LONG-TERM DEBT HELD BY SUBSIDIARY TRUST

      At June 30, 2004 and December 31, 2003, a statutory business trust established as a wholly-owned financing subsidiary of TXU Gas, had 150 units ($147 million) of floating rate mandatorily redeemable preferred securities outstanding. Distributions on these preferred securities are payable quarterly based on an annual floating rate determined quarterly with reference to a three-month LIBOR rate plus a margin. The only assets held by the trust are $155 million principal amount of Floating Rate Junior Subordinated Debentures Series A issued by TXU Gas. The interest on the debentures matches the distributions on the preferred trust securities. The debentures will mature on July 1, 2028. TXU Gas has the right to redeem the debentures and cause the redemption of the preferred securities in whole or in part. TXU Gas owns the common securities issued by its subsidiary trust and has effectively issued a full and unconditional guarantee of the trust's preferred securities.

      As a result of the adoption of FIN 46R in the fourth quarter of 2003, the subsidiary trust has been deconsolidated. As a result, TXU Gas' balance sheet reflects the $155 million of long-term debt held by the trust and an investment in the trust of $8 million, instead of the former presentation of $147 million of preferred interests of subsidiaries. Upon the sale of TXU Gas' operations, under the current definitive agreement, TXU Gas would be required to provide for the satisfaction of these securities.

5.    PREFERRED STOCK

      At June 30, 2004, TXU Gas had 75,000 shares of Adjustable Rate Series F Preferred Stock outstanding (2,000,000 total shares authorized) which is entitled upon liquidation to the stated value of $1,000 per share. The preferred stock series is the underlying preferred stock for depositary shares that were issued to the public. Each depositary share of $25 per share, represents one-fortieth of a share of underlying preferred stock. The dividend rate is determined quarterly, in advance, based on US Treasury rates and was 4.5% at June 30, 2004. Upon the sale of TXU Gas' operations, under the current definitive agreement, TXU Gas would be required to redeem the preferred stock.

      At June 8, 2004, the Board of Directors declared a dividend of $11.25 per share on the outstanding Adjustable Rate Cumulative Preferred Stock, Series F payable on August 1, 2004 to shareholders of record at the close of business on July 16, 2004.

6.    CONTINGENCIES

      On April 13, 2004, the US Commodity Futures Trading Commission (CFTC) issued a subpoena requiring TXU Corp. to produce information about storage of natural gas, including weekly and monthly storage reports submitted to the Energy Information Administration by TXU Gas. This request seeks information for the period of October 31, 2003 through January 2, 2004. TXU Corp. has cooperated with the CFTC, provided the requested information, and believes that TXU Gas has not engaged in any activity that would justify action against it by the CFTC.

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

      Income Tax Contingencies - In April 2003, the IRS proposed to TXU Gas certain adjustments to the US federal income tax returns of ENSERCH Corporation (the acquired predecessor of TXU Gas) for the 1993 calendar year. TXU Gas appealed the proposed adjustments to the IRS Appeals Office and in June 2004, the IRS Appeals Office rejected the substance of TXU Gas' appeal of the IRS proposed adjustments, refused to consider a settlement of the disputed issues, and indicated that the IRS will issue a statutory notice of deficiency for the tax, penalty, and interest due. If the matter is resolved against TXU Gas, TXU Gas would be assessed a deficiency of $65 million (including penalty and interest through June 30, 2004). In addition, TXU Gas would have tax liabilities of $40 million (plus any interest and penalty assessed) related to subsequent years, for which audits have not yet been completed.

      Based on the unsuccessful settlement negotiations, additional tax reserves of $47 million were recorded during the current period to account for the excess of the tax, penalty, and interest asserted by the IRS over the amount of tax reserves previously recorded. In accordance with acquisition accounting rules, the portion of the additional tax reserve related to the pre-acquisition tax, penalty, and interest ($30 million) has been charged to goodwill, and the remaining portion related to interest for periods after August 5, 1997 ($17 million) has been charged to income. TXU Gas has the right to appeal the IRS' proposed adjustments through a court proceeding, and its currently evaluating its legal options. Management believes that reserves recorded related to these matters are adequate. Under the definitive sales agreement, the buyer of the TXU Gas operations will not assume liabilities, among others, related to ENSERCH tax returns contested by the IRS.

      General -- In addition to the above, TXU Gas and its subsidiaries are involved in various other legal and administrative proceedings in the normal course of business the ultimate resolution of which, in the opinion of each, should not have a material effect upon their financial position, results of operations or cash flows.

7.    SUPPLEMENTARY FINANCIAL INFORMATION

      Other Deductions --

                                                              Three Months                   Six Months
                                                             Ended June 30,                 Ended June 30,
                                                        -----------------------       --------------------
                                                         2004            2003           2004          2003
                                                        ------          ------         ------        -------
      Other deductions
         Reserve for regulatory allowance (Note 2).      $   77         $   --         $    77            --
         Goodwill impairment ......................          35             --              35            --
         Employee severance  (Note 1)..............           7             --               7            --
         Regulatory disallowance (Note 2)..........           5             --               5            --
         Other.....................................           1             --               1            --
                                                         ------         ------         -------       -------
            Total other deductions.................      $  125         $   --         $   125       $    --
                                                         ======         ======         =======       =======

      An additional goodwill amount of $30 million was recorded in the second quarter of 2004 in connection with income tax contingencies related to the acquired predecessor of TXU Gas (see Note 6 to Financial Statements). In consideration of the current best estimate of the net proceeds from the expected sale of the business and the expected carrying value of the assets (including goodwill) to be sold under the definitive sales agreement, a goodwill impairment charge of $35 million (pre and after-tax) was recorded in the second quarter of 2004.

      Interest Expense and Related Charges --

                                                              Three Months                    Six Months
                                                             Ended June 30,                 Ended June 30,
                                                        --------------------------     ----------------------
                                                          2004            2003           2004          2003
                                                        -------         -------         ------        ------
      Interest (a).................................      $    7         $   10         $    13       $    20
      Interest-affiliated debt.....................           1              1               3             2
                                                         ------         ------         -------       -------
            Total interest expense and related
      charges .....................................      $    8         $   11         $    16       $    22
                                                         ======         ======         =======       =======

      (a) Includes interest on long-term debt held by subsidiary trust.

      Retirement Plan And Other Postretirement Benefits - TXU Gas is a participating employer in the TXU Retirement Plan, a defined benefit pension plan sponsored by TXU Corp. TXU Gas also participates with TXU Corp. and other affiliated subsidiaries of TXU Corp. to offer health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. The allocated net periodic pension cost and net periodic postretirement benefits cost other than pensions applicable to TXU Gas was $5 million and $4 million for the three months ended June 30, 2004 and 2003, respectively, and $10 million and $9 million for the six months ended June 30, 2004 and 2003, respectively.

      At June 30, 2004, TXU Gas estimates that its total contributions to the pension plan and other postretirement benefit plans for the remainder of 2004 will not be materially different than previously disclosed in the 2003 Form 10-K.

      Regulatory Assets (Liabilities) --

                                                                          June 30,         December 31,
                                                                            2004              2003
                                                                          --------         ------------
        Asset retirement obligations - removal cost...............        $  (135)           $  (129)
        Over-collected gas costs..................................            (13)                (2)
        Distribution safety compliance costs(See Note 2)..........             --                 41
        Rate case costs...........................................             27                 17
        Other regulatory assets...................................              8                 38
                                                                          -------            -------
             Regulatory liabilities...............................        $  (113)           $   (35)
                                                                          ========           ========

      Included above are assets of $51 million at December 31, 2003 that were earning a return. There are no regulatory assets at June 30, 2004 that are earning a return. The regulatory assets have an average remaining recovery period of approximately 15 years (see Note 2 to Financial Statements).

      At June 30, 2004 and December 31, 2003, accounts receivable are stated net of allowance for uncollectible accounts of $5 million and $3 million, respectively. During the six months ended June 30, 2004, bad debt expense was $5 million and account write-offs were $3 million. During the six months ended June 30, 2003, bad debt expense was $7 million. Allowances related to receivables sold are reported in other current liabilities and totaled $2 million at June 30, 2004 and December 31, 2003.

      Accounts receivable included $12 million and $27 million of unbilled revenues at June 30, 2004 and December 31, 2003, respectively.

      Intangible assets other than goodwill are comprised of the following:

                                                    As of June 30, 2004                 As of December 31,  2003
                                           ------------------------------------   ------------------------------
                                              Gross                                   Gross
                                             Carrying    Accumulated                 Carrying     Accumulated
                                              Amount    Amortization      Net         Amount     Amortization      Net
                                              ------    ------------      ---         ------     ------------      ---
Amortized intangible assets
    Capitalized software..............         $  33      $  18         $  15         $  32        $  15         $  17
    Land easements....................            15          8             7            16            9             7
                                               -----      -----         -----         -----        -----         -----
          Total.......................         $  48      $  26         $  22         $  48        $  24         $  24
                                               =====      =====         =====         =====        =====         =====

      Amortized intangible asset balances are classified as property, plant and equipment in the balance sheet. TXU Gas has no intangible assets (other than goodwill) that are not amortized.

      Aggregate amortization expense for intangible assets was $2 million for each of the six month periods ended June 30, 2004 and 2003.

      Inventories by Major Category--

                                                                    June 30,         December 31,
                                                                      2004              2003
                                                                   ----------        ------------

Materials and supplies, at cost...................................   $   6             $   5
Gas stored underground, primarily at weighted average cost........     129               139
                                                                      ----             -----
     Total inventories............................................   $ 135             $ 144
                                                                      ====             =====

      Property, Plant and Equipment-- At June 30, 2004, property, plant and equipment totaling $1.6 billion was stated net of accumulated depreciation and amortization of $307 million and net of a $77 million reserve for regulatory allowances, and at December 31, 2003, property, plant and equipment totaling $1.7 billion was stated net of accumulated depreciation and amortization of $275 million.

      Derivatives and Hedges - TXU Gas had interest rate swaps related to the preferred securities of the subsidiary financing trust that expired on July 1, 2003. The terms of these interest rate swap agreements, which had been designated as cash flow hedges, matched the terms of the underlying hedged indebtedness. As a result, TXU Gas experienced no hedge ineffectiveness. TXU Gas had no cash flow hedges during 2004.

      Affiliate Transactions -- The following represent significant affiliate transactions of TXU Gas:

      o Average daily short-term advances from affiliates for the three months ended June 30, 2004 and 2003 were $114 million and $152 million, respectively, and for the six months ended June 30, 2004 and 2003, were $145 million and $160 million, respectively. Interest expense incurred on the advances for the three months ended June 30, 2004 and 2003 was approximately $1 million in each period, and for the six months ended June 30, 2004 and 2003 was $2 million in each period. The weighted average interest rate for the three months ended June 30, 2004 and 2003 was 2.85% and 3.07%, respectively. The weighted average interest rate for the six months ended June 30, 2004 and 2003 was 2.85% and 2.83%, respectively.
     o Energy charges TXU Gas for customer and administrative services at cost. For the three months ended June 30, 2004 and 2003, these costs totaled $8 million and $7 million, respectively. For the six months ended June 30, 2004 and 2003, these charges totaled $15 million and $14 million, respectively. These charges are reported in operation and maintenance expenses.
     o Electric Delivery charges TXU Gas for customer and administrative services at cost. For the three months ended June 30, 2004 and 2003, these costs totaled $5 million and $7 million, respectively. For the six months ended June 30, 2004 and 2003 these charges totaled $10 million and $15 million, respectively. These charges are reported in operation and maintenance expenses.
    o Included in reported revenues were $3 million and $5 million from the sale and transportation of gas to other TXU Corp. subsidiaries for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, these revenues totaled $4 million and $8 million, respectively.
    o Affiliated interest expense includes $600 thousand for the six months ended June 30, 2004, related to interest expense allocated to TXU Gas for the LOC 2003 Trust, a special purpose, wholly-owned subsidiary of TXU Corp. (LOC Trust). LOC Trust's assets constitute collateral for the benefit of the lenders to secure issuances of letters of credit or loans to TXU Corp. and its subsidiaries.
    o TXU Business Services charges TXU Gas for certain financial, accounting, information technology, environmental, procurement and personnel services and other administrative services at cost. For the three months ended June 30, 2004 and 2003, these costs totaled $12 million and $8 million, respectively. For the six months ended June 30, 2004 and 2003, these costs totaled $21 million and $17 million, respectively. These costs are largely reported in operation and maintenance expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



TXU Gas Company:

We have reviewed the accompanying condensed consolidated balance sheet of TXU Gas and subsidiaries as of June 30, 2004, and the related condensed statements of consolidated income (loss) and of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed statements of consolidated cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of TXU Gas' management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TXU Gas as of December 31, 2003, and the related statements of consolidated income, comprehensive income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE  LLP

Dallas, Texas
August 13, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

      TXU Gas, a Texas corporation, is a largely regulated business engaged primarily in the purchase, transmission, distribution and sale of natural gas in the north-central, eastern and western parts of Texas. TXU Gas is a wholly-owned subsidiary of TXU Corp. The TXU Gas business is held for sale as described below.


      TXU Gas serves more than 1.4 million retail gas customers and owns and operates gas distribution mains, gas transportation and gathering pipelines and underground storage reservoirs. TXU Gas also provides transportation services to gas distribution companies, electricity generation plants, end-use industrial customers and through-system shippers.

      Strategic Initiatives and Other Actions - As previously reported, on February 23, 2004, C. John Wilder was named president and chief executive of TXU Corp. Mr. Wilder was formerly executive vice president and chief financial officer of Entergy Corporation. Mr. Wilder has been reviewing the operations of TXU Corp. and has formulated certain strategic initiatives and continues to develop others. The review has resulted in the decision to sell TXU Gas. Other actions taken that impact TXU Gas relate to TXU Corp.'s cost structure, including organizational alignments and headcount as well as non-core business activities.

      Sale of TXU Gas
      ---------------

      On June 17, 2004, TXU Gas entered into a definitive merger agreement with an acquisition subsidiary of Atmos Energy Corporation (Atmos) pursuant to which Atmos will acquire the operations of TXU Gas for $1.925 billion in cash. Atmos has guaranteed all of the obligations of its subsidiary under the agreement.

      Based on June 30, 2004 balance sheet amounts, estimated assets totaling $111 million and liabilities totaling $1.23 billion would not be assumed by the buyer. The assets consist largely of prepayments related to revenue-related taxes and employee deferred compensation-related investments. The liabilities consist largely of short and long-term debt, pension, post retirement benefits and deferred compensation obligations, and income tax liabilities including deferred income taxes.

      The agreement does not contain any financing contingency. The transaction is, however, subject to several customary closing conditions most notably (i) Atmos obtaining state regulatory approval in Missouri, Virginia and Iowa (ii) the absence of any material adverse effect with respect to the business of TXU Gas and its subsidiaries taken together as a whole and (iii) TXU Gas providing for the satisfaction of all of its outstanding debt securities and preferred stock. The parties are working to satisfy the closing conditions and the transaction is expected to close by the end of the year.

      The agreement may be terminated in certain circumstances most notably
(i) by the mutual consent of the parties, (ii) by either party 30 days after giving written notice to the other party of a material breach of the agreement and the breach has not been cured or waived and (iii) by either party if the transaction has not closed on or before December 31, 2004. Under the terms of the agreement, if TXU Gas has satisfied all of its applicable closing conditions and Atmos is unable to close the transaction by December 31, 2004 then Atmos will be required to pay $15 million to TXU Gas.

      The agreement contains certain operating covenants with respect to the operations of TXU Gas' business pending the consummation of the acquisition. Generally, TXU Gas must carry on its business in the ordinary course consistent with past practice and TXU Gas must cooperate with Atmos to effect an orderly transition of the business.

       TXU Corp. has filed the agreement with the SEC, and it is publicly available.

       Capgemini Energy Agreement
       --------------------------

      On May 17, 2004, TXU Corp. entered into a services agreement with a subsidiary of Cap Gemini North America Inc., Capgemini Energy LP (Capgemini), a new company initially providing business process support services to TXU Corp. and subsidiaries and immediately implementing a plan to offer similar services to other utility companies. Under the ten-year agreement, over 2,500 employees transferred from subsidiaries of TXU Corp. to Capgemini effective July 1, 2004. Outsourced base support services performed by Capgemini for a fixed fee include information technology, customer call center, billing, human resources, supply chain and certain accounting activities. TXU Gas expects that the Capgemini arrangement will result in improved service levels and significant cost savings, as a result of lower allocated costs from TXU Corp. and its subsidiaries.

      As part of the services agreements, TXU Corp. agreed to indemnify Capgemini for severance costs incurred by Capgemini for former TXU Corp. employees terminated within 18 months of their transfer to Capgemini. Accordingly, TXU Gas recorded a $7 million ($5 million after-tax) charge for severance expense in the second quarter of 2004, which represents a reasonable estimate of the indemnity and is reported in other deductions. The charge consists principally of an allocation of severance related to TXU Business Services employees. In addition, TXU Corp. committed to pay for costs associated with transitioning the outsourced activities to Capgemini. The transition costs allocable to TXU Gas are expected to be recorded during the remainder of 2004.

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

Operating Data
--------------

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                        -----------------------      ----------------------
                                                           2004          2003           2004          2003
                                                          ------        ------         ------        ------
  Operating statistics - volumes:
     Retail gas distribution (Bcf):
         Residential...............................            9             8            46            53
         Business and other........................           10             9            32            35
                                                        --------      --------       -------       -------
            Total gas distribution.................           19            17            78            88
                                                        ========      ========       =======       =======

     Pipeline transportation (Bcf).................           92            92           180           178
                                                        ========      ========       =======       =======

  Retail gas distribution customers (in thousands).                                     1,478        1,458

  Operating revenues (millions of dollars):
     Retail gas distribution:
         Residential...............................     $    114      $     94       $   426       $   495
         Business and other (a)....................           77            76           236           269
                                                        --------      --------       -------       -------
            Total gas distribution (a).............          191           170           662           764
     Pipeline transportation (a)...................           14            12            30            28
     Other revenues, net of eliminations (a).......           11            17            32            28
                                                        --------      --------       -------       -------
            Total operating revenues...............     $    216      $    199       $   724       $   820
                                                        ========      ========       =======       =======

  Weather (average for service territory) (b)
   Percent of normal:
         Heating degree days.......................         82.0%         53.0%          87.6%         102.3%

--------------------------

(a) Prior periods reclassified to conform to current year presentation.
(b) Weather data is obtained from Meteorlogix, an independent company that collects weather data from reporting stations of the National Oceanic and Atmospheric Administration (a federal agency under the US Department of Commerce).

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
------------------------------------------------------------------------------

      TXU Gas' operating revenues increased $17 million, or 9%, to $216 million. The increase reflected $20 million from a 20% increase in the average cost of gas and $3 million from a 3% increase in distribution sales volumes. These increases were partially offset by $5 million from decreased revenue in the utility asset management services on lower contract activity.

      Gross margin (operating revenue less gas purchased for resale) increased $4 million, or 4%, to $114 million in 2004. The increase reflected a favorable benefit of $8 million resulting from the annual reconciliation of the estimated lost and unaccounted for volumes for the twelve month periods ending June 30, 2004 and 2003, partially offset by a decrease in revenues from the utility asset management services business of $5 million.

      Gross margin is considered a key operating metric as it generally measures the contribution of distribution service rates to recover the operating and other costs of the business.

      Operation and maintenance expense increased $65 million, or 90%, to $137 million in 2004. The increase reflects $71 million in charges arising from disallowances of regulatory assets (see Note 2 to Financial Statements), partially offset by $5 million related to decreased activity in the utility asset management services business.

      Taxes other than income decreased $3 million, or 9%, to $30 million in 2004. The decrease was primarily driven by lower gross receipts taxes of $4 million, reflecting lower prior period revenues on which these taxes are based, partially offset by an increase in ad valorem / property taxes of $1 million due to increased property values and tax rates.

      Other deductions in 2004 of $125 million include $77 million in charges arising from regulatory disallowances of capitalized poly pipe assets (see Note 2 to Financial Statements), $35 million for the impairment of goodwill (see Note 7 to Financial Statements), $7 million in severance charges due to strategic actions initiated by TXU Corp. (see Note 1 to Financial Statements), and $5 million due to regulatory disallowances (see Note 2 to Financial Statements).

      Interest expense and related charges decreased $3 million, or 27%, to $8 million in 2004. The decrease reflects $2 million in lower average debt levels, and a $1 million decrease due to lower average interest rates in 2004, primarily due to the expiration of an interest rate swap (see Note 7 to Financial Statements).

      The effective income tax rate on a combined operating and nonoperating loss was 20.6% in 2004 and 37.5% in 2003. The decrease reflects a $17 million charge related to additional tax reserves for a pre-acquisition tax dispute (see Note 6 to Financial Statements) and $12 million due to the non-deductible impairment of goodwill (see Note 7 to Financial Statements).

      Net loss was $161 million in 2004 compared to $15 million in 2003. The increased loss was driven by the regulatory disallowances, the goodwill impairment and severance charges. Net pension and postretirement benefit costs reduced net income by $2 million in both 2004 and 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003
-----------------------------------------------------------------------------

      TXU Gas' operating revenues decreased $96 million, or 12%, to $724 million. The decrease reflected $81 million from an 11% decline in distribution sales volumes primarily due to warmer winter weather, $26 million due to a 5% decrease in the average cost of gas, and $3 million from lower contract activity in the utility asset management services business. These decreases were partially offset by $8 million from the sale of pipeline inventory and $3 million of increased tariff revenue due to higher distribution rates.

      Gross margin (operating revenue less gas purchased for resale) decreased $5 million, or 2%, to $296 million in 2004. The decrease reflects $21 million from the effect of lower distribution sales volumes and gas prices and a $3 million decrease in revenues in the utility asset management services business, partially offset by improvements in lost and unaccounted for gas of $12 million, a net $3 million gain from the sale of pipeline inventory and $3 million in higher distribution rates.

      Operation and maintenance expense increased $67 million, or 48%, to $206 million in 2004. The increase reflects $71 million in charges arising from disallowances of regulatory assets (see Note 2 to Financial Statements), partially offset by $4 million related to decreased activity in the utility asset management services business.

      Taxes other than income increased $6 million, or 11%, to $61 million in 2004. The increase was primarily driven by higher gross receipts taxes of $5 million, reflecting higher prior period revenues on which these taxes are based, and an increase in taxes of $1 million due to increased plant, property values and tax rates.

      Other deductions in 2004 of $125 million include $77 million in charges arising from regulatory disallowances of capitalized poly pipe assets, $35 million for the impairment of goodwill (see Note 7 to Financial Statements), and $7 million in severance charges due to strategic actions initiated by TXU Corp. (see Note 1 to Financial Statements), and $5 million due to regulatory disallowances (see Note 2 to Financial Statements).

      Interest expense and related charges decreased $6 million, or 27%, to $16 million in 2004. The decrease reflects $4 million in lower average debt levels, and a $2 million decrease due to lower average interest rates, primarily due to the expiration of an interest rate swap (see Note 7 to Financial Statements).

      The effective income tax rate on a combined operating and nonoperating loss was 15.8% in 2004 and 32.7% in 2003. The decrease reflects a $17 million charge related to additional tax reserves for a pre-acquisition tax dispute (see Note 6 to Financial Statements) and $12 million due to the non-deductible impairment of goodwill (see Note 7 to Financial Statements).

      Net loss was $123 million in 2004 compared to income of $35 million in 2003. The decline in results was driven by regulatory disallowances, the goodwill impairment and severance charges. Net pension and postretirement benefit costs reduced net income by $5 million in 2004 and by $4 million 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows -- Cash provided by operating activities for the six months ended June 30, 2004 was $18 million compared with $106 million for the same period last year. The decrease in cash flows from operating activities of $88 million was driven by lower cash earnings (net income adjusted for the significant non-cash items identified in the statement of cash flows) of $49 million, and $21 million in unfavorable working capital changes (accounts receivable, accounts payable and inventory). The unfavorable working capital change is primarily due to timing of payments of affiliate payables.

      Cash provided by financing activities was $30 million in 2004 compared with utilization of $69 million in 2003. Retirements of long-term debt were $150 million in 2004 compared to $125 million in 2003, reflecting payment of scheduled debt maturities. A total of $116 million in affiliate advances was repaid to TXU Corp. in 2004 compared to $60 million advanced from TXU Corp. in 2003. A $300 million credit facility was established and fully drawn in April 2004; the funds were advanced to TXU Corp. and contributed to the change in affiliate advances.

      Cash flows utilized by investing activities totaled $45 million in 2004, compared to $39 million used by investing activities in 2003.

      Depreciation and amortization expense reported in the statement of cash flows exceeds the amount reported in the income statement for the six months ended June 30, 2004 and 2003 by $5 million and $3 million, respectively. This difference represents amortization of certain regulatory assets, which is reported as operation and maintenance expense in the statement of income.

Financing Activities
--------------------

        See Notes 3, 4, and 5 to Financial Statements for further detail of expected financing arrangements, debt issuance and retirements, debt held by unconsolidated subsidiary trusts and preferred stock.

        Capitalization -- Total capitalization at June 30, 2004 of $1 billion consisted of approximately 12.1% long-term debt less amount due currently, 15% long term debt held by subsidiary trust, 7.3% preferred stock, and 65.6% common stock equity.

      Short-term Borrowings -- At June 30, 2004, TXU Gas had outstanding short-term borrowings consisting of bank borrowings of $300 million at a weighted average interest rate of 2.18% and $38 million of short-term advances from affiliates at a weighted average interest rate of 2.85%. At March 31, 2004, TXU Gas had outstanding short-term advances from affiliates of $231 million at a weighted average interest rate of 2.86%.

      Credit Facilities -- On April 26, 2004, a new $300 million, 364-day credit facility was established for TXU Gas. Borrowings of $300 million under this new facility were used to repay advances from affiliates. This facility was repaid and terminated in July 2004 with advances from affiliates.

      Sale of Receivables -- TXU Corp. has established an accounts receivable securitization program. The activity under this program is accounted for as a sale of accounts receivable in accordance with SFAS 140. Under the program, subsidiaries of TXU Corp. (originators) sell trade accounts receivable to TXU Receivables Company, a consolidated wholly-owned bankruptcy remote direct subsidiary of TXU Corp., which sells undivided interests in the purchased accounts receivable for cash to special purpose entities established by financial institutions. All new trade receivables under the program generated by the originators are continuously purchased by TXU Receivables Company with the proceeds from collections of receivables previously purchased. Funding to TXU Gas under the program at June 30, 2004 and December 31, 2003 totaled $47 million and $53 million, respectively. See Note 2 to Financial Statements for a more complete description of the program including the financial impact on earnings and cash flows for the periods presented and the contingencies that could result in termination of the program.

      Credit Ratings -- The current credit ratings for TXU Corp. and TXU Gas are presented below:

                          TXU Corp.         TXU Gas
                          ---------       ----------
                           (Senior          (Senior
                          Unsecured)       Unsecured)
S&P...................        BBB-            BBB
Moody's...............        Ba1             Baa3
Fitch.................        BBB-            BBB-

      Moody's and Fitch currently maintain a stable outlook for TXU Corp. and a developing outlook for TXU Gas. S&P currently maintains a negative outlook for TXU Corp. and a developing outlook for TXU Gas.

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

      Long-term Contractual Obligations and Commitments -- The table below reflects updates of amounts presented in the 2003 Form 10-K to reflect the obligation for the repayment of debt and other instruments as discussed in Note 2 to the Financial Statements, and changes in gas purchase agreements.

Contractual Cash Obligations
----------------------------

                                                                         One to     Three to      More
                                                            Less Than     Three      Five       Than Five
                                                             One Year     Years      Years        Years
                                                             --------     -----      -----        -----

Long-term debt - principal and interest........               $  172     $   24     $  137      $  228

Gas purchases..................................                  130        347         28          50

      There have been no other significant changes in contractual cash obligations of TXU Gas, since December 31, 2003 as disclosed in the 2003 Form 10-K.

OFF BALANCE SHEET ARRANGEMENTS

      See discussion above under Sale of Receivables and in Note 3 to Financial Statements.

COMMITMENTS AND CONTINGENCIES

      See Note 6 to Financial Statements for details of contingencies, including guarantees.

REGULATION AND RATES

      Gas Distribution Rates - See Note 2 for discussion of system-wide rate case filed in May 2003 and related RRC order issued in May 2004.

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


      TXU Gas is subject to changes in laws (including the Texas Gas Utility Regulatory Act, as amended, the Natural Gas Act, as amended, the Clean Air Act, as amended, the Natural Gas Policy Act, as amended) and changing governmental policy and regulatory actions, including those of the RRC, TCEQ, and the EPA, with respect to matters including, but not limited to, operation and construction of pipeline transmission facilities, acquisition, disposal, depreciation and amortization of regulated assets and facilities, recovery of purchased gas costs, and return on invested capital.

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

FORWARD-LOOKING STATEMENTS

      This report and other presentations made by TXU Gas and its subsidiaries (collectively, TXU Gas) contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although TXU Gas believes that in making any such statement its expectations are based on reasonable assumptions, any such statement involves uncertainties and is qualified in its entirety by reference to the risks discussed above under "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" and factors contained in the Forward-Looking Statements section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in TXU Gas' 2003 Form 10-K, that could cause the actual results of TXU Gas to differ materially from those projected in such forward-looking statements. In addition, such forward-looking statements may be affected by TXU Gas' ability or inability to complete the sale of its business to Atmos as contemplated.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Except as presented below, the information required hereunder is not significantly different from the information set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2003 Form 10-K and is therefore not presented herein.

INTEREST RATE RISK

      See Note 3 to Financial Statements for a discussion of the issuance and retirement of debt since December 31, 2003.

CREDIT RISK

      Credit risk relates to the risk of loss associated with non-performance by non-affiliated counterparties. TXU Gas' gross exposure to credit risk, net of receivable sales as of June 30, 2004 was $29 million, after reserves of $5 million, primarily representing trade accounts receivable associated with the sale of natural gas to residential and business customers. TXU Gas had no exposure to any one customer that represented greater than 10% of TXU Gas' trade accounts receivable at June 30, 2004. Reserves for uncollectible accounts receivable are established for the potential loss from non-payment by these customers based on historical experience and market or operational conditions.

ITEM 4.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of TXU Gas' management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures in effect as of the end of the current period included in this quarterly report. This evaluation took into consideration the strategic initiatives described in Note 1 to Financial Statements. Based on the evaluation performed, TXU Gas' management, including the principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective. During the most recent fiscal quarter covered by this quarterly report, there has been no change in TXU Gas' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, TXU Gas' internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits provided as part of Part II are:

                 Previously Filed*
                 -----------------
                     With File            As
Exhibits              Number           Exhibit
--------              -----            -------
(10)           Material Contracts.

10(a)          1-12833                            --    $300,000,000 Credit Agreement dated as of April 26, 2004,
               Form 10-Q                                among TXU Gas Company, the Lenders listed in Schedule 2.01
               (filed August 6,                         thereto, and Credit Suisse First Boston as Administrative
               2004)                                    Agent.

10(b)          1-2833                             --    Agreement and Plan of Merger by and between TXU Gas Company
               Form 10-Q                                and LSG Acquisition Corporation dated June 17, 2004.
               (filed August 6,
               2004)



                 Previously Filed*
                 -----------------
                     With File            As
Exhibits              Number           Exhibit
--------              -----            -------
              (a)      Exhibits provided as part of Part II are:

15                                                --    Letter from independent accountants as to unaudited interim financial information.

(31)           Rule 13a - 14(a)/15d - 14(a) Certifications.

31(a)                                             --    Certification of M.S. Greene, principal executive officer of
                                                        TXU Gas Company, pursuant to Rule 13a - 14(a)/15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                                                        Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)                                             --    Certification of David Anderson, principal financial officer of TXU Gas Company, pursuant to Rule 13a - 14(a)/15d - 14(a)
                                                        of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)           Section 1350 Certifications.

32(a)                                             --    Certification of M.S. Greene, principal executive officer of
                                                        TXU Gas Company, pursuant to 18 U.S.C. Section 1350, as
                                                        adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                                                        2002.

32(b)                                             --    Certification of David Anderson, principal financial officer of TXU Gas Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                                                        2002.

(99)                                                    Additional Exhibits.

99                                                --    Condensed Statement of Consolidated Income - Twelve Months
                                                        Ended June 30, 2004

---------------------
*    Incorporated herein by reference.




               (b)      Reports on Form 8-K furnished or filed since March 31, 2004:

                        Date of Report            Item Reported
                        --------------            -------------
                        April 26, 2004            Item 5             Other Events and Regulation FD Disclosure
                                                  Item 12            Results of Operations and Financial Condition

                        April 27, 2004            Item 5             Other Events and Regulation FD Disclosure

                        May 27, 2004              Item 5             Other Events and Regulation FD Disclosure

                        June 18, 2004             Item 5             Other Events and Regulation FD Disclosure


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         TXU GAS COMPANY

                                       By /s/ David H. Anderson
                                       -------------------------------------
                                       David H. Anderson
                                       Senior Vice President & Chief
                                          Financial Officer


August 13, 2004